Form 10-Q
period 2016-06-30
Kinsale Capital Group, Inc.
filed 2016-09-07
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

2221 Edward Holland Drive, Suite 600 Richmond, VA 23230
(Address of principal executive offices)
(804) 289-1300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at September 2, 2016: 20,968,707

KINSALE CAPITAL GROUP, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share and per share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $370,758 in 2016; $326,953 in 2015)	$378,423	$327,602
Equity securities available-for-sale, at fair value (cost: $14,386 in 2016; $12,184 in 2015)	17,143	14,240
Short-term investments	6,653	2,299
Total investments	402,219	344,141
Cash and cash equivalents	22,236	24,544
Investment income due and accrued	1,897	1,844
Premiums receivable, net	16,667	15,550
Receivable from reinsurers	5,219	11,928
Reinsurance recoverables	75,542	95,670
Ceded unearned premiums	23,421	39,329
Deferred policy acquisition costs, net of ceding commissions	5,515	—
Intangible assets	3,538	3,538
Deferred income tax asset, net	4,601	6,822
Other assets	2,737	1,912
Total assets	$563,592	$545,278

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$245,210	$219,629
Unearned premiums	86,881	81,713
Payable to reinsurers	4,135	3,833
Funds held for reinsurers	49,887	87,206
Accounts payable and accrued expenses	4,870	7,410
Deferred policy acquisition costs, net of ceding commissions	—	1,696
Note payable	29,683	29,603
Other liabilities	13,101	737
Total liabilities	433,767	431,827
Commitments and contingencies

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited) (continued)

	June 30, 2016	December 31, 2015
	(in thousands, except share and per share data)
Stockholders’ equity:
Class A common stock, $0.0001 par value. Authorized 15,000,000 shares; issued and outstanding 13,803,183 shares in 2016 and 2015; liquidation preference $171,696 in 2016; $162,002 in 2015	1	1
Class B common stock, $0.0001 par value. Authorized 3,333,333 shares; issued and outstanding 1,676,456 shares in 2016 and 1,513,592 shares in 2015	—	—
Additional paid-in capital	80,273	80,229
Retained earnings	40,884	29,570
Accumulated other comprehensive income	8,667	3,651
Stockholders’ equity	129,825	113,451
Total liabilities and stockholders’ equity	$563,592	$545,278

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenues:
Gross written premiums	$50,107	$45,112	$93,189	$86,042
Ceded written premiums	(14,446)	(26,274)	(9,733)	(50,218)
Net written premiums	35,661	18,838	83,456	35,824
Change in unearned premiums	(3,878)	(1,822)	(21,076)	(2,367)
Net earned premiums	31,783	17,016	62,380	33,457
Net investment income	1,819	1,377	3,495	2,591
Net realized investment (losses) gains	(4)	8	383	16
Other income	78	191	136	315
Total revenues	33,676	18,592	66,394	36,379

Expenses:
Losses and loss adjustment expenses	17,456	8,061	35,577	17,279
Underwriting, acquisition and insurance expenses	6,481	31	12,729	362
Other expenses	486	517	946	1,013
Total expenses	24,423	8,609	49,252	18,654
Income before income taxes	9,253	9,983	17,142	17,725
Total income tax expense	3,196	3,374	5,828	6,000
Net income	$6,057	$6,609	$11,314	$11,725

Other comprehensive income:
Unrealized gains (losses), net of taxes of $1,557 and $2,702 in 2016 and $(1,060) and $(653) in 2015	2,890	(1,970)	5,016	(1,213)
Total comprehensive income	$8,947	$4,639	$16,330	$10,512

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Earnings per share:
Basic - Class A	$0.42	$0.44	$0.79	$0.80
Diluted - Class A	$0.42	$0.44	$0.79	$0.80

Weighted-average common shares outstanding:
Basic - Class A	13,803,183	13,795,530	13,803,183	13,795,530
Diluted - Class A	13,803,183	13,795,530	13,803,183	13,795,530

Earnings per share:
Basic - Class B	$0.19	$0.42	$0.26	$0.57
Diluted - Class B	$0.18	$0.42	$0.25	$0.56

Weighted-average common shares outstanding:
Basic - Class B	1,583,470	1,359,183	1,557,089	1,331,881
Diluted - Class B	1,665,936	1,369,738	1,649,971	1,350,411

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2014	$1	$—	$80,074	$7,297	$5,214	$92,586
Restricted stock grants	—	—	50	—	—	50
Other comprehensive loss, net of tax	—	—	—	—	(1,213)	(1,213)
Net income	—	—	—	11,725	—	11,725
Balance at June 30, 2015	$1	$—	$80,124	$19,022	$4,001	$103,148

Balance at December 31, 2015	$1	$—	$80,229	$29,570	$3,651	$113,451
Restricted stock grants	—	—	44	—	—	44
Other comprehensive income, net of tax	—	—	—	—	5,016	5,016
Net income	—	—	—	11,314	—	11,314
Balance at June 30, 2016	$1	$—	$80,273	$40,884	$8,667	$129,825

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities:
Net cash provided by operating activities	$36,480	$34,524

Investing activities:
Purchase of property and equipment	(236)	(92)
Change in short-term investments, net	(4,354)	1,960
Securities available-for-sale:
Purchases – fixed maturity securities	(64,207)	(66,472)
Purchases – equity securities	(2,202)	(81)
Sales – fixed maturity securities	13,055	4,002
Maturities and calls – fixed maturity securities	19,223	21,345
Net cash used in investing activities	(38,721)	(39,338)

Financing activities:
Payments on capital lease	(67)	(53)
Net cash used in financing activities	(67)	(53)
Net change in cash and cash equivalents	(2,308)	(4,867)
Cash and cash equivalents at beginning of year	24,544	23,958
Cash and cash equivalents at end of period	$22,236	$19,091

See accompanying notes to condensed consolidated financial statements.

Kinsale Capital Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the 2015 audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the "Company") included in the final prospectus filed with the SEC on July 29, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions.
Prospective accounting pronouncements
ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-09, "Insurance (Topic 944), Disclosures about Short-Duration Contracts.” This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The new guidance requires the disclosure of the following information related to unpaid claims and claim adjustment expenses:

•	net incurred and paid claims development information by accident year for the number of years for which claims incurred typically remain outstanding, but need not exceed 10 years;

•
a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position;

•
for each accident year presented, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses;

•	for each accident year presented, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and

•	for all claims, the average annual percentage payout of incurred claims by age.
This ASU is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has not early-adopted this ASU and while disclosures will be increased, the Company does not believe adoption will have a material effect on its financial statements.
ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options (if probable of exercise) plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)
On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down.
 This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments:

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,410	$65	$—	$12,475
Obligations of states, municipalities and political subdivisions	62,488	4,619	(141)	66,966
Corporate and other securities	131,482	1,295	(258)	132,519
Asset-backed securities	72,148	801	(136)	72,813
Residential mortgage-backed securities	92,230	1,479	(59)	93,650
Total fixed maturities	370,758	8,259	(594)	378,423

Equity securities:
Exchange traded funds	14,386	3,117	(360)	17,143
Total available-for-sale investments	$385,144	$11,376	$(954)	$395,566

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,422	$13	$(2)	$3,433
Obligations of states, municipalities and political subdivisions	69,997	2,562	(46)	72,513
Corporate and other securities	130,758	306	(1,543)	129,521
Asset-backed securities	58,680	58	(431)	58,307
Residential mortgage-backed securities	64,096	760	(1,028)	63,828
Total fixed maturities	326,953	3,699	(3,050)	327,602

Equity securities:
Exchange traded funds	12,184	2,392	(336)	14,240
Total available-for-sale investments	$339,137	$6,091	$(3,386)	$341,842

Available-for-sale securities in a loss position
The Company regularly reviews all securities with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be an other-than-temporary impairment ("OTTI"). The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security's value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in fair value.
For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery is considered.
For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value at the security's effective yield of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income (loss). For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	4,385	(80)	2,536	(61)	6,921	(141)
Corporate and other securities	17,882	(39)	15,559	(219)	33,441	(258)
Asset-backed securities	7,815	(6)	15,076	(130)	22,891	(136)
Residential mortgage-backed securities	4,949	(20)	9,178	(39)	14,127	(59)
Total fixed maturities	35,031	(145)	42,349	(449)	77,380	(594)

Equity securities:
Exchange traded funds	1,209	(103)	1,592	(257)	2,801	(360)
Total	$36,240	$(248)	$43,941	$(706)	$80,181	$(954)
At June 30, 2016, the Company held 69 fixed maturity securities with a total estimated fair value of $77.4 million and gross unrealized losses of $0.6 million. Of these securities, 36 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. Substantially all fixed maturity securities are of high credit quality and continue to pay the expected coupon payments under the contractual terms of the securities. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the six months ended June 30, 2016.
At June 30, 2016, the Company held three exchange traded funds ("ETFs") in its equity portfolio with a total estimated fair value of $2.8 million and gross unrealized losses of $0.4 million. One of these securities were in a continuous unrealized loss position for greater than one year. Given the Company's intent to hold and expectation of recovery to cost within a reasonable time, the Company did not consider any of the equities securities to be other-than-temporarily impaired at June 30, 2016.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$2,999	$(2)	$—	$—	$2,999	$(2)
Obligations of states, municipalities and political subdivisions	844	(2)	2,550	(44)	3,394	(46)
Corporate and other securities	89,334	(1,515)	6,978	(28)	96,312	(1,543)
Asset-backed securities	30,002	(209)	13,070	(222)	43,072	(431)
Residential mortgage-backed securities	30,243	(434)	16,072	(594)	46,315	(1,028)
Total fixed maturities	153,422	(2,162)	38,670	(888)	192,092	(3,050)

Equity securities:
Exchange traded funds	3,256	(331)	26	(5)	3,282	(336)
Total	$156,678	$(2,493)	$38,696	$(893)	$195,374	$(3,386)
At December 31, 2015, the Company held 156 fixed maturity securities with a total estimated fair value of $192.1 million and gross unrealized losses of $3.1 million. Of those securities, 36 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. Unrealized losses related to corporate fixed maturity securities in the energy sector were approximately $1.1 million at December 31, 2015. Substantially all fixed maturity securities are of high credit quality and continue to pay the expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2015 experienced an other-than-temporary impairment.
At December 31, 2015, the Company held five ETFs in its equity portfolio with a total estimated fair value of $3.3 million and gross unrealized losses of $0.3 million. One of these securities was in a continuous unrealized loss position for greater than one year. Given the Company's intent to hold and expectation of recovery to cost within a reasonable time, the Company did not consider any of the equities securities to be other-than-temporarily impaired at December 31, 2015.

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at June 30, 2016 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$36,817	$36,855
Due after one year through five years	104,397	105,535
Due after five years through ten years	24,932	26,280
Due after ten years	40,234	43,290
Asset-backed securities	72,148	72,813
Residential mortgage-backed securities	92,230	93,650
Total fixed maturities	$370,758	$378,423
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest:
Municipal bonds (tax exempt)	$1,524	$1,144	$2,913	$2,084
Taxable bonds	375	313	781	694
Cash, cash equivalents, and short-term investments	12	2	20	4
Dividends on equity securities	118	106	202	180
Gross investment income	2,029	1,565	3,916	2,962
Investment expenses	(210)	(188)	(421)	(371)
Net investment income	$1,819	$1,377	$3,495	$2,591

Net investment gains and losses
There were no significant realized investment gains or losses for the three months ended June 30, 2016. Realized investment gains for the six months ended June 30, 2016 of $0.4 million resulted from the sales of fixed maturity securities. There were no significant realized investment gains or losses for the three months and six months ended June 30, 2015.
Change in net unrealized gains (losses) on investments
The following table presents the change in available-for-sale net unrealized gains (losses) by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$4,087	$(2,915)	$7,016	$(1,923)
Equity securities	360	(115)	701	57
Net increase (decrease)	$4,447	$(3,030)	$7,717	$(1,866)
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.5 million and $7.2 million on deposit with state regulatory authorities at June 30, 2016 and December 31, 2015, respectively.
Payable for investments purchased
At June 30, 2016, payable for investments purchased, a non-cash transaction, was $12.3 million and was included in the "other liabilities" line item of the balance sheet. There were no payables for investments purchased at December 31, 2015.
3.     Fair value measurements
Fair value was estimated for each class of financial instrument for which it was practical to estimate fair value. Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. The three levels of the fair value hierarchy are described below:
The three levels of the fair value hierarchy are defined as follows:
Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.
Level 3 - Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement.
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the condensed consolidated financial statements including 1) obtaining and reviewing internal control reports from the Company's investment manager that obtain fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from outside pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,475	$—	$—	$12,475
Obligations of states, municipalities and political subdivisions	—	66,966	—	66,966
Corporate and other securities	—	132,519	—	132,519
Asset-backed securities	—	72,813	—	72,813
Residential mortgage-backed securities	—	93,650	—	93,650
Total fixed maturities	12,475	365,948	—	378,423

Equity securities:
Exchange traded funds	17,143	—	—	17,143
Short-term investments	—	6,653	—	6,653
Total	$29,618	$372,601	$—	$402,219

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,433	$—	$—	$3,433
Obligations of states, municipalities and political subdivisions	—	72,513	—	72,513
Corporate and other securities	—	129,521	—	129,521
Asset-backed securities	—	58,307	—	58,307
Residential mortgage-backed securities	—	63,828	—	63,828
Total fixed maturities	3,433	324,169	—	327,602

Equity securities:
Exchange traded funds	14,240	—	—	14,240
Short-term investments	—	2,299	—	2,299
Total	$17,673	$326,468	$—	$344,141
There were no transfers into or out of Level 1 and Level 2 during the three and six months ended June 30, 2016. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.
Due to the relatively short-term nature of cash, cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value. Additionally, due to variable interest rates and no change in the Company's credit standing, the carrying value of the note payable approximates fair value as of June 30, 2016 and December 31, 2015.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$5,305	$(3,821)	$(1,696)	$(3,762)
Policy acquisition costs deferred:
Direct commissions	7,448	6,687	13,848	12,769
Ceding commissions	(4,995)	(9,831)	(2,204)	(18,738)
Other underwriting and policy acquisition costs	700	822	1,426	1,601
Policy acquisition costs deferred	3,153	(2,322)	13,070	(4,368)
Amortization of net policy acquisition costs	(2,943)	2,093	(5,859)	4,080
Balance, end of period	$5,515	$(4,050)	$5,515	$(4,050)
For the three and six months ended June 30, 2016, the deferred ceding commissions decreased as a result of the change in the ceding percentage under the Company’s multi-line quota share reinsurance treaty ("MLQS"). The negative, or liability, balance at June 30, 2015 was also due to the effect of the deferred ceding commissions related to the MLQS. See note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Gross commissions	$6,668	$6,085	$13,074	$12,048
Ceding commissions	(5,218)	(10,817)	(10,626)	(20,897)
Other operating expenses	5,031	4,763	10,281	9,211
Total	$6,481	$31	$12,729	$362
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $4.2 million and $3.9 million for the three months ended June 30, 2016 and 2015. Salaries, bonus and employee benefits expenses were $8.8 million and $7.6 million for the six months ended June 30, 2016 and 2015.

6.    Earnings per share
Earnings per share for Class A and Class B common stock were calculated using the two-class method. Under the two-class method, net income attributable to Class A and Class B common stockholders was determined by allocating undistributed earnings to each class of stock. The net income per share attributable to common stockholders was allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. Net income attributable to Class A common stockholders equaled the sum of dividends at the rate per annum of 12% compounding annually during the period ("Accruing Dividends") plus seventy-five percent of any remaining assets of the Company available for distribution to its stockholders in the event of a liquidation, dissolution, winding up or sale of the Company after payment of the Accruing Dividends ("Residual Proceeds"). Net income attributable to Class B common stockholders equaled twenty-five percent of the Residual Proceeds.
Basic earnings per share for each class of common stock was computed by dividing the net income attributable to the common stockholders by the weighted-average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock.

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Earnings per share - Class A stockholders:
Numerator for earnings per share:
Net income	$6,057	$6,609	$11,314	$11,725
Less: net income attributable to Class B stockholders	303	571	405	754
Net income attributable to Class A stockholders	$5,754	$6,038	$10,909	$10,971

Denominator for earnings per share:
Weighted average shares outstanding - basic	13,803,183	13,795,530	13,803,183	13,795,530
Weighted average shares outstanding - diluted	13,803,183	13,795,530	13,803,183	13,795,530

Earnings per Class A common share - basic	$0.42	$0.44	$0.79	$0.80
Earnings per Class A common share - diluted	$0.42	$0.44	$0.79	$0.80

Earnings per share - Class B stockholders:
Numerator for earnings per share:
Net income attributable to Class B stockholders	$303	$571	$405	$754

Denominator for earnings per share:
Weighted average shares outstanding - basic	1,583,470	1,359,183	1,557,089	1,331,881
Unvested restricted stock grants	82,466	10,555	92,882	18,530
Weighted average shares outstanding - diluted	1,665,936	1,369,738	1,649,971	1,350,411

Earnings per Class B common share - basic	$0.19	$0.42	$0.26	$0.57
Earnings per Class B common share - diluted	$0.18	$0.42	$0.25	$0.56
There were no material anti-dilutive Class B shares for the three months and six months ended June 30, 2016 and 2015. See note 12 for details regarding changes to the Company's equity structure subsequent to June 30, 2016.

7.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2016	2015
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$124,126	$91,970
Commutation of MLQS	24,296	8,587
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	148,422	100,557
Incurred losses and loss adjustment expenses:
Current year	40,984	24,094
Prior years	(5,407)	(6,815)
Total net losses and loss adjustment expenses incurred	35,577	17,279

Payments:
Current year	1,078	605
Prior years	13,026	9,237
Total payments	14,104	9,842
Net reserves for unpaid losses and loss adjustment expenses, end of period	169,895	107,994
Reinsurance recoverable on unpaid losses	75,315	77,848
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$245,210	$185,842
During the six months ended June 30, 2016, $5.4 million of redundancy developed on the reserves for unpaid losses and loss adjustment expenses held at December 31, 2015. This favorable development was primarily attributable to the Company’s casualty lines for accident years 2014 and 2015, which were below the Company's initial expected loss ratios.
During the six months ended June 30, 2015, $6.8 million of redundancy developed on the reserves for unpaid losses and loss adjustment expenses held at December 31, 2014. The favorable development was attributable primarily to the Company’s casualty lines for accident years 2013 and 2014, which were below the Company's initial expected loss ratios.
See note 8 for further details regarding the commutation of the MLQS.

8.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Written:
Direct	$50,161	$45,075	$93,151	$85,898
Assumed	(54)	37	38	144
Ceded	(14,446)	(26,274)	(9,733)	(50,218)
Net written	$35,661	$18,838	$83,456	$35,824

Earned:
Direct	$44,895	$41,129	$87,987	$81,205
Assumed	2	37	34	75
Ceded	(13,114)	(24,150)	(25,641)	(47,823)
Net earned	$31,783	$17,016	$62,380	$33,457
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $3.4 million and $10.6 million for the three months ended June 30, 2016 and 2015, respectively. Ceded incurred losses and loss adjustment expenses were $7.8 million and $21.5 million for the six months ended June 30, 2016 and 2015 respectively. At June 30, 2016, reinsurance recoverables on paid and unpaid losses were $0.2 million and $75.3 million, respectively. At December 31, 2015, reinsurance recoverables on paid and unpaid losses were and $0.2 million and $95.5 million, respectively.
Multi-line quota share reinsurance
The Company participates in a MLQS treaty that transfers a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance Company, an Arkansas insurance company ("Kinsale Insurance"), to reinsurers in exchange for a proportion of the direct written premiums on that business. Under the terms of the MLQS covering the period January 1, 2015 to December 31, 2015 (the "2015 MLQS"), Kinsale Insurance received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4.00% of ceded written premium. The 2015 MLQS contract includes a sliding scale commission provision that can adjust the ceding commissions within a range of 25% to 41% based on the loss experience of the business ceded. The 2015 MLQS ceding percentage during the first nine months of 2015 was 50%. The ceding percentage remained at 50% until October 1, 2015, at which time the Company decreased the percentage to 40%. Effective January 1, 2016, the Company further reduced the ceding percentage from 40% to 15%. The change in the ceding percentage reduced ceded written premiums by $17.0 million at January 1, 2016, with a corresponding reduction to ceded unearned premiums.
Effective January 1, 2016, the Company commuted the MLQS covering the period January 1, 2014 to December 31, 2014 (the "2014 MLQS"). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $34.2 million at January 1, 2016, with a corresponding reduction to funds held for reinsurers. Effective January 1, 2015, the Company commuted 55% of the treaty covering the period July 1, 2012 to December 31, 2013 (the "2013 MLQS"). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $11.9 million at January 1, 2015, with a corresponding reduction to funds held for reinsurers. The commutations did not have any effect on the Company's results of operations or cash flows for the applicable periods.
9. Credit facility
The Company has a loan and security agreement (the "Credit Agreement") with The PrivateBank and Trust Company ("PrivateBank") with a five-year secured term loan in the amount of $30.0 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate on the term loan accrues daily at a rate equal to the 3 month LIBOR plus a margin, and is payable on the last day of each calendar quarter. The term loan has a maturity of December 4, 2020. The Company's wholly-owned subsidiaries, Kinsale Management, Inc. ("Kinsale Management") and Aspera Insurance Services Inc. ("Aspera"), are guarantors of the term loan. The assets of Kinsale Management and the stock of Kinsale Insurance have been pledged as collateral to PrivateBank.
On June 28, 2016, the Company amended and restated its Credit Agreement to, among other things, (i) increase the materiality thresholds and grace periods for events of default thereunder, (ii) add additional permitted categories to the debt, lien, restricted payments, mergers, disposals, transactions with affiliates and investment covenants, as well as to increase the general permitted baskets under the debt, lien, restricted payments and investment covenants, (iii) remove certain representations and warranties and affirmative covenants, (iv) add materiality qualifiers to certain representations and warranties, (v) add reinvestment rights and a minimum threshold with respect to net cash proceeds of certain asset disposals (other than disposals of the stock of Kinsale Insurance, which has been pledged as collateral to PrivateBank) which must be used to prepay the outstanding term loans and (vi) make the creation and perfection requirements with respect to collateral less onerous.

10.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized gains (losses) arising during the period, before income taxes	$4,421	$(3,022)	$8,079	$(1,850)
Income taxes	(1,548)	1,057	(2,828)	647
Unrealized gains (losses) arising during the period, net of income taxes	2,873	(1,965)	5,251	(1,203)
Less reclassification adjustment:
Net realized investment gains (losses)	(26)	8	361	16
Income taxes	9	(3)	(126)	(6)
Reclassification adjustment included in net income	(17)	5	235	10
Other comprehensive income (loss)	$2,890	$(1,970)	$5,016	$(1,213)
The sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See note 2 for additional information.

11.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Commercial:
Construction	$12,053	$9,528	$21,305	$17,640
Small Business	6,896	5,042	13,328	9,328
Professional Liability	4,040	3,936	7,985	8,212
Excess Casualty	4,858	4,465	8,503	8,305
Energy	3,515	4,227	7,159	8,615
General Casualty	4,771	5,269	7,857	10,269
Life Sciences	3,015	3,167	5,874	5,728
Allied Health	2,271	1,924	4,397	3,955
Products Liability	2,779	2,876	4,870	4,943
Healthcare	1,275	1,287	3,152	3,179
Commercial Property	1,268	1,873	2,386	3,397
Management Liability	531	—	1,148	—
Inland Marine	245	—	631	—
Environmental	428	245	756	376
Public Entity	—	—	223	—
Commercial Insurance	105	—	215	—
Total commercial	48,050	43,839	89,789	83,947
Personal:
Personal insurance	2,057	1,273	3,400	2,095
Total	$50,107	$45,112	$93,189	$86,042

12. Subsequent events
Amendment of Certificate of Incorporation and Reclassification of Common Stock
At December 31, 2015, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share ("Common Stock"), of which 15,000,000 shares were designated as Class A Common Voting Shares ("Class A Common Stock") and 3,333,333 were designated as Class B Common Non-Voting Shares ("Class B Common Stock"). On July 28, 2016, in connection with the initial public offering (the "IPO"), the Company amended and restated its certificate of incorporation to recapitalize the Company's authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.
In addition, the amended and restated certificate of incorporation provided for automatic reclassification of the Company's Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were reclassified into 14,682,671 shares of common stock, which were equal to the sum of:

•
the number of shares of common stock equal to the amount of accrued and unpaid dividends based on a reclassification date of July 28, 2016, or $90.3 million, divided by the initial public offering price of $16.00 per share, plus

•	the number of shares of common stock equal to a conversion ratio of 0.65485975, calculated on the IPO price of $16.00 per share.
On July 28, 2016, the Company had outstanding grants of 1,783,858 restricted shares of Class B Common Stock. At that date, all restricted shares of Class B Common Stock were reclassified into 1,286,036 shares of common stock equal to a conversion ratio of 0.72095061. The conversion ratio was calculated on the IPO price of $16.00 per share.
All fractional shares resulting from the reclassification of Class A Common Stock and Class B Common Stock into a single class of common stock were settled in cash.
Initial Public Offering
On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriter's option to purchase additional shares. After underwriter discounts and commissions and estimated offering expenses, the Company received net proceeds from the offering of approximately $72.4 million. The Company did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The issuance of common stock by the Company and the related net proceeds will be recorded in the consolidated financial statements on August 2, 2016, the closing date of the IPO.
Equity-based Compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27, 2016, the Board of Directors approved and the Company granted 1,036,916 stock options with an exercise price equal to the IPO price per share of $16.00, a maximum contractual term of 10 years, and a vesting period in which the options vest in 4 equal annual installments following the date of the grant.

Dividend Declaration
On August 30, 2016, the Company's Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend is payable on September 30, 2016 to all stockholders of record on September 15, 2016.

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q (this "Quarterly Report"). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the final prospectus filed with the Securities and Exchange Commission ("SEC") on July 29, 2016.
References to the "Company," "we," "us," and "our" are to Kinsale Capital Group, Inc. and its subsidiaries, unless the context otherwise requires.

Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks. We market and sell these insurance products in all 50 states and the District of Columbia through a network of independent insurance brokers.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2016, the percentage breakdown of our gross written premiums was 93.1% casualty and 6.9% property. Our commercial lines offerings include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.6% of our gross written premiums in the first half of 2016.
Factors affecting our results of operations
The MLQS
Historically, a significant amount of our business has been reinsured through our MLQS with third-party reinsurers. This agreement allows us to cede a portion of the risk related to certain of the insurance that we underwrite in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS is subject to annual renewal; however, we can adjust the amount of business we cede on a quarterly basis in accordance with the terms of the MLQS. We continually monitor the ceding percentage under the MLQS and adjust this percentage based on our projected direct written premiums. The counterparties under the MLQS for calendar year 2016 were Tokio Millennium Re AG (40%), Munich Reinsurance America, Inc. (32.5%), Everest Reinsurance Co. (20%) and Berkley Insurance Co. (7.5%).
Effective January 1, 2015, the ceding percentage under the MLQS was 50% and the provisional ceding commission rate was 41%.The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%, while the ceding commission rate remained at 41%. A lower ceding percentage generally results in higher net earned premiums and a reduction in ceding commissions in future periods.
Effective January 1, 2016, we reduced the ceding percentage from 40% to 15% while maintaining the provisional ceding commission rate at 41%. We reduced the ceding percentage under the MLQS as a result of Kinsale Insurance’s capital position growing more strongly from the profitability of the business relative to the growth rate of gross written premiums. We may adjust the ceding percentage under the MLQS for future periods depending on future business conditions in our industry. Generally, we would consider increasing the ceding percentage when gross written premiums are growing more strongly relative to the growth rate of Kinsale Insurance’s capital position, and decreasing the ceding percentage when Kinsale Insurance’s capital position is growing more strongly relative to the growth rate of gross written premiums. In periods of high premium rates and shortages of underwriting capacity (known as a hard market), the E&S market may grow significantly more rapidly than the standard insurance market as business may shift from the standard market to the E&S market dramatically. Additionally, under the terms of the 2016 MLQS, we have the ability to terminate and commute the contract as early as September 30, 2016 as a result of the Company's initial public offering that closed on August 2, 2016. We intend to commute such contract on October 1, 2016.
The impact of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$50,107	$—	$50,107	$45,112	$—	$45,112
Ceded written premiums	(14,446)	(6,363)	(8,083)	(26,274)	(18,706)	(7,568)
Net written premiums	$35,661	$(6,363)	$42,024	$18,838	$(18,706)	$37,544
Net retention (1)	71.2%		83.9%	41.8%		83.2%

Net earned premiums	$31,783	$(5,692)	$37,475	$17,016	$(17,291)	$34,307
Losses and loss adjustment expenses	(17,456)	2,385	(19,841)	(8,061)	7,654	(15,715)
Underwriting, acquisition and insurance expenses	(6,481)	3,080	(9,561)	(31)	8,945	(8,976)
Underwriting income (2)	$7,846	$(227)	$8,073	$8,924	$(692)	$9,616

Loss ratio	54.9%	41.9%	—	47.4%	44.3%	—
Expense ratio	20.4%	54.1%	—	0.2%	51.7%	—
Combined ratio	75.3%	96.0%	—	47.6%	96.0%	—

Adjusted loss ratio (3)	—	—	52.9%	—	—	45.8%
Adjusted expense ratio (3)	—	—	25.5%	—	—	26.2%
Adjusted combined ratio (3)	—	—	78.4%	—	—	72.0%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$93,189	$—	$93,189	$86,042	$—	$86,042
Ceded written premiums	(9,733)	5,226	(14,959)	(50,218)	(35,910)	(14,308)
Net written premiums	$83,456	$5,226	$78,230	$35,824	$(35,910)	$71,734
Net retention (1)	89.6%		83.9%	41.6%		83.4%

Net earned premiums	$62,380	$(11,124)	$73,504	$33,457	$(33,994)	$67,451
Losses and loss adjustment expenses	(35,577)	4,195	(39,772)	(17,279)	15,475	(32,754)
Underwriting, acquisition and insurance expenses	(12,729)	6,485	(19,214)	(362)	17,159	(17,521)
Underwriting income (2)	$14,074	$(444)	$14,518	$15,816	$(1,360)	$17,176

Loss ratio	57.0%	37.7%	—	51.6%	45.5%	—
Expense ratio	20.4%	58.3%	—	1.1%	50.5%	—
Combined ratio	77.4%	96.0%	—	52.7%	96.0%	—

Adjusted loss ratio (3)	—	—	54.1%	—	—	48.6%
Adjusted expense ratio (3)	—	—	26.1%	—	—	26.0%
Adjusted combined ratio (3)	—	—	80.2%	—	—	74.6%
(1) The ratio of net written premiums to gross written premiums.
(2) Underwriting income is a non-GAAP financial measure. See "— Reconciliation of non-GAAP financial measures" for a reconciliation of underwriting income to net income in accordance with GAAP.
(3) Our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio as each of our loss ratio, expense ratio and combined ratio, respectively, excluding the effects of the MLQS. We use these adjusted ratios as an internal performance measure in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss ratio, expense ratio and combined ratio, respectively, which are presented in accordance with GAAP.
Our results of operations may be difficult to compare from year to year as we may make periodic adjustments to the amount of business we cede under the terms of the MLQS, may change the negotiated terms of the MLQS upon renewal, and may increase or decrease the ceding commission under the MLQS based on the loss experience of the business ceded. In light of the impact of the MLQS on our results of operations, we internally evaluate our financial performance both including and excluding the effect of the MLQS.
Components of our results of operations
Gross written premiums
Gross written premiums are the amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period are generally influenced by:

•	New business submissions;

•	Binding of new business submissions into policies;

•	Renewals of existing policies; and

•	Average size and premium rate of new and existing policies.
We earn insurance premiums on a pro rata basis over the term of a policy. Our insurance policies generally have a term of one year. Net earned premiums represent the earned portion of our gross written premiums, less that portion of our gross written premiums that is ceded to third-party reinsurers under our reinsurance agreements.
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels. Since we reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, we anticipate that our ceded written premiums will decline significantly relative to our gross written premiums in future periods.
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, but also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
Net investment gains
Net investment gains are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings.
Other income
Other income primarily consists of the commissions retained by our affiliate broker, Aspera.
Losses and loss adjustment expenses
Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and the loss experience associated with the underlying coverage. In general, our losses and loss adjustment expenses are affected by:

•	Frequency of claims associated with the particular types of insurance contracts that we write;

•	Trends in the average size of losses incurred on a particular type of business;

•	Mix of business written by us;

•	Changes in the legal or regulatory environment related to the business we write;

•	Trends in legal defense costs;

•	Wage inflation; and

•	Inflation in medical costs.
Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over a period of years.
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees. As we have reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, we expect to receive lower ceding commissions and therefore anticipate that our underwriting, acquisition and insurance expenses will increase significantly during 2016.
Other expenses
Other expenses are comprised principally of interest expense related to our credit facility and expenses relating to Aspera, our affiliate broker.
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Kinsale Insurance is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will be dependent on the jurisdictions in which we operate and the tax laws and regulations in effect.
Key metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net investment gains and losses, and other income and expenses. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of underwriting income to net income in accordance with GAAP.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net earned premiums, net of the effects of reinsurance.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses to net earned premiums.
Combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.
Adjusted loss ratio is a non-GAAP financial measure. We define adjusted loss ratio as the loss ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see "—Factors affecting our results of operations — The MLQS."

Adjusted expense ratio is a non-GAAP financial measure. We define adjusted expense ratio as the expense ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see "—Factors affecting our results of operations — The MLQS."
Adjusted combined ratio is a non-GAAP financial measure. We define adjusted combined ratio as the loss ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see "—Factors affecting our results of operations — The MLQS."
Return on equity is our net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Our overall financial goal is to produce a return on equity of at least 15% over the long-term.

Results of operations
Three months ended June 30, 2016 compared to three months ended June 30, 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change

Gross written premiums	$50,107	$45,112	$4,995
Ceded written premiums	(14,446)	(26,274)	11,828
Net written premiums	$35,661	$18,838	$16,823

Net earned premiums	$31,783	$17,016	$14,767
Losses and loss adjustment expenses	17,456	8,061	9,395
Underwriting, acquisition and insurance expenses	6,481	31	6,450
Underwriting income (1)	7,846	8,924	(1,078)
Other expenses, net	(408)	(326)	(82)
Net investment income	1,819	1,377	442
Net investment gains	(4)	8	(12)
Income before taxes	9,253	9,983	(730)
Income tax expense	3,196	3,374	(178)
Net income	$6,057	$6,609	$(552)

Return on equity	19.3%	26.2%

Loss ratio	54.9%	47.4%
Expense ratio	20.4%	0.2%
Combined ratio	75.3%	47.6%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of underwriting income to net income in accordance with GAAP.
Our net income was $6.1 million for the three months ended June 30, 2016 compared to $6.6 million for the three months ended June 30, 2015, a decrease of 8.4%. Our underwriting income decreased by $1.1 million, or 12.1%, to $7.8 million for the three months ended June 30, 2016 compared to $8.9 million for the three months ended June 30, 2015. The decrease in our underwriting income in the period was primarily due to lower favorable loss development from prior accident years, during the second quarter of 2016 compared to the same period in 2015.
On January 1, 2015, we renewed the MLQS and maintained the ceding percentage at 50%, which resulted in a net retention ratio of 41.8%, for the three months ended June 30, 2015. The provisional ceding commission rate for the MLQS was increased slightly to 41%.The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%. Upon renewal of the MLQS on January 1, 2016, we further reduced the ceding percentage from 40% to 15%, which resulted in a net retention ratio of 71.2% for the three months ended

June 30, 2016, while maintaining the provisional ceding commission rate at 41%. Excluding the effect of the MLQS, our net retention ratio was 83.9% for the three months ended June 30, 2016 compared to 83.2% for the three months ended June 30, 2015.
In addition, excluding the effect of the MLQS, our underwriting income was $8.1 million for the three months ended June 30, 2016 compared to $9.6 million for the three months ended June 30, 2015, a decrease of $1.5 million, or 16.0%. The corresponding adjusted combined ratio was 78.4% for the three months ended June 30, 2016 compared to 72.0% for the three months ended June 30, 2015.
Premiums
Our gross written premiums were $50.1 million for the three months ended June 30, 2016 compared to $45.1 million for the three months ended June 30, 2015, an increase of $5.0 million, or 11.1%. Premium growth in the second quarter of 2016 was principally due to a greater number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us in the second quarter of 2016 was $8,669 compared to $9,996 in the second quarter of 2015. The increase in gross written premiums was most notable in the construction, small business and personal insurance lines of business, offset in part by lower premiums written in the energy line of business.
Net written premiums increased by $16.8 million, or 89.3%, to $35.7 million for the three months ended June 30, 2016 from $18.8 million for the three months ended June 30, 2015. This increase in net written premiums was primarily due to the decrease in the ceding percentage on the MLQS and higher gross written premiums in the second quarter of 2016 compared to the second quarter 2015. Effective January 1, 2016, we decreased the ceding percentage on the MLQS from 40% to 15%.
Net earned premiums increased by $14.8 million, or 86.8%, to $31.8 million for the three months ended June 30, 2016 from $17.0 million for the three months ended June 30, 2015 due to higher net written premiums in the second quarter of 2016 compared to the second quarter of 2015. Excluding the effect of the MLQS, net earned premiums increased by $3.2 million, or 9.2%, to $37.5 million for the three months ended June 30, 2016 from $34.3 million for the three months ended June 30, 2015.
Loss ratio
Our loss ratio was 54.9% for the three months ended June 30, 2016 compared to 47.4% for the three months ended June 30, 2015, or an increase of 7.5 basis points. This increase in the loss ratio for the second quarter of 2016 was due primarily to lower favorable development of prior accident years during the second quarter of 2016 compared to the same period in 2015.

The following tables summarize the effect of the factors indicated above on the loss ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$20,140	63.3%	$11,286	66.3%
Effect of prior year development	(2,684)	(8.4)	(3,225)	(18.9)
	$17,456	54.9%	$8,061	47.4%

	Three Months Ended June 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$23,287	62.1%	$20,926	61.0%
Effect of prior year development	(3,446)	(9.2)	(5,211)	(15.2)
	$19,841	52.9%	$15,715	45.8%
Expense ratio
Our expense ratio was 20.4% for the three months ended June 30, 2016 compared to 0.2% for the three months ended June 30, 2015. As a result of the MLQS, our expense ratio in the second quarter of 2015 was low from ceding commissions we received under the MLQS and certain other reinsurance contracts.
The following table summarizes the effect of the factors indicated above on the expense ratio for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums
Commissions incurred:
Direct	$6,668	21.0%	$6,085	35.8%
Ceding - MLQS	(3,080)	(9.7)%	(8,945)	(52.6)%
Ceding - other	(2,138)	(6.7)%	(1,872)	(11.0)%
Net commissions incurred	1,450	4.6%	(4,732)	(27.8)%
Other underwriting expenses	5,031	15.8%	4,763	28.0%
Underwriting, acquisition, and insurance expenses	$6,481	20.4%	$31	0.2%

The 20.2 basis point increase in the expense ratio in the second quarter of 2016 was due primarily to the decrease in the ceding percentage and related ceding commission on the MLQS for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Other underwriting expenses were $5.0 million for the three months ended June 30, 2016 compared to $4.8 million for the three months ended June 30, 2015, an increase of $0.3 million, or 5.6%. This increase was primarily due to higher compensation costs associated with an increase in the number of employees in the second quarter of 2016. Direct commissions paid as a percent of gross written premiums was 14.9% for the three months ended June 30, 2016 and 14.8% for the three months ended June 30, 2015.
Excluding the effect of the MLQS, the adjusted expense ratio was 25.5% for the three months ended June 30, 2016 compared to 26.2% for the three months ended June 30, 2015.
Combined ratio
Our combined ratio was 75.3% for the three months ended June 30, 2016 compared to 47.6% for the three months ended June 30, 2015. Excluding the effects of the MLQS, the adjusted combined ratio was 78.4% for the three months ended June 30, 2016 compared to 72.0% for the three months ended June 30, 2015.
Investing results
Our net investment income increased by 32.1% to $1.8 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015, primarily due to the increase in our investment portfolio from additional premiums collected since the second quarter of 2015. We achieved this increase despite the continuing low interest rate environment.
The following table summarizes net investment income and net capital gains for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change

Net investment income	$1,819	1,377	$442
Net realized investment (losses) gains	(4)	8	(12)
Total	$1,815	$1,385	$430
Our fixed income portfolio had a gross investment return of 2.15% for the three months ended June 30, 2016, compared to 2.12% for the three months ended June 30, 2015.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the three months ended June 30, 2016 and 2015.
Other expenses, net
Other expenses were relatively flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and were comprised principally of interest expense related to our credit facility of $0.3 million for the second quarter of 2016 and 2015, and operating expenses related to Aspera.

Income tax expense
Our income tax expense was $3.2 million for the three months ended June 30, 2016 compared to $3.4 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was approximately 34.5% compared to 33.8% for the three months ended June 30, 2015. Our effective tax rate differs from the statutory tax rate primarily as a result of favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our annualized return on equity for the three months ended June 30, 2016 was 19.3% compared to 26.2% for the three months ended June 30, 2015 and reflects lower favorable loss development in the second quarter of 2016 compared to 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015
The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
($ in thousands)	2016	2015	Change

Gross written premiums	$93,189	$86,042	$7,147
Ceded written premiums	(9,733)	(50,218)	40,485
Net written premiums	$83,456	$35,824	$47,632

Net earned premiums	$62,380	$33,457	$28,923
Losses and loss adjustment expenses	35,577	17,279	18,298
Underwriting, acquisition and insurance expenses	12,729	362	12,367
Underwriting income (1)	14,074	15,816	(1,742)
Other expenses, net	(810)	(698)	(112)
Net investment income	3,495	2,591	904
Net investment gains	383	16	367
Income before taxes	17,142	17,725	(583)
Income tax expense	5,828	6,000	(172)
Net income	$11,314	$11,725	$(411)

Return on equity	18.6%	24.0%

Loss ratio	57.0%	51.6%
Expense ratio	20.4%	1.1%
Combined ratio	77.4%	52.7%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of underwriting income to net income in accordance with GAAP.
Our net income was $11.3 million for the six months ended June 30, 2016 compared to $11.7 million for the six months ended June 30, 2015, an decrease of 3.5%. Our underwriting income decreased by $1.7 million, or 11.0%, to $14.1 million for the six months ended June 30, 2016 compared to $15.8 million for the six months ended June 30, 2015. The decrease in our underwriting income in the period was primarily due to lower favorable loss development from prior accident years, during the first half of 2016 compared to the same period in 2015.
On January 1, 2015, we renewed the MLQS and maintained the ceding percentage at 50%, which resulted in a net retention ratio of 41.6% for the six months ended June 30, 2015. The provisional ceding commission rate for the MLQS was increased to 41%.The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%. Upon renewal of the MLQS on January 1, 2016, we further reduced the ceding percentage from 40% to 15%, which resulted in a net retention ratio of 89.6% for the six months ended June 30, 2016, while maintaining the provisional ceding commission rate at 41%. Excluding the effect of the MLQS, our net retention ratio was 83.9% for the six months ended June 30, 2016 compared to 83.4% for the six months ended June 30, 2015.
In addition, excluding the effect of the MLQS, our underwriting income was $14.5 million for the six months ended June 30, 2016 compared to $17.2 million for the six months ended June 30, 2015, a decrease of $2.7 million, or 15.5%. The corresponding adjusted combined ratio was 80.2% for the six months ended June 30, 2016 compared to 74.6% for the six months ended June 30, 2015. The adjusted combined ratio reflected a 5.5 basis point increase in the adjusted loss ratio for the first six months of 2016 and an increase in the adjusted expense ratio of 0.1 basis points.
Premiums
Our gross written premiums were $93.2 million for the six months ended June 30, 2016 compared to $86.0 million for the six months ended June 30, 2015, an increase of $7.1 million, or 8.3%. Premium growth in the first six months of 2016 was principally due to a greater number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us in the first half of 2016 was $8,787 compared to $10,185 in the first half of 2015. The increase in gross written premiums was most notable in the small business, construction and personal insurance lines of business, offset in part by lower premiums written in the general casualty and energy lines of business.
Net written premiums increased by $47.6 million, or 133.0%, to $83.5 million for the six months ended June 30, 2016 from $35.8 million for the six months ended June 30, 2015. This increase in net written premiums was primarily due to the decrease in the ceding percentage on the MLQS and higher gross written premiums in the first six months of 2016. Effective January 1, 2016, we decreased the ceding percentage on the MLQS from 40% to 15%.
Net earned premiums increased by $28.9 million, or 86.4%, to $62.4 million for the six months ended June 30, 2016 from $33.5 million for the six months ended June 30, 2015 due to higher written premiums in the first half of 2016 compared to the first half of 2015. Excluding the effect of the MLQS, net earned premiums increased by $6.1 million, or 9.0%, to $73.5 million for the six months ended June 30, 2016 from $67.5 million for the six months ended June 30, 2015.
Loss ratio
Our loss ratio was 57.0% for the six months ended June 30, 2016 compared to 51.6% for the six months ended June 30, 2015, or an increase of 5.4 basis points. This increase in the loss ratio was due primarily to lower favorable loss development from prior accident years during the first half of 2016 compared to the same period in 2015.

The following tables summarize the effect of the factors indicated above on the loss ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$40,984	65.7%	$24,094	72.0%
Effect of prior year development	(5,407)	(8.7)	(6,815)	(20.4)
	$35,577	57.0%	$17,279	51.6%

	Six Months Ended June 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$47,347	64.4%	$43,172	64.0%
Effect of prior year development	(7,575)	(10.3)	(10,418)	(15.4)
	$39,772	54.1%	$32,754	48.6%
Expense ratio
Our expense ratio was 20.4% for the six months ended June 30, 2016 compared to 1.1% for the six months ended June 30, 2015. As a result of the MLQS, our expense ratio in the first half of 2015 was low due to ceding commissions we received under the MLQS and certain other reinsurance contracts.
The following table summarizes the effect of the factors indicated above on the expense ratio for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums
Commissions incurred:
Direct	$13,074	20.9%	$12,048	36.0%
Ceding - MLQS	(6,485)	(10.4)%	(17,159)	(51.3)%
Ceding - other	(4,141)	(6.6)%	(3,738)	(11.1)%
Net commissions incurred	2,448	3.9%	(8,849)	(26.4)%
Other underwriting expenses	10,281	16.5%	9,211	27.5%
Underwriting, acquisition, and insurance expenses	$12,729	20.4%	$362	1.1%

The 19.3 basis point increase in the expense ratio in the first half of 2016 was due primarily to the decrease in the ceding percentage and related ceding commission on the MLQS for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Other underwriting expenses were $10.3 million for the six months ended June 30, 2016 compared to $9.2 million for the six months ended June 30, 2015, an increase of $1.1 million, or 11.6%. This increase was primarily due to higher compensation costs associated with an increase in our overall number of employees in the first half of 2016. Direct commissions paid as a percent of gross written premiums was 14.9% for the six months ended June 30, 2016 and 14.8% for the six months ended June 30, 2015.
Excluding the effect of the MLQS, the adjusted expense ratio was 26.1% for the six months ended June 30, 2016 compared to 26.0% for the six months ended June 30, 2015.
Combined ratio
Our combined ratio was 77.4% for the six months ended June 30, 2016 compared to 52.7% for the six months ended June 30, 2015. Excluding the effects of the MLQS, the adjusted combined ratio was 80.2% for the six months ended June 30, 2016 compared to 74.6% for the six months ended June 30, 2015.
Investing results
Our net investment income increased by 34.9% to $3.5 million for the six months ended June 30, 2016 from $2.6 million for the six months ended June 30, 2015, primarily due to the increase in our investment portfolio from additional premiums collected since the first half of 2015. We achieved this increase despite the ongoing low interest rate environment.
The following table summarizes net investment income and net capital gains for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
($ in thousands)	2016	2015	Change

Net investment income	$3,495	2,591	$904
Net realized investment gains	383	16	367
Total	$3,878	$2,607	$1,271
Our fixed income portfolio had a gross investment return of 2.14% for the six months ended June 30, 2016, compared to 2.08% for the six months ended June 30, 2015.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no significant other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the six months ended June 30, 2016 and 2015.
Other expenses, net
Other expenses increased slightly for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and were comprised principally of interest expense related to our credit facility of $0.6 million for the first half of 2016 and 2015, and operating expenses related to Aspera.

Income tax expense
Our income tax expense was $5.8 million for the six months ended June 30, 2016 compared to $6.0 million for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was approximately 34.0% compared to 33.9% for the six months ended June 30, 2015. Our effective tax rate differs from the statutory tax rate primarily as a result of favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our annualized return on equity for the six months ended June 30, 2016 was 18.6% compared to 24.0% for the six months ended June 30, 2015 and reflects the increase in our combined ratio in the first half of 2016 from lower favorable loss development from prior accident years.

Liquidity and capital resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance, which is domiciled in Arkansas. Accordingly, Kinsale may receive cash through (1) loans from banks, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions, and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, retire our outstanding indebtedness and pay interest, dividends and taxes and for other business purposes.
Management believes that the Company has sufficient liquidity available both in Kinsale and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.
Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent, taxes and interest expense. We use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future.
Our cash flows for the six months ended June 30, 2016 and 2015 were:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$36,480	$34,524
Investing activities	(38,721)	(39,338)
Financing activities	(67)	(53)
Change in cash and cash equivalents	$(2,308)	$(4,867)
Net cash provided by operating activities was approximately $36.5 million for the six months ended June 30, 2016, compared with $34.5 million provided by operating activities for the same period in

2015. This increase was largely driven by the timing of claim payments and reinsurance balances and operating assets and liabilities.
Net cash used in investing activities was $38.7 million for the six months ended June 30, 2016, compared with net cash used in investing activities of $39.3 million for the six months ended June 30, 2015. The decrease in cash used in investing activities was primarily attributable to higher net disposals of fixed maturity securities of $9.2 million, largely offset by higher net purchases of short-term and equity securities of $8.4 million.
There were no significant cash flows related to financing activities for the six months ended June 30, 2016 and 2015.
Credit facility
The Company has a loan and security agreement (the "Credit Agreement") with The PrivateBank and Trust Company ("PrivateBank") with a five-year secured term loan in the amount of $30.0 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate on the term loan accrues daily at a rate equal to the 3 month LIBOR plus a margin, and is payable on the last day of each calendar quarter. The term loan has a maturity of December 4, 2020. Our wholly-owned subsidiaries, Kinsale Management, Inc. ("Kinsale Management") and Aspera, are guarantors of the term loan. The assets of Kinsale Management, Inc. and the stock of Kinsale Insurance have been pledged as collateral to PrivateBank.
On June 28, 2016, the Credit Agreement was amended and restated, among other things, to (i) increase the materiality thresholds and grace periods for events of default thereunder, (ii) add additional permitted categories to the debt, lien, restricted payments, mergers, disposals, transactions with affiliates and investment covenants, as well as to increase the general permitted baskets under the debt, lien, restricted payments and investment covenants, (iii) remove certain representations and warranties and affirmative covenants, (iv) add materiality qualifiers to certain representations and warranties, (v) add reinvestment rights and a minimum threshold with respect to net cash proceeds of certain asset disposals (other than disposals of the stock of Kinsale Insurance, which has been pledged as collateral to PrivateBank) which must be used to prepay the outstanding term loans and (vi) make the creation and perfection requirements with respect to collateral less onerous.
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Our reinsurance is primarily contracted under quota-share reinsurance contracts and excess of loss contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
We cede risks through our MLQS. The MLQS transfers a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a proportion of the gross written premiums on that business. Transferring risk to the reinsurers also reduces the amount of capital required to support our insurance operations. The MLQS is subject to annual renewal, effective each January 1. Under the terms of the 2016 MLQS contract, we receive a provisional ceding commission equal to 41% of ceded written premiums and pay a reinsurance margin equal to 4% of ceded written premium. The reinsurers do not receive a margin when they are in the loss position on the contract. The MLQS includes a sliding scale commission provision that can reduce the ceding commission to 25% or increase the ceding commission to 41% based on the loss experience of the business ceded. Additionally, we are entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contract has a loss ratio cap of 110%, which means that we cannot cede any losses in excess of a 110% loss ratio to the reinsurers. For a discussion regarding the effect of the MLQS contract on our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting our results of operations — The MLQS."
In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of June 30, 2016:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property	Up to $5.0 million per risk	$4.0 million excess of $1.0 million	$1.0 million per risk
Property - catastrophe (1)	Up to $5.0 million per occurrence	$40.0 million excess of $5.0 million	$5.0 million per occurrence
Excess casualty (2)	Up to $5.0 million per occurrence	Variable quota share	$750,000 per occurrence except as described in note (2) below

(1)
Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $80 million and is in addition to the per-occurrence coverage provided by our facultative and other treaty coverages.

(2)
Reinsurance is not applicable to any individual policy with a per occurrence limit of less than $1.0 million. For policies with a per occurrence limit of $1.0 million or higher, the quota share ceding percentage varies such that the retention is always $750,000. For example, for a $1.0 million limit excess policy, our retention would be 75%, whereas for a $5.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the excess policy will never exceed $1,175,000.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2016, there was no allowance for uncollectible reinsurance. As of June 30, 2016, Kinsale Insurance has only contracted with reinsurers with A.M. Best Company ("A.M. Best") financial strength ratings of "A" (Excellent) or better.
Ratings
Kinsale Insurance has a financial strength rating of "A-" (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "F" (In Liquidation). "A-" (Excellent) is the fourth highest rating issued by A.M. Best. The "A-" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also "Risk Factors — Risks related to our business and our industry — A decline in our financial strength rating may adversely affect the amount of business we write."
The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A-" (Excellent) rating obtained by Kinsale Insurance is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Financial condition
Stockholders' equity
As of June 30, 2016, total stockholders' equity was $129.8 million and tangible stockholders' equity was $127.5 million, compared to $113.5 million total stockholders' equity and $111.2 million tangible stockholders' equity as of December 31, 2015. The increases in both total and tangible stockholders' equity over the prior year end balances were primarily due to net income and an increase in unrealized gains on investments, net of taxes.
Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as stockholders’ equity less intangible assets, net of deferred taxes. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders' equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.
Tangible stockholders' equity at June 30, 2016 and December 31, 2015, reconciles to stockholders' equity as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Tangible stockholders' equity	$127,525	$111,151
Intangible assets, net of deferred taxes	2,300	2,300
Stockholders' equity	$129,825	$113,451
Amendment of Certificate of Incorporation and Reclassification of Common Stock
At December 31, 2015, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share ("Common Stock"), of which 15,000,000 shares were designated as Class A Common Voting Shares ("Class A Common Stock") and 3,333,333 were designated as Class B

Common Non-Voting Shares ("Class B Common Stock"). On July 28, 2016, in connection with the initial public offering (the "IPO"), the Company amended and restated its certificate of incorporation to recapitalize the Company's authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.
In addition, the amended and restated certificate of incorporation provided for automatic reclassification of the Company's Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were reclassified into 14,682,671 shares of common stock, which were equal to the sum of:

•
the number of shares of common stock equal to the amount of accrued and unpaid dividends based on a reclassification date of July 28, 2016, or $90.3 million, divided by the initial public offering price of $16.00 per share, plus

•	the number of shares of common stock equal to a conversion ratio of 0.65485975, calculated on the IPO price of $16.00 per share.
On July 28, 2016, the Company had outstanding grants of 1,783,858 restricted shares of Class B Common Stock. At that date, all restricted shares of Class B Common Stock were reclassified into 1,286,036 shares of common stock equal to a conversion ratio of 0.72095061. The conversion ratio was calculated on the IPO price of $16.00 per share.
All fractional shares resulting from the reclassification of Class A Common Stock and Class B Common Stock into a single class of common stock were settled in cash.
Initial Public Offering
On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriters' option to purchase additional shares. After underwriter discounts and commissions and estimated offering expenses, the Company received net proceeds from the offering of approximately $72.4 million. The Company did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The issuance of common stock by the Company and the related net proceeds will be recorded in the consolidated financial statements on August 2, 2016, the closing date of the IPO.
Equity-based Compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27 2016, the Board of Directors approved and the Company granted 1,036,916 stock options with an exercise price equal to the IPO price per share of $16.00, a maximum contractual term of 10 years, and a vesting period in which the options vest in 4 equal annual installments following the date of the grant.

Dividend Declaration
The Company's Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend is payable on September 30, 2016 to all stockholders of record on September 15, 2016.
Investment portfolio
Our cash and invested assets consisted of fixed maturity securities, cash and cash equivalents, equity securities and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $378.4 million at June 30, 2016, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $17.1 million of equity securities classified as available-for-sale and $6.7 million of short-term investments. At June 30, 2016, $22.2 million represented the cash and cash equivalents portion of our total cash and invested assets of $424.5 million. Our fixed maturity securities had a weighted average duration of 3.1 years at June 30, 2016 compared to 3.2 years at December 31, 2015. Our investment portfolio had an average rating of "AA-"at June 30, 2016 and December 31, 2015. Our fixed income portfolio had a gross investment return of 2.14% as of June 30, 2016, compared to 2.08% as of June 30, 2015.

At June 30, 2016 and December 31, 2015, the amortized cost and fair value on available-for-sale securities were as follows:

	June 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,410	$12,475	3.2%	$3,422	$3,433	1.0%
Obligations of states, municipalities and political subdivisions	62,488	66,966	16.9%	69,997	72,513	21.2%
Corporate and other securities	131,482	132,519	33.5%	130,758	129,521	37.9%
Asset-backed securities	72,148	72,813	18.4%	58,680	58,307	17.0%
Residential mortgage-backed securities	92,230	93,650	23.7%	64,096	63,828	18.7%
Total fixed maturities	370,758	378,423	95.7%	326,953	327,602	95.8%

Equity securities:
Exchange traded funds	14,386	17,143	4.3%	12,184	14,240	4.2%
Total investments available for sale	$385,144	$395,566	100.0%	$339,137	$341,842	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2016 and December 31, 2015, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2016		December 31, 2015
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total	Estimated Fair Value	% of Total
	(in thousands)
AAA	$61,742	16.3%	$59,263	18.1%
AA	163,693	43.3%	122,154	37.3%
A	114,298	30.2%	107,218	32.7%
BBB	32,777	8.7%	35,164	10.7%
BB	3,050	0.8%	1,006	0.3%
Below BB and unrated	2,863	0.7%	2,797	0.9%
Total	$378,423	100.0%	$327,602	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
	(in thousands)
Due in one year or less	$36,817	$36,855	9.7%	$19,723	$19,709	6.0%
Due after one year through five years	104,397	105,535	27.9%	111,059	110,733	33.8%
Due after five years through ten years	24,932	26,280	6.9%	27,383	27,335	8.3%
Due after ten years	40,234	43,290	11.4%	46,012	47,690	14.6%
Asset-backed securities	72,148	72,813	19.2%	58,680	58,307	17.8%
Residential mortgage-backed securities	92,230	93,650	24.7%	64,096	63,828	19.5%
Total fixed maturities	$370,758	$378,423	100.0%	$326,953	$327,602	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.5 million at June 30, 2016 compared to $7.2 million at December 31, 2015.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.

Reconciliation of non-GAAP financial measures
Reconciliation of underwriting income
Underwriting income is a non-GAAP financial measure that is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and loss adjustment expenses and other operating expenses from net earned premiums. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Underwriting income for the three and six months ended June 30, 2016 and 2015, reconciles to net income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Underwriting income	$7,846	$8,924	$14,074	$15,816
Net investment income	1,819	1,377	3,495	2,591
Net investment gains	(4)	8	383	16
Other income	78	191	136	315
Other expenses	(486)	(517)	(946)	(1,013)
Income before income taxes	9,253	9,983	17,142	17,725
Income tax expense	3,196	3,374	5,828	6,000
Net income	$6,057	$6,609	$11,314	$11,725

Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our final prospectus filed with the SEC on July 29, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have exposure to foreign currency exchange rate risk or commodity risk.
There have been no material changes in market risk from the information provided in our final prospectus filed with the SEC on July 29, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
Risks related to our business and our industry
Our loss reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition and results of operations.
Our success depends on our ability to accurately assess the risks related to the businesses and people that we insure. We establish loss and loss adjustment expense reserves for the ultimate payment of all claims that have been incurred, and the related costs of adjusting those claims, as of the date of our financial statements. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than our estimate.
As part of the reserving process, we review historical data and consider the impact of such factors as:

•	claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims cost;

•	claims development patterns by line of business and by "claims made" versus "occurrence" policies;

•	legislative activity;

•	social and economic patterns; and

•	litigation and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our resources:

•
When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 77.6% of our net casualty loss reserves were associated with "occurrence" policies as of June 30, 2016.

•
Even when a claim is received (irrespective of whether the policy is a "claims made" or "occurrence" basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.

•
New theories of liability are enforced retroactively from time to time by courts. See also "—The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations."

•
Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase. See also "—Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability."

•
If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.

In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to us and additional lags between the time of reporting and final settlement of any claims. Consequently, estimates of loss associated with specified claims can increase as new information emerges, which could cause the reserves for the claim to become inadequate.
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings and liquidity and our financial rating.
Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates, including probable maximum losses ("PMLs"). A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
Our approach to risk management relies on subjective variables that entail significant uncertainties. For example, we rely heavily on estimates of PMLs for certain events that are generated by computer-run models. In addition, we rely on historical data and scenarios in managing credit and interest rate risks in our investment portfolio. These estimates, models, data and scenarios may not produce accurate predictions and consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.
We use third-party vendor analytic and modeling capabilities to provide us with objective risk assessment relating to other risks in our reinsurance portfolio. We use these models to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each of our reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters which might impact certain of our coverages.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used by us to estimate our PMLs. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of a given natural catastrophe event; the increase in claim costs resulting from limited supply of labor and materials needed for repairs following a catastrophe event (demand surge); the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);

•	The models may not accurately reflect the true frequency of events;

•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;

•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and

•
The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.

Our PMLs are reviewed by management after the assessment of outputs from multiple third-party vendor models and other qualitative and quantitative assessments, including exposures not typically modeled in vendor models. Our methodology for estimating PMLs may differ from methods used by other companies and external parties given the various assumptions and judgments required to estimate a PML.
As a result of these factors and contingencies, our reliance on assumptions and data used to evaluate our entire reinsurance portfolio and specifically to estimate a PML is subject to a high degree of uncertainty that could result in actual losses that are materially different from our PML estimates and our financial results could be adversely affected.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in California, Texas and Florida. Any economic downturn in any such state could have an adverse effect on our financial condition and results of operations.
A decline in our financial strength rating may adversely affect the amount of business we write.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from "A++" (Superior) to "F" for insurance companies that have been publicly placed in liquidation. A.M. Best has assigned a financial strength rating of "A-" (Excellent) to our operating subsidiary, Kinsale Insurance. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include, but are not limited to:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

•	if unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•	if our losses exceed our loss reserves;

•	if we have unresolved issues with government regulators;

•	if we are unable to retain our senior management or other key personnel;

•	if our investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

•	increasing the cost or reducing the availability of reinsurance to us;

•	severely limiting or preventing us from writing new and renewal insurance contracts; or

•	giving our lenders under our credit agreement the right to accelerate our debt.
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.
We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.
We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Only our Chief Executive Officer has an employment agreement with us and is subject to a non-compete agreement. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
We rely on a select group of brokers, and such relationships may not continue.
We distribute the majority of our products through a select group of brokers. 46.3%, or $81.9 million, of our 2015 gross written premiums were distributed through five of our approximately 149 brokers, two of which accounting for 22.8%, or $40.3 million, of our 2015 gross written premiums.
Our relationship with any of these brokers may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.
Because our business depends on insurance brokers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiary. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our insurance subsidiary, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with whom we work. Where necessary, we review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of related premiums being paid to us.
Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations.
Although we seek to mitigate our loss exposure through a variety of methods, the future is inherently unpredictable. It is difficult to predict the timing, frequency and severity of losses with statistical certainty. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
For instance, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge.
In addition, we design our policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of those conditions. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. Three examples of unanticipated risks that have affected the insurance industry are:

•	Asbestos liability applied to manufacturers of products and contractors who installed those products.

•	Apportionment of liability arising from subsidence claims assigned to subcontractors who may have been involved in mundane tasks (such as installing sheetrock in a home).

•	Court decisions, such as the 1995 Montrose decision in California, that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.
These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and equity prices. In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.
Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $17.1 million as of June 30, 2016.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners ("NAIC") and the Arkansas State Insurance Department.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Our E&S insurance operations are subject to increased risk from changing market conditions and our business is cyclical in nature, which may affect our financial performance.
E&S insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, E&S risks do not often fit the underwriting criteria of standard insurance carriers, and are generally considered higher risk than those covered in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the E&S market, our financial results could be adversely impacted.
Historically, the financial performance of the P&C insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Soft markets occur when the supply of insurance capital in a given market or territory is greater than the amount of insurance coverage demanded by all potential insureds in that market. When this occurs, insurance prices tend to decline and policy terms and conditions become more favorable to the insureds. Conversely, hard markets occur when there is not enough insurance capital capacity in the market to meet the needs of potential insureds, causing insurance prices to generally rise and policy terms and conditions to become more favorable to the insurers.
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases. We cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
Our insurance subsidiary, Kinsale Insurance, is subject to extensive regulation in Arkansas, its state of domicile, and to a lesser degree, the other states in which it operates. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write E&S lines of business, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.
The NAIC has adopted a system to test the adequacy of statutory capital of insurance companies, known as "risk-based capital." This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.
We may become subject to additional government or market regulation which may have a material adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") also established the Federal Insurance Office (the "FIO") and vested the FIO with the authority to monitor all aspects of the insurance sector, including to monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company. In December 2013, the FIO issued a report on alternatives to modernize and improve the system of insurance regulation in the United States (the "Modernization Report"), including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Modernization Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends and service our debt obligations depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.
We intend to declare and pay dividends on shares of our common stock, in an amount and on such dates as may be determined by our Board of Directors and depending on a variety of factors. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2016 without regulatory approval is $21.9 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.
Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophic or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected renewal rates of our existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.
In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. In addition, our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us.
We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or to renew expiring facilities, our net exposures would increase. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions are with respect to risks that we cannot exclude in policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts.
We are subject to reinsurance counterparty credit risk.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of June 30, 2016, we had $104.2 million of aggregate reinsurance balances on paid and unpaid losses, ceded unearned premiums and other reinsurance receivables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
We may act based on inaccurate or incomplete information regarding the accounts we underwrite.
We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.
Our employees could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by this offering are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

The failure of our information technology and telecommunications systems could adversely affect our business.
Our business is highly dependent upon our information technology and telecommunications systems, including our browser-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. In addition, some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
Our operations depend on the reliable and secure processing, storage and transmission of confidential and other data and information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary data and information by electronic means and are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business.
While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights.
Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.
Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
We employ third-party and open source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition and results of operations.
Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.
Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Severe weather conditions and catastrophes can cause losses in our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which might require us to increase our reserves, causing our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operation.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or effectively incorporate the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Competition for business in our industry is intense.
We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.
In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers; and

•
Changing practices caused by the internet, including shifts in the way in which E&S insurance is purchased. We currently depend largely on the wholesale distribution model. If the wholesale distribution model were to be significantly altered by changes in the way E&S insurance were marketed, including, but not limited to, through use of the internet, it could have a material adverse effect on our premiums, underwriting results and profits.

We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate actuarial projections and ratings formulas;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of our insureds’ losses with reasonable accuracy.
We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

If actual renewals of our existing contracts do not meet expectations, our written premiums in future years and our future results of operations could be materially adversely affected.
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations would be materially adversely affected.
We may change our underwriting guidelines or our strategy without stockholder approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" in the final prospectus filed with the SEC on July 29, 2016.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Changes in accounting practices and future pronouncements may materially affect our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.
Our insurance subsidiary, Kinsale Insurance, is required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations and prospects.
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations and prospects.
In addition, if we do not train new claims employees effectively or if we lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our operating margins.
We rely on the use of credit scoring in pricing and underwriting certain of our insurance policies and any legal or regulatory requirements that restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus decrease our ability to be profitable.
We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which we operate, could impact the integrity of our pricing and underwriting processes, which could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time.
Global climate change may have an adverse effect on our financial results.
Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas emissions and thereby mitigate their potential long-term effects on the climate, a broad spectrum of scientific evidence suggests that manmade production of greenhouse gas has had an adverse effect on the global climate. Our insurance policies are generally written for one year and repriced annually to reflect changing exposures. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely impact our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
See Exhibit Index for a list of exhibits filed as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.
Date: September 7, 2016	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: September 7, 2016	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc.
3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc.
4.1	Specimen common stock certificate
10.1
Amended and Restated Loan and Security Agreement, dated as of June 28, 2016, among Kinsale Capital Group, Inc., as borrower, Kinsale Management, Inc. and Aspera Insurance Services, Inc., as loan guarantors, and The PrivateBank and Trust Company, as lender

10.2
Amended and Restated Registration Rights Agreement, dated as of August 2, 2016, among Kinsale Capital Group, Inc., Moelis Capital Partners Opportunity Fund I, LP, Moelis Capital Partners Opportunity Fund I-A, LP, Virginia Capital Private Equity, LP, M.P. Kehoe, LLC and the other stockholders party thereto

10.3	Director Nomination Agreement, dated as of July 28, 2012, between Moelis Capital Partners Opportunity Fund I, LP and Moelis Capital Partners Opportunity Fund I-A, LP and Kinsale Capital Group, Inc.
10.4+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.5a+
Form of Stock Option Grant Notice and Award Agreement (Employee) (incorporated by reference to Exhibit 10.5a to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.5b+
Form of Stock Option Grant Notice and Award Agreement (Director) (incorporated by reference to Exhibit 10.5b to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.6+
Kinsale Capital Group, Inc. (as successor to Kinsale Capital Group, Ltd.) 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.7
Employment and Arbitration Agreement, dated as of June 4, 2009 among Kinsale Management, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.8
Form of Indemnification Agreement between Kinsale Capital Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** Furnished with this Quarterly Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934.
+ Compensatory plan or arrangement