Form 10-Q
period 2016-09-30
Kinsale Capital Group, Inc.
filed 2016-11-10
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0664337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2221 Edward Holland Drive, Suite 600
Richmond, VA 23230
(Address of principal executive offices)

 (804) 289-1300
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Number of shares of the registrant’s common shares outstanding at November 8, 2016: 20,968,707

KINSALE CAPITAL GROUP, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share and per share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost: $391,659 in 2016; $326,953 in 2015)	$398,779	$327,602
Equity securities available-for-sale, at fair value (cost: $14,487 in 2016; $12,184 in 2015)	17,788	14,240
Short-term investments	254	2,299
Total investments	416,821	344,141
Cash and cash equivalents	103,757	24,544
Investment income due and accrued	1,833	1,844
Premiums receivable, net	15,483	15,550
Receivable from reinsurers	7,306	11,928
Reinsurance recoverables	77,610	95,670
Ceded unearned premiums	24,143	39,329
Deferred policy acquisition costs, net of ceding commissions	5,558	—
Intangible assets	3,538	3,538
Deferred income tax asset, net	4,940	6,822
Other assets	2,282	1,912
Total assets	$663,271	$545,278
Liabilities and Stockholders’ Equity
Reserves for unpaid losses and loss adjustment expenses	$253,458	$219,629
Unearned premiums	88,276	81,713
Funds held for reinsurers	52,545	87,206
Payable to reinsurers	3,914	3,833
Accounts payable and accrued expenses	6,239	7,410
Deferred policy acquisition costs, net of ceding commissions	—	1,696
Note payable	27,223	29,603
Other liabilities	21,732	737
Total liabilities	453,387	431,827
Stockholders’ equity:
Class A common stock, $0.0001 par value, none authorized, issued or outstanding as of September 30, 2016; 15,000,000 shares authorized; 13,803,183 shares issued and outstanding as December 31, 2015	—	1
Class B common stock, $0.0001 par value, none authorized, issued or outstanding as of September 30, 2016; 3,333,333 shares authorized; 1,513,592 shares issued and outstanding as of December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 20,968,707 shares issued and outstanding as of September 30, 2016; none authorized, issued or outstanding as of December 31, 2015	210	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued or outstanding as of September 30, 2016; none authorized, issued or outstanding as of December 31, 2015	—	—
Additional paid-in capital	153,189	80,229
Retained earnings	47,818	29,570
Accumulated other comprehensive income	8,667	3,651
Stockholders’ equity	209,884	113,451
Total liabilities and stockholders’ equity	$663,271	$545,278

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenues:
Gross written premiums	$47,823	$45,798	$141,012	$131,840
Ceded written premiums	(14,177)	(26,919)	(23,910)	(77,137)
Net written premiums	33,646	18,879	117,102	54,703
Change in unearned premiums	(672)	(600)	(21,748)	(2,967)
Net earned premiums	32,974	18,279	95,354	51,736
Net investment income	1,894	1,436	5,389	4,027
Net realized investment (losses) gains	—	(8)	383	8
Other income	—	128	136	443
Total revenues	34,868	19,835	101,262	56,214
Expenses:
Losses and loss adjustment expenses	15,949	10,369	51,526	27,648
Underwriting, acquisition and insurance expenses	6,302	46	19,031	408
Other expenses	523	468	1,469	1,481
Total expenses	22,774	10,883	72,026	29,537
Income before income taxes	12,094	8,952	29,236	26,677
Total income tax expense	4,112	3,008	9,940	9,008
Net income	$7,982	$5,944	$19,296	$17,669
Other comprehensive income:
Unrealized gains (losses), net of taxes of $(1) and $2,700 in 2016 and $63 and $(590) in 2015	(1)	118	5,016	(1,095)
Total comprehensive income	$7,981	$6,062	$24,312	$16,574
Earnings per share:
Basic:
Common Stock	$0.24	$—	$0.24	$—
Class A common stock	$0.19	$0.40	$0.98	$1.20
Class B common stock	$0.21	$0.27	$0.48	$0.83
Diluted:
Common Stock	$0.24	$—	$0.24	$—
Class A common stock	$0.19	$0.40	$0.98	$1.20
Class B common stock	$0.20	$0.27	$0.46	$0.81
Weighted average common shares outstanding:
Basic:
Common Stock	20,656,207	—	20,656,207	—
Class A common stock	14,110,967	13,795,530	13,844,221	13,795,530
Class B common stock	1,681,685	1,477,800	1,573,702	1,381,055
Diluted:
Common Stock	20,741,400	—	20,741,400	—
Class A common stock	14,110,967	13,795,530	13,844,221	13,795,530
Class B common stock	1,817,679	1,477,800	1,643,618	1,408,661

Cash dividends paid per common share	$0.05	$—	$0.05	$—

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity
	(in thousands)
Balance at December 31, 2014	$1	$—	$—	$80,074	$7,297	$5,214	$92,586

Stock-based compensation	—	—	—	60	—	—	60

Other comprehensive loss, net of tax	—	—	—	—	—	(1,095)	(1,095)

Net income	—	—	—	—	17,669	—	17,669

Balance at September 30, 2015	$1	$—	$—	$80,134	$24,966	$4,119	$109,220

Balance at December 31, 2015	$1	$—	$—	$80,229	$29,570	$3,651	$113,451

Reclassification of capital structure	(1)	—	160	(159)	—	—	—

Common stock issuance, net of transaction costs	—	—	50	72,791	—	—	72,841

Stock-based compensation	—	—	—	328	—	—	328

Dividends	—	—	—	—	(1,048)	—	(1,048)

Other comprehensive income, net of tax	—	—	—	—	—	5,016	5,016

Net income	—	—	—	—	19,296	—	19,296

Balance at September 30, 2016	$—	$—	$210	$153,189	$47,818	$8,667	$209,884

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities:
Net cash provided by operating activities	$56,603	$58,408

Investing activities:
Purchase of property and equipment	(376)	(176)
Change in short-term investments, net	2,045	1,959
Securities available-for-sale:
Purchases – fixed maturity securities	(89,921)	(88,053)
Purchases – equity securities	(2,303)	(223)
Sales – fixed maturity securities	13,541	7,767
Maturities and calls – fixed maturity securities	30,441	24,641
Net cash used in investing activities	(46,573)	(54,085)

Financing activities:
Common stock issued, net of transaction costs	72,841	—
Repayment of note payable	(2,500)	—
Dividends paid	(1,048)	—
Payments on capital lease	(110)	(99)
Net cash provided by (used in) financing activities	69,183	(99)
Net change in cash and cash equivalents	79,213	4,224
Cash and cash equivalents at beginning of year	24,544	23,958
Cash and cash equivalents at end of period	$103,757	$28,182

See accompanying notes to condensed consolidated financial statements.

Kinsale Capital Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the 2015 audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the “Company”) included in the final prospectus filed with the SEC on July 29, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to their option to purchase additional shares. See Note 6, “Stockholders’ Equity,” for further discussion.

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

Adopted accounting pronouncements

ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU was issued to simplify the accounting for share-based payment awards, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual reporting period. The standard requires the guidance related to forfeitures and the timing of when excess tax benefits are recognized to be applied using a modified retrospective transition method, the guidance related to the accounting for income taxes to be applied prospectively, and the guidance related to the presentation of excess tax benefits on the statement of cash flows to be applied either prospectively or retrospectively. The Company early adopted ASU 2016-09 in the third quarter of 2016 and elected to account for forfeitures as they occur. The adoption of this standard did not have a significant impact on the consolidated financial statements and related disclosures.

Prospective accounting pronouncements

ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU 2015-09, “Insurance (Topic 944), Disclosures about Short-Duration Contracts.” This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The new guidance requires the disclosure of the following information related to unpaid claims and claim adjustment expenses:

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

This ASU is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has not early-adopted this ASU and while disclosures will be increased, the Company does not believe adoption will have a material effect on its consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options (if probable of exercise) plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” to provide more useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down.

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

There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company’s consolidated financial statements.

2.	Investments

Available-for-sale investments

The following tables summarize the Company’s available-for-sale investments:

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,407	$32	$—	$12,439
Obligations of states, municipalities and political subdivisions	87,059	4,011	(126)	90,944
Corporate and other securities	128,387	1,165	(193)	129,359
Asset-backed securities	74,906	829	(78)	75,657
Residential mortgage-backed securities	88,900	1,519	(39)	90,380
Total fixed maturities	391,659	7,556	(436)	398,779

Equity securities:
Exchange traded funds	14,487	3,501	(200)	17,788
Total available-for-sale investments	$406,146	$11,057	$(636)	$416,567

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,422	$13	$(2)	$3,433
Obligations of states, municipalities and political subdivisions	69,997	2,562	(46)	72,513
Corporate and other securities	130,758	306	(1,543)	129,521
Asset-backed securities	58,680	58	(431)	58,307
Residential mortgage-backed securities	64,096	760	(1,028)	63,828
Total fixed maturities	326,953	3,699	(3,050)	327,602

Equity securities:
Exchange traded funds	12,184	2,392	(336)	14,240
Total available-for-sale investments	$339,137	$6,091	$(3,386)	$341,842

Available-for-sale securities in a loss position

The Company regularly reviews all securities with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be an other-than-temporary impairment (“OTTI”). The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an OTTI, but rather a temporary decline in fair value.

For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. For equity securities, the Company considers the near-term prospects of an issuer and its ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.

For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value at the security’s effective yield of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income (loss). For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:

U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—

Obligations of states, municipalities and political subdivisions	17,331	(126)	—	—	17,331	(126)

Corporate and other securities	13,543	(12)	15,340	(181)	28,883	(193)

Asset-backed securities	3,749	(7)	11,423	(71)	15,172	(78)

Residential mortgage-backed securities	7,721	(20)	6,811	(19)	14,532	(39)

Total fixed maturities	42,344	(165)	33,574	(271)	75,918	(436)

Equity securities:

Exchange traded funds	—	—	2,759	(200)	2,759	(200)

Total	$42,344	$(165)	$36,333	$(471)	$78,677	$(636)

As discussed above, the Company regularly reviews all securities within its investment portfolio to determine whether any impairment has occurred. At September 30, 2016, the Company held 84 fixed maturity securities with a total estimated fair value of $75.9 million and gross unrealized losses of $0.4 million. Of these securities, 28 were in a continuous unrealized loss position for greater than one year. Unrealized losses on these fixed maturity securities were caused by interest rate changes or other market factors and were not credit specific issues. At September 30, 2016, 90.5% of the Company’s fixed maturity securities were rated “A-” or better and continue to pay the expected coupon payments under the contractual terms of the securities. At September 30, 2016, the Company held one exchange traded fund (“ETFs”) with a total estimated fair value of $2.8 million and gross unrealized losses of $0.2 million, which was in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that there were no OTTIs from fixed maturity or equity securities with unrealized losses for the nine months ended September 30, 2016.

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

At December 31, 2015, the Company held 156 fixed maturity securities with a total estimated fair value of $192.1 million and gross unrealized losses of $3.1 million. Of those securities, 36 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. Unrealized losses of $1.1 million at December 31, 2015 were related to corporate bonds in the energy sector. At December 31, 2015, 88.1% of the Company’s fixed maturity securities were rated “A-” or better and made expected coupon payments under the contractual terms of the securities. At December 31, 2015, the Company held 5 ETFs in its equity portfolio with a total estimated fair value of $3.3 million and gross unrealized losses of $0.3 million. One of these securities was in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that there were no OTTIs from fixed maturity or equity securities with unrealized losses at December 31, 2015.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and estimated fair value of available-for-sale fixed maturity securities at September 30, 2016 are summarized, by contractual maturity, as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$48,080	$48,139
Due after one year through five years	92,148	92,970
Due after five years through ten years	25,375	26,793
Due after ten years	62,250	64,840
Asset-backed securities	74,906	75,657
Residential mortgage-backed securities	88,900	90,380
Total fixed maturities	$391,659	$398,779

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income

The following table presents the components of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest:
Municipal bonds (tax exempt)	$1,606	$1,091	$4,519	$3,175
Taxable bonds	384	454	1,165	1,148
Dividends on equity securities	101	86	303	266
Cash, cash equivalents, and short-term investments	32	1	52	5
Gross investment income	2,123	1,632	6,039	4,594
Investment expenses	(229)	(196)	(650)	(567)
Net investment income	$1,894	$1,436	$5,389	$4,027

Realized investment gains and losses

There were no significant gross realized investment gains or losses for the three months ended September 30, 2016. Gross realized investment gains for the nine months ended September 30, 2016 of $0.4 million resulted from the sales of fixed maturity securities. There were no significant gross realized investment gains or losses for the three months or nine months ended September 30, 2015.

Change in net unrealized gains (losses) on investments

The following table presents the change in available-for-sale net unrealized gains (losses) by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$(545)	$1,339	$6,471	$(584)
Equity securities	544	(1,158)	1,245	(1,101)
Net increase (decrease)	$(1)	$181	$7,716	$(1,685)

Insurance – statutory deposits

The Company had invested assets with a carrying value of $7.4 million and $7.2 million on deposit with state regulatory authorities at September 30, 2016 and December 31, 2015, respectively.

Payable for investments purchased

The Company recorded a payable for investments purchased, not yet settled, of $19.6 million at September 30, 2016. The payable was included in the “other liabilities” line item of the balance sheet and was treated as a non-cash transaction for purposes of cash flow presentation. There were no payables for investments purchased at December 31, 2015.

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

Fair values of the Company’s investment portfolio are estimated using unadjusted prices obtained by its investment manager from third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the condensed consolidated financial statements including 1) obtaining and reviewing internal control reports from the Company’s investment manager that obtain fair values from third party pricing services, 2) discussing with the Company’s investment manager its process for reviewing and validating pricing obtained from outside pricing services and 3) reviewing the security pricing received from the Company’s investment manager and monitoring changes in unrealized gains and losses. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,439	$—	$—	$12,439
Obligations of states, municipalities and political subdivisions	—	90,944	—	90,944
Corporate and other securities	—	129,359	—	129,359
Asset-backed securities	—	75,657	—	75,657
Residential mortgage-backed securities	—	90,380	—	90,380
Total fixed maturities	12,439	386,340	—	398,779

Equity securities:
Exchange traded funds	17,788	—	—	17,788
Short-term investments	—	254	—	254
Total	$30,227	$386,594	$—	$416,821

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,433	$—	$—	$3,433
Obligations of states, municipalities and political subdivisions	—	72,513	—	72,513
Corporate and other securities	—	129,521	—	129,521
Asset-backed securities	—	58,307	—	58,307
Residential mortgage-backed securities	—	63,828	—	63,828
Total fixed maturities	3,433	324,169	—	327,602

Equity securities:
Exchange traded funds	14,240	—	—	14,240
Short-term investments	—	2,299	—	2,299
Total	$17,673	$326,468	$—	$344,141

There were no transfers into or out of Level 1 and Level 2 during the three and nine months ended September 30, 2016. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

Due to the relatively short-term nature of cash, cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value. Additionally, due to variable interest rates and no change in the Company’s credit standing, the carrying value of the note payable approximates fair value as of September 30, 2016 and December 31, 2015.

4.	Deferred policy acquisition costs

The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$5,515	$(4,050)	$(1,696)	$(3,763)
Policy acquisition costs deferred:
Direct commissions	7,119	6,765	20,967	19,534
Ceding commissions	(4,918)	(10,138)	(7,122)	(28,876)
Other underwriting and policy acquisition costs	830	833	2,256	2,435
Policy acquisition costs deferred	3,031	(2,540)	16,101	(6,907)
Amortization of net policy acquisition costs	(2,988)	2,309	(8,847)	6,389
Balance, end of period	$5,558	$(4,281)	$5,558	$(4,281)

For the three and nine months ended September 30, 2016, the deferred ceding commissions decreased as a result of the change in the ceding percentage under the Company’s multi-line quota share reinsurance treaty (“MLQS”). The negative, or liability, balance at September 30, 2015 was also due to the effect of the deferred ceding commissions related to the MLQS. See Note 9 for further details regarding the MLQS.

5.	Underwriting, acquisition and insurance expenses

Underwriting, acquisition and insurance expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Gross commissions	$6,839	$6,558	$19,913	$18,606
Ceding commissions	(6,473)	(11,616)	(17,099)	(32,513)
Other operating expenses	5,936	5,104	16,217	14,315
Total	$6,302	$46	$19,031	$408

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $5.1 million and $4.2 million for the three months ended September 30, 2016 and 2015. Salaries, bonus and employee benefits expenses were $13.9 million and $11.8 million for the nine months ended September 30, 2016 and 2015.

6.	Stockholders’ Equity

Amendment of Certificate of Incorporation and Reclassification of Common Stock

At December 31, 2015, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share (“Common Stock”), of which 15,000,000 shares were designated as Class A Common Voting Shares (“Class A Common Stock”) and 3,333,333 were designated as Class B Common Non-Voting Shares (“Class B Common Stock”). On July 28, 2016, in connection with the initial public offering (the “IPO”), the Company amended and restated its certificate of incorporation to recapitalize the Company’s authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

In addition, the amended and restated certificate of incorporation provided for automatic reclassification of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were reclassified into 14,682,671 shares of common stock, which were equal to the sum of:

•
the number of shares of common stock equal to the amount of accrued and unpaid dividends based on a reclassification date of July 28, 2016, or $90.3 million, divided by the IPO price of $16.00 per share, plus

•	the number of shares of common stock equal to a conversion ratio of 0.65485975, calculated based on the IPO price of $16.00 per share.

On July 28, 2016, the Company had outstanding grants of 1,783,858 restricted shares of Class B Common Stock. At that date, all restricted shares of Class B Common Stock were reclassified into 1,286,036 shares of common stock equal to a conversion ratio of 0.72095061. The conversion ratio was calculated based on the IPO price of $16.00 per share.

All fractional shares resulting from the reclassification of Class A Common Stock and Class B Common Stock into a single class of common stock were settled in cash.

Initial Public Offering

On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $72.8 million. The Company did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The issuance of common stock by the Company and the related net proceeds were recorded in the consolidated financial statements on August 2, 2016, the closing date of the IPO.

Changes in the shares of common stock for the nine months ended September 30, 2016 were as follows:

	Class A Common Stock	Class B Common Stock	Common Stock
Shares outstanding at beginning of year	13,803,183	1,513,592	—
Share dividend	8,617,963	—	—
Reclassification of capital structure	(22,421,146)	(1,783,858)	15,968,707
Common stock issuance, net of transaction costs	—	—	5,000,000
Stock-based compensation	—	270,266	—
Shares outstanding at September 30, 2016	—	—	20,968,707

Equity-based Compensation

On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”), became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the IPO price of $16.00 per share. The options have a maximum contractual term of 10 years and will vest in 4 equal annual installments following the date of the grant.

The weighted average fair market value of options granted as of September 30, 2016 was $2.71 per share. The value of the options granted was estimated at the date of grant using the Black-Scholes pricing model using the following assumptions:

Risk-free rate of return	1.26%
Dividend yield	1.25%
Expected share price volatility (1)	18.50%
Expected life (2)	6.3 years

(1) Expected volatility was based on the Company’s competitors within the industry.

(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as the Company does not have sufficient historical data for determining the expected term of our stock option awards.

As discussed above, prior to the IPO the Company had granted certain employees 1,783,858 shares of restricted Class B Common Stock under the 2010 Incentive Plan. In connection with the reclassification, all unvested shares of Class B Common Stock were immediately vested and reclassified into a single class of common stock. The 2010 Incentive Plan was then terminated upon the completion of the IPO. The Company recognized equity-based compensation of $0.3 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, total unrecognized compensation expense related to non-vested stock awards was $2.5 million.

Dividend Declaration

On August 30, 2016, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend was payable on September 30, 2016 to all stockholders of record on September 15, 2016.

On November 8, 2016, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend is payable on December 15, 2016 to all stockholders of record on December 1, 2016.

7.	Earnings per share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Earnings allocable to Common stockholders	$4,911	$—	$4,911	$—
Earnings allocable to Class A stockholders	$2,716	$5,551	$13,625	$16,522
Earnings allocable to Class B stockholders	$355	$393	$760	$1,147
Basic earnings per share:
Common stock	$0.24	$—	$0.24	$—
Class A common stock	$0.19	$0.40	$0.98	$1.20
Class B common stock	$0.21	$0.27	$0.48	$0.83
Diluted earnings per share:
Common stock	$0.24	$—	$0.24	$—
Class A common stock	$0.19	$0.40	$0.98	$1.20
Class B common stock	$0.20	$0.27	$0.46	$0.81
Basic weighted average shares outstanding:
Common stock	20,656,207	—	20,656,207	—
Class A common stock	14,110,967	13,795,530	13,844,221	13,795,530
Class B common stock	1,681,685	1,477,800	1,573,702	1,381,055
Dilutive effect of shares issued under stock compensation arrangements:
Common stock	85,193	—	85,193	—
Class A common stock	—	—	—	—
Class B common stock	135,994	—	69,916	27,606
Diluted weighted average shares outstanding:
Common stock	20,741,400	—	20,741,400	—
Class A common stock	14,110,967	13,795,530	13,844,221	13,795,530
Class B common stock	1,817,679	1,477,800	1,643,618	1,408,661

Prior to the reclassification of common stock on July 28, 2016, all of the earnings of the Company were allocated to Class A and Class B common stock and earnings per share was calculated using the two-class method. Under the two-class method, earnings attributable to Class A and Class B common stockholders was determined by allocating undistributed earnings to each class of stock. The undistributed earnings attributable to common stockholders was allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if those earnings for the period had been distributed. Earnings attributable to Class A common stockholders equaled the sum of dividends at the rate per annum of 12% compounding annually during the period (“Accruing Dividends”) plus seventy-five percent of any remaining assets of the Company available for distribution to its stockholders in the event of a liquidation, dissolution, winding up or sale of the Company after payment of the Accruing Dividends (“Residual Proceeds”). Earnings attributable to Class B common stockholders equaled twenty-five percent of the Residual Proceeds. After the reclassification of common stock on July 28, 2016, all of the earnings of the Company were attributable to the single class of common stock.

Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the three months and nine months ended September 30, 2015. See Note 6 for details regarding changes to the Company’s capital structure on July 28, 2016.

There were no anti-dilutive stock options for the three months and nine months ended September 30, 2016.

8.	Reserves for unpaid losses and loss adjustment expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$124,126	$91,970
Commutation of MLQS	24,296	8,587
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	148,422	100,557
Incurred losses and loss adjustment expenses:
Current year	60,392	36,172
Prior years	(8,866)	(8,524)
Total net losses and loss adjustment expenses incurred	51,526	27,648

Payments:
Current year	2,260	1,275
Prior years	21,693	12,208
Total payments	23,953	13,483

Net reserves for unpaid losses and loss adjustment expenses, end of period	175,995	114,722

Reinsurance recoverable on unpaid losses	77,463	87,369

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$253,458	$202,091

During the nine months ended September 30, 2016, $8.9 million of redundancy developed on the reserves for unpaid losses and loss adjustment expenses held at December 31, 2015. This favorable development was primarily attributable to loss experience in the Company’s casualty lines for accident years 2014 and 2015, which was below the Company’s initial expected loss ratios.

During the nine months ended September 30, 2015, $8.5 million of redundancy developed on the reserves for unpaid losses and loss adjustment expenses held at December 31, 2014. The favorable development was attributable primarily to loss experience in the Company’s casualty lines for accident years 2013 and 2014, which was below the Company’s initial expected loss ratios.

See Note 9 for further details regarding the commutation of the MLQS.

9.	Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Written:
Direct	$47,823	$45,798	$140,974	$131,696
Assumed	—	—	38	144
Ceded	(14,177)	(26,919)	(23,910)	(77,137)
Net written	$33,646	$18,879	$117,102	$54,703

Earned:
Direct	$46,418	$44,082	$134,405	$125,287
Assumed	10	36	44	111
Ceded	(13,454)	(25,839)	(39,095)	(73,662)
Net earned	$32,974	$18,279	$95,354	$51,736

Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $3.1 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively. Ceded incurred losses and loss adjustment expenses were $10.9 million and $31.8 million for the nine months ended September 30, 2016 and 2015 respectively. At September 30, 2016, reinsurance recoverables on paid and unpaid losses were $0.1 million and $77.5 million, respectively. At December 31, 2015, reinsurance recoverables on paid and unpaid losses were and $0.2 million and $95.5 million, respectively.

Multi-line quota share reinsurance

The Company participates in a MLQS treaty that transfers a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance Company, an Arkansas insurance company (“Kinsale Insurance”), to reinsurers in exchange for a proportion of the direct written premiums on that business. Under the terms of the MLQS covering the period January 1, 2015 to December 31, 2015 (the “2015 MLQS”), Kinsale Insurance received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4.00% of ceded written premium. The 2015 MLQS contract includes a sliding scale commission provision that can adjust the ceding commissions within a range of 25% to 41% based on the loss experience of the business ceded. The 2015 MLQS ceding percentage during the first nine months of 2015 was 50%. The ceding percentage remained at 50% until October 1, 2015, at which time the Company decreased the percentage to 40%. Effective January 1, 2016, the Company further reduced the ceding percentage from 40% to 15%. The change in the ceding percentage reduced ceded written premiums by $17.0 million at January 1, 2016, with a corresponding reduction to ceded unearned premiums.

Effective January 1, 2016, the Company commuted the MLQS covering the period January 1, 2014 to December 31, 2014 (the “2014 MLQS”). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $34.2 million at January 1, 2016, with a corresponding reduction to funds held for reinsurers. Effective January 1, 2015, the Company commuted 55% of the treaty covering the period July 1, 2012 to December 31, 2013 (the “2013 MLQS”). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $11.9 million at January 1, 2015, with a corresponding reduction to funds held for reinsurers. The commutations did not have any effect on the Company’s results of operations or cash flows for the applicable periods.

Effective October 1, 2016, the Company terminated and commuted the MLQS covering the period January 1, 2016 to September 30, 2016 (the “2016 MLQS”). The commutation will reduce reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $15.5 million on October 1, 2016, with a corresponding reduction to funds held for reinsurers.

10.	Credit Agreement

The Company has a loan and security agreement (the “Credit Agreement”) with The PrivateBank and Trust Company (“PrivateBank”) with a five-year secured term loan in the amount of $30.0 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate on the term loan accrues daily at a rate equal to the 3 month LIBOR plus a margin, and is payable on the last day of each calendar quarter. The term loan has a maturity of December 4, 2020. The Company’s wholly-owned subsidiaries, Kinsale Management, Inc. (“Kinsale Management”) and Aspera Insurance Services Inc. (“Aspera”), are guarantors of the term loan. The assets of Kinsale Management and the stock of Kinsale Insurance have been pledged as collateral to PrivateBank.

On June 28, 2016, the Company amended and restated its Credit Agreement to, among other things, (1) increase the materiality thresholds and grace periods for events of default thereunder, (2) add additional permitted categories to the debt, lien, restricted payments, mergers, disposals, transactions with affiliates and investment covenants, as well as to increase the general permitted baskets under the debt, lien, restricted payments and investment covenants, (3) remove certain representations and warranties and affirmative covenants, (4) add materiality qualifiers to certain representations and warranties, (5) add reinvestment rights and a minimum threshold with respect to net cash proceeds of certain asset disposals (other than disposals of the stock of Kinsale Insurance, which has been pledged as collateral to PrivateBank) which must be used to prepay the outstanding term loans and (6) make the creation and perfection requirements with respect to collateral less onerous.

On September 30, 2016, the Company repaid $2.5 million of the term loan.

11.	Other comprehensive income (loss)

The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized gains (losses) arising during the period, before income taxes	$(2)	$177	$8,077	$(1,673)
Income taxes	1	(61)	(2,826)	586
Unrealized gains (losses) arising during the period, net of income taxes	(1)	116	5,251	(1,087)
Less reclassification adjustment:
Net realized investment gains (losses)	—	(4)	361	12
Income taxes	—	2	(126)	(4)
Reclassification adjustment included in net income	—	(2)	235	8
Other comprehensive income (loss)	$(1)	$118	$5,016	$(1,095)

The sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the final prospectus filed with the Securities and Exchange Commission (“SEC”) on July 29, 2016.

References to the “Company,” “we,” “us,” and “our” are to Kinsale Capital Group, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the excess and surplus lines (“E&S”) market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks. We market and sell these insurance products in all 50 states and the District of Columbia through a network of independent insurance brokers.

We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty (“P&C”) insurance products through the E&S market. For the first nine months of 2016, the percentage breakdown of our gross written premiums was 93.6% casualty and 6.4% property. Our commercial lines offerings include construction, small business, excess casualty, general casualty, energy, professional liability, life sciences, product liability, allied health, health care, commercial property, management liability, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.5% of our gross written premiums in the first nine months of 2016.

Factors affecting our results of operations

The MLQS

Historically, a significant amount of our business had been reinsured through our MLQS with third-party reinsurers. This agreement allowed us to cede a portion of the risk related to certain of the insurance that we underwrite in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS was subject to annual renewal; however, we retained the rights to adjust the amount of business we ceded on a quarterly basis in accordance with the terms of the MLQS. We continually monitored the ceding percentage under the MLQS and adjusted this percentage based on our projected direct written premiums. The counterparties under the MLQS for calendar year 2016 were Tokio Millennium Re AG (40%), Munich Reinsurance America, Inc. (32.5%), Everest Reinsurance Co. (20%) and Berkley Insurance Co. (7.5%).

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

Effective January 1, 2016, we reduced the ceding percentage from 40% to 15% while maintaining the provisional ceding commission rate at 41%. We reduced the ceding percentage under the MLQS as a result of Kinsale Insurance’s capital position growing more strongly from the profitability of the business relative to the growth rate of gross written premiums. Generally, we increased the ceding percentage when gross written premiums were growing more strongly relative to the growth rate of Kinsale Insurance’s capital position, and decreased the ceding percentage when Kinsale Insurance’s capital position was growing more strongly relative to the growth rate of gross written premiums. In periods of high premium rates and shortages of underwriting capacity (known as a hard market), the E&S market may grow significantly more rapidly than the standard insurance market as business may shift from the standard market to the E&S market dramatically. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016.

The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$47,823	$—	$47,823	$45,798	$—	$45,798
Ceded written premiums	(14,177)	(6,000)	(8,177)	(26,919)	(19,572)	(7,347)
Net written premiums	$33,646	$(6,000)	$39,646	$18,879	$(19,572)	$38,451
Net retention (1)	70.4%		82.9%	41.2%		84.0%

Net earned premiums	$32,974	$(5,872)	$38,846	$18,279	$(18,618)	$36,897
Losses and loss adjustment expenses	(15,949)	1,402	(17,351)	(10,369)	8,303	(18,672)
Underwriting, acquisition and insurance expenses	(6,302)	4,234	(10,536)	(46)	9,571	(9,617)
Underwriting income (2)	$10,723	$(236)	$10,959	$7,864	$(744)	$8,608

Loss ratio	48.4%	23.9%	—	56.7%	44.6%	—
Expense ratio	19.1%	72.1%	—	0.3%	51.4%	—
Combined ratio	67.5%	96.0%	—	57.0%	96.0%	—

Adjusted loss ratio (3)	—	—	44.7%	—	—	50.6%
Adjusted expense ratio (3)	—	—	27.1%	—	—	26.1%
Adjusted combined ratio (3)	—	—	71.8%	—	—	76.7%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$141,012	$—	$141,012	$131,840	$—	$131,840
Ceded written premiums	(23,910)	(774)	(23,136)	(77,137)	(55,482)	(21,655)
Net written premiums	$117,102	$(774)	$117,876	$54,703	$(55,482)	$110,185
Net retention (1)	83.0%		83.6%	41.5%		83.6%

Net earned premiums	$95,354	$(16,996)	$112,350	$51,736	$(52,612)	$104,348
Losses and loss adjustment expenses	(51,526)	5,597	(57,123)	(27,648)	23,778	(51,426)
Underwriting, acquisition and insurance expenses	(19,031)	10,719	(29,750)	(408)	26,730	(27,138)
Underwriting income (2)	$24,797	$(680)	$25,477	$23,680	$(2,104)	$25,784

Loss ratio	54.0%	32.9%	—	53.4%	45.2%	—
Expense ratio	20.0%	63.1%	—	0.8%	50.8%	—
Combined ratio	74.0%	96.0%	—	54.2%	96.0%	—

Adjusted loss ratio (3)	—	—	50.8%	—	—	49.3%
Adjusted expense ratio (3)	—	—	26.5%	—	—	26.0%
Adjusted combined ratio (3)	—	—	77.3%	—	—	75.3%

(1) The ratio of net written premiums to gross written premiums.

(2) Underwriting income is a non-GAAP financial measure. See “— Reconciliation of non-GAAP financial measures” for a reconciliation of underwriting income to net income in accordance with GAAP.

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

Our results of operations may be difficult to compare from period to period as we made periodic adjustments to the amount of business we ceded under the terms of the MLQS, changed the negotiated terms of the MLQS upon renewal, and increased or decreased the ceding commission under the MLQS based on the loss experience of the business ceded. In light of the effect of the MLQS on our results of operations, we internally evaluate our financial performance both including and excluding the effect of the MLQS.

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

Ceded written premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels. Since we reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, and subsequently terminated and commuted the MLQS on October 1, 2016, we anticipate that our ceded written premiums will decline significantly relative to our gross written premiums in future periods.

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

Net investment gains (losses)

Net investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any OTTIs recognized in earnings.

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

Underwriting, acquisition and insurance expenses

Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees. As we have reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, and subsequently terminated and commuted the MLQS on October 1, 2016, we expect to receive lower ceding commissions and therefore anticipate that our underwriting, acquisition and insurance expenses will increase significantly during 2016.

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

Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net investment gains and losses, and other income and expenses. See “—Reconciliation of non-GAAP financial measures” for a reconciliation of underwriting income to net income in accordance with GAAP.

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

Adjusted loss ratio is a non-GAAP financial measure. We define adjusted loss ratio as the loss ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see “—Factors affecting our results of operations — The MLQS.”

Adjusted expense ratio is a non-GAAP financial measure. We define adjusted expense ratio as the expense ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see “—Factors affecting our results of operations — The MLQS.”

Adjusted combined ratio is a non-GAAP financial measure. We define adjusted combined ratio as the loss ratio, excluding the effects of the MLQS. For additional detail on the impact of the MLQS on our results of operations, see “—Factors affecting our results of operations — The MLQS.”

Return on equity is our net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Our overall financial goal is to produce a return on equity in the mid-teens over the long-term.

Results of operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
($ in thousands)	2016	2015	Change

Gross written premiums	$47,823	$45,798	$2,025
Ceded written premiums	(14,177)	(26,919)	12,742
Net written premiums	$33,646	$18,879	$14,767

Net earned premiums	$32,974	$18,279	$14,695
Losses and loss adjustment expenses	15,949	10,369	5,580
Underwriting, acquisition and insurance expenses	6,302	46	6,256
Underwriting income (1)	10,723	7,864	2,859
Other expenses, net	(523)	(340)	(183)
Net investment income	1,894	1,436	458
Net investment losses	—	(8)	8
Income before income taxes	12,094	8,952	3,142
Income tax expense	4,112	3,008	1,104
Net income	$7,982	$5,944	$2,038

Return on equity	18.8%	22.4%

Loss ratio	48.4%	56.7%
Expense ratio	19.1%	0.3%
Combined ratio	67.5%	57.0%

(1) Underwriting income is a non-GAAP financial measure. See “—Reconciliation of non-GAAP financial measures” for a reconciliation of underwriting income to net income in accordance with GAAP.

Our net income was $8.0 million for the three months ended September 30, 2016 compared to $5.9 million for the three months ended September 30, 2015, an increase of 34.3%. Our underwriting income increased by $2.9 million, or 36.4%, to $10.7 million for the three months ended September 30, 2016 compared to $7.9 million for the three months ended September 30, 2015. The increase in our underwriting income during the period was primarily due to greater number of policies written and higher favorable prior year loss development during the third quarter of 2016 compared to the third quarter of 2015.

On January 1, 2015, we renewed the MLQS and maintained the ceding percentage at 50%, which resulted in a net retention ratio of 41.2%, for the three months ended September 30, 2015. The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%. Upon renewal of the MLQS on January 1, 2016, we further reduced the ceding percentage from 40% to 15%, which resulted in a net retention ratio of 70.4% for the three months ended September 30, 2016. Excluding the effect of the MLQS, our net retention ratio was 82.9% for the three months ended September 30, 2016 compared to 84.0% for the three months ended September 30, 2015.

In addition, excluding the effect of the MLQS, our underwriting income was $11.0 million for the three months ended September 30, 2016 compared to $8.6 million for the three months ended September 30, 2015, an increase of $2.4 million, or 27.3%. The corresponding adjusted combined ratio was 71.8% for the three months ended September 30, 2016 compared to 76.7% for the three months ended September 30, 2015.

Premiums

Our gross written premiums were $47.8 million for the three months ended September 30, 2016 compared to $45.8 million for the three months ended September 30, 2015, an increase of $2.0 million, or 4.4%. Premium growth in the third quarter of 2016 was principally due to a greater number of policies written, offset in part by a decrease in the average premium size. The average premium per policy written was $8,814 in the third quarter of 2016 compared to $10,596 in the third quarter of 2015. The increase in gross written premiums was most notable in the small business, excess casualty and personal insurance lines of business, offset in part by lower premiums written in the energy line of business.

Net written premiums increased by $14.8 million, or 78.2%, to $33.6 million for the three months ended September 30, 2016 from $18.9 million for the three months ended September 30, 2015. This increase in net written premiums was primarily due to the decrease in the ceding percentage on the MLQS and higher gross written premiums in the third quarter of 2016 compared to the third quarter 2015. Effective January 1, 2016, we decreased the ceding percentage on the MLQS from 40% to 15%.

Net earned premiums increased by $14.7 million, or 80.4%, to $33.0 million for the three months ended September 30, 2016 from $18.3 million for the three months ended September 30, 2015 due to higher net written premiums in the third quarter of 2016 compared to the third quarter of 2015. Excluding the effect of the MLQS, net earned premiums increased by $1.9 million, or 5.3%, to $38.8 million for the three months ended September 30, 2016 from $36.9 million for the three months ended September 30, 2015.

Loss ratio

Our loss ratio was 48.4% for the three months ended September 30, 2016 compared to 56.7% for the three months ended September 30, 2015. This decrease in the loss ratio for the third quarter of 2016 was due primarily to higher favorable development on prior accident years during the third quarter of 2016 compared to the same period in 2015.

The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$19,408	58.9%	$12,078	66.0%
Effect of prior year development	(3,459)	(10.5)	(1,709)	(9.3)
	$15,949	48.4%	$10,369	56.7%

	Three Months Ended September 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$22,384	57.6%	$21,641	58.6%
Effect of prior year development	(5,033)	(12.9)	(2,969)	(8.0)
	$17,351	44.7%	$18,672	50.6%

Expense ratio

Our expense ratio was 19.1% for the three months ended September 30, 2016 compared to 0.3% for the three months ended September 30, 2015. As a result of the MLQS, our expense ratio in the third quarter of 2015 was low due to the ceding commissions earned under the MLQS.

The following table summarizes the effect of the factors indicated above on the expense ratio for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums
Commissions incurred:
Direct	$6,839	20.7%	$6,558	35.9%
Ceding - MLQS	(4,234)	(12.8)%	(9,571)	(52.3)%
Ceding - other	(2,239)	(6.8)%	(2,045)	(11.2)%
Net commissions incurred	366	1.1%	(5,058)	(27.6)%

Other underwriting expenses	5,936	18.0%	5,104	27.9%

Underwriting, acquisition, and insurance expenses	$6,302	19.1%	$46	0.3%

The increase in the expense ratio in the third quarter of 2016 was due primarily to the decrease in the ceding percentage and related ceding commission on the MLQS for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Other underwriting expenses were $5.9 million for the three months ended September 30, 2016 compared to $5.1 million for the three months ended September 30, 2015, an increase of $0.8 million, or 16.3%. This increase was primarily due to higher compensation costs in the third quarter of 2016 compared to the third quarter of 2015. Direct commissions paid as a percent of gross written premiums was 14.9% for the three months ended September 30, 2016 and 14.8% for the three months ended September 30, 2015.

Excluding the effect of the MLQS, the adjusted expense ratio was 27.1% for the three months ended September 30, 2016 compared to 26.1% for the three months ended September 30, 2015.

Combined ratio

Our combined ratio was 67.5% for the three months ended September 30, 2016 compared to 57.0% for the three months ended September 30, 2015. Excluding the effects of the MLQS, the adjusted combined ratio was 71.8% for the three months ended September 30, 2016 compared to 76.7% for the three months ended September 30, 2015.

Investing results

Our net investment income increased by 31.9% to $1.9 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015, primarily due to the increase in our investment portfolio from additional premiums collected since the third quarter of 2015 and from funds received from the IPO. We achieved this increase despite the ongoing low interest rate environment.

The following table summarizes net investment income and net capital losses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
($ in thousands)	2016	2015	Change

Interest from fixed maturity securities	$1,990	$1,545	$445
Dividends on equity securities	101	86	15
Other	32	1	31
Gross investment income	2,123	1,632	491
Investment expenses	(229)	(196)	(33)
Net investment income	1,894	1,436	458
Net realized investment losses	—	(8)	8
Total	$1,894	$1,428	$466

Our investment portfolio had a gross investment return of 2.09% for the three months ended September 30, 2016, compared to 2.10% for the three months ended September 30, 2015.

We perform quarterly reviews of all securities within our investment portfolio to determine whether any OTTI has occurred. Management concluded that there were no OTTIs from fixed maturity or equity securities with unrealized losses for the three months ended September 30, 2016 and 2015.

Income tax expense

Our income tax expense was $4.1 million for the three months ended September 30, 2016 compared to $3.0 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was approximately 34.0% compared to 33.6% for the three months ended September 30, 2015.

Return on equity

Our annualized return on equity was 18.8% for the three months ended September 30, 2016 compared to 22.4% for the three months ended September 30, 2015 and reflects the increase in our stockholders equity from the proceeds from the IPO during the third quarter of 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
($ in thousands)	2016	2015	Change

Gross written premiums	$141,012	$131,840	$9,172
Ceded written premiums	(23,910)	(77,137)	53,227
Net written premiums	$117,102	$54,703	$62,399

Net earned premiums	$95,354	$51,736	$43,618
Losses and loss adjustment expenses	51,526	27,648	23,878
Underwriting, acquisition and insurance expenses	19,031	408	18,623
Underwriting income (1)	24,797	23,680	1,117
Other expenses, net	(1,333)	(1,038)	(295)
Net investment income	5,389	4,027	1,362
Net investment gains	383	8	375
Income before income taxes	29,236	26,677	2,559
Income tax expense	9,940	9,008	932
Net income	$19,296	$17,669	$1,627

Return on equity	15.9%	23.3%

Loss ratio	54.0%	53.4%
Expense ratio	20.0%	0.8%
Combined ratio	74.0%	54.2%

(1) Underwriting income is a non-GAAP financial measure. See “—Reconciliation of non-GAAP financial measures” for a reconciliation of underwriting income to net income in accordance with GAAP.

Our net income was $19.3 million for the nine months ended September 30, 2016 compared to $17.7 million for the nine months ended September 30, 2015, an increase of 9.2%. Our underwriting income increased by $1.1 million, or 4.7%, to $24.8 million for the nine months ended September 30, 2016 compared to $23.7 million for the nine months ended September 30, 2015. The increase in our underwriting income during the period was primarily due to an increase in the number of policies written during the first nine months of 2016 compared to the same period in 2015.

On January 1, 2015, we renewed the MLQS and maintained the ceding percentage at 50%, which resulted in a net retention ratio of 41.5% for the nine months ended September 30, 2015. The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%. Upon renewal of the MLQS on January 1, 2016, we further reduced the ceding percentage from 40% to 15%, which resulted in a net retention ratio of 83.0% for the nine months ended September 30, 2016. Excluding the effect of the MLQS, our net retention ratio was 83.6% for both the nine months ended September 30, 2016 and 2015.

In addition, excluding the effect of the MLQS, our underwriting income was $25.5 million for the nine months ended September 30, 2016 compared to $25.8 million for the nine months ended September 30, 2015, a decrease of $0.3 million, or 1.2%. The corresponding adjusted combined ratio was 77.3% for the nine months ended September 30, 2016 compared to 75.3% for the nine months ended September 30, 2015, which reflected slight increases in both the adjusted loss ratio and the adjusted expense ratio.

Premiums

Our gross written premiums were $141.0 million for the nine months ended September 30, 2016 compared to $131.8 million for the nine months ended September 30, 2015, an increase of $9.2 million, or 7.0%. Premium growth in the first nine months of 2016 was principally due to a greater number of policies written, offset in part by a decrease in the average premium size. The average premium per policy written in the first nine months of 2016 was $8,796 compared to $10,324 in the first nine months of 2015. The increase in gross written premiums was most notable in the small business, construction and personal insurance lines of business, offset in part by lower premiums written in the general casualty and energy lines of business.

Net written premiums increased by $62.4 million, or 114.1%, to $117.1 million for the nine months ended September 30, 2016 from $54.7 million for the nine months ended September 30, 2015. This increase in net written premiums was primarily due to the decrease in the ceding percentage on the MLQS and higher gross written premiums in the first nine months of 2016. Effective January 1, 2016, we decreased the ceding percentage on the MLQS from 40% to 15%.

Net earned premiums increased by $43.6 million, or 84.3%, to $95.4 million for the nine months ended September 30, 2016 from $51.7 million for the nine months ended September 30, 2015 due to higher net written premiums in the first nine months of 2016 compared to the first nine months of 2015. Excluding the effect of the MLQS, net earned premiums increased by $8.0 million, or 7.7%, to $112.4 million for the nine months ended September 30, 2016 from $104.3 million for the nine months ended September 30, 2015.

Loss ratio

Our loss ratio was 54.0% for the nine months ended September 30, 2016 compared to 53.4% for the nine months ended September 30, 2015. This increase in the loss ratio was due primarily to lower favorable loss development as a percentage of earned premiums on prior accident years during the first nine months of 2016 compared to the same period in 2015.

The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$60,392	63.3%	$36,172	69.9%
Effect of prior year development	(8,866)	(9.3)	(8,524)	(16.5)
	$51,526	54.0%	$27,648	53.4%

	Nine Months Ended September 30,
	2016		2015
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$69,731	62.0%	$64,813	62.1%
Effect of prior year development	(12,608)	(11.2)	(13,387)	(12.8)
	$57,123	50.8%	$51,426	49.3%

Expense ratio

Our expense ratio was 20.0% for the nine months ended September 30, 2016 compared to 0.8% for the nine months ended September 30, 2015. As a result of the MLQS, our expense ratio in the first nine months of 2015 was low due to the ceding commissions earned under the MLQS.

The following table summarizes the effect of the factors indicated above on the expense ratio for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums
Commissions incurred:
Direct	$19,913	20.9%	$18,606	36.0%
Ceding - MLQS	(10,719)	(11.2)%	(26,730)	(51.7)%
Ceding - other	(6,380)	(6.7)%	(5,783)	(11.2)%
Net commissions incurred	2,814	3.0%	(13,907)	(26.9)%

Other underwriting expenses	16,217	17.0%	14,315	27.7%

Underwriting, acquisition, and insurance expenses	$19,031	20.0%	$408	0.8%

The increase in the expense ratio in the first nine months of 2016 was due primarily to the decrease in the ceding percentage and related ceding commission on the MLQS for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Other underwriting expenses were $16.2 million for the nine months ended September 30, 2016 compared to $14.3 million for the nine months ended September 30, 2015, an increase of $1.9 million, or 13.3%. This increase was primarily due to higher compensation costs in the first nine months of 2016 compared to the same period in 2015. Direct commissions paid as a percent of gross written premiums was 14.9% for the nine months ended September 30, 2016 and 14.8% for the nine months ended September 30, 2015.

Excluding the effect of the MLQS, the adjusted expense ratio was 26.5% for the nine months ended September 30, 2016 compared to 26.0% for the nine months ended September 30, 2015.

Combined ratio

Our combined ratio was 74.0% for the nine months ended September 30, 2016 compared to 54.2% for the nine months ended September 30, 2015. Excluding the effects of the MLQS, the adjusted combined ratio was 77.3% for the nine months ended September 30, 2016 compared to 75.3% for the nine months ended September 30, 2015.

Investing results

Our net investment income increased by 33.8% to $5.4 million for the nine months ended September 30, 2016 from $4.0 million for the nine months ended September 30, 2015, primarily due to the increase in our investment portfolio from additional premiums collected since the first nine months of 2015. We achieved this increase despite the ongoing low interest rate environment.

The following table summarizes net investment income and net capital gains for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
($ in thousands)	2016	2015	Change

Interest from fixed maturity securities	$5,684	$4,323	$1,361
Dividends on equity securities	303	266	37
Other	52	5	47
Gross investment income	6,039	4,594	1,445
Investment expenses	(650)	(567)	(83)
Net investment income	5,389	4,027	1,362
Net realized investment gains	383	8	375
Total	$5,772	$4,035	$1,737

Our investment portfolio had a gross investment return of 2.14% for the nine months ended September 30, 2016, compared to 2.09% for the nine months ended September 30, 2015.

We perform quarterly reviews of all securities within our investment portfolio to determine whether any OTTI has occurred. Management concluded that there were no OTTIs from fixed maturity or equity securities with unrealized losses for the nine months ended September 30, 2016 and 2015.

Income tax expense

Our income tax expense was $9.9 million for the nine months ended September 30, 2016 compared to $9.0 million for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was approximately 34.0% compared to 33.8% for the nine months ended September 30, 2015.

Return on equity

Our annualized return on equity for the nine months ended September 30, 2016 was 15.9% compared to 23.3% for the nine months ended September 30, 2015 and primarily reflects the increase in our stockholders equity from the proceeds from the IPO, and to a lesser extent, the increase in the combined ratio for the nine months of 2016 compared to the same period in 2015.

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

Our cash flows for the nine months ended September 30, 2016 and 2015 were:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities, net	$56,603	$58,408
Investing activities, net	(46,573)	(54,085)
Financing activities, net	69,183	(99)
Change in cash and cash equivalents	$79,213	$4,224

Net cash provided by operating activities was approximately $56.6 million for the nine months ended September 30, 2016, compared with $58.4 million provided by operating activities for the same period in 2015. This decrease in net cash provided by operating activities was largely driven by the timing of claim payments and reinsurance balances and operating assets and liabilities.

Net cash used in investing activities was $46.6 million for the nine months ended September 30, 2016, compared with net cash used in investing activities of $54.1 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities was primarily attributable to higher net disposals of fixed maturity securities of $9.7 million, offset in part by higher net purchases of equity securities of $2.1 million.

Net cash flows provided by financing activities for the nine months ended September 30, 2016 was $69.2 million, which primarily reflected $72.8 million of net proceeds related to the IPO, offset in part by $2.5 million repayment of our credit agreement and $1.0 million dividend payment. Net cash flows provided by financing activities for 2015 were not significant.

Credit Agreement

The Company has a Credit Agreement with PrivateBank with a five-year secured term loan in the amount of $30.0 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate on the term loan accrues daily at a rate equal to the 3 month LIBOR plus a margin, and is payable on the last day of each calendar quarter. The term loan has a maturity of December 4, 2020. Our wholly-owned subsidiaries, Kinsale Management and Aspera, are guarantors of the term loan. The assets of Kinsale Management and the stock of Kinsale Insurance have been pledged as collateral to PrivateBank.

On June 28, 2016, the Credit Agreement was amended and restated, among other things, to (1) increase the materiality thresholds and grace periods for events of default thereunder, (2) add additional permitted categories to the debt, lien, restricted payments, mergers, disposals, transactions with affiliates and investment covenants, as well as to increase the general permitted baskets under the debt, lien, restricted payments and investment covenants, (3) remove certain representations and warranties and affirmative covenants, (4) add materiality qualifiers to certain representations and warranties, (5) add reinvestment rights and a minimum threshold with respect to net cash proceeds of certain asset disposals (other than disposals of the stock of Kinsale Insurance, which has been pledged as collateral to PrivateBank) which must be used to prepay the outstanding term loans and (6) make the creation and perfection requirements with respect to collateral less onerous.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Our reinsurance is primarily contracted under quota-share reinsurance contracts and excess of loss contracts. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

We cede risks through our MLQS. The MLQS transfers a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a proportion of the gross written premiums on that business. Transferring risk to the reinsurers also reduces the amount of capital required to support our insurance operations. The MLQS is subject to annual renewal, effective each January 1. Under the terms of the 2016 MLQS contract, we receive a provisional ceding commission equal to 41% of ceded written premiums and pay a reinsurance margin equal to 4% of ceded written premium. The reinsurers do not receive a margin when they are in the loss position on the contract. The MLQS includes a sliding scale commission provision that can reduce the ceding commission to 25% or increase the ceding commission to 41% based on the loss experience of the business ceded. Additionally, we are entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contract has a loss ratio cap of 110%, which means that we cannot cede any losses in excess of a 110% loss ratio to the reinsurers. For further discussion regarding the effect of the MLQS contract on our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting our results of operations — The MLQS.”

In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of September 30, 2016:

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

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At September 30, 2016, there was no allowance for uncollectible reinsurance. As of September 30, 2016, Kinsale Insurance has only contracted with reinsurers with A.M. Best Company (“A.M. Best”) financial strength ratings of “A” (Excellent) or better.

Ratings

Kinsale Insurance has a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also “Risk Factors — Risks related to our business and our industry — A decline in our financial strength rating may adversely affect the amount of business we write.”

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The “A-” (Excellent) rating obtained by Kinsale Insurance is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.

Financial condition

Stockholders’ equity

As of September 30, 2016, total stockholders’ equity was $209.9 million and tangible stockholders’ equity was $207.6 million, compared to $113.5 million total stockholders’ equity and $111.2 million tangible stockholders’ equity as of December 31, 2015. The increases in both total and tangible stockholders’ equity over the prior year end balances were primarily due to proceeds from the IPO of $72.8 million, net income attributable to the period and higher unrealized gains on investments, net of taxes.

Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as stockholders’ equity less intangible assets, net of deferred taxes. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders’ equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

Tangible stockholders’ equity at September 30, 2016 and December 31, 2015, reconciles to stockholders’ equity as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Tangible stockholders’ equity	$207,584	$111,151
Intangible assets, net of deferred taxes	2,300	2,300
Stockholders’ equity	$209,884	$113,451

Amendment of Certificate of Incorporation and Reclassification of Common Stock

At December 31, 2015, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share (“Common Stock”), of which 15,000,000 shares were designated as Class A Common Voting Shares (“Class A Common Stock”) and 3,333,333 were designated as Class B Common Non-Voting Shares (“Class B Common Stock”). On July 28, 2016, in connection with the IPO, the Company amended and restated its certificate of incorporation to recapitalize the Company’s authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

In addition, the amended and restated certificate of incorporation provided for automatic reclassification of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were reclassified into 14,682,671 shares of common stock, which were equal to the sum of:

•
the number of shares of common stock equal to the amount of accrued and unpaid dividends based on a reclassification date of July 28, 2016, or $90.3 million, divided by the IPO price of $16.00 per share, plus

•	the number of shares of common stock equal to a conversion ratio of 0.65485975, calculated based on the IPO price of $16.00 per share.

On July 28, 2016, the Company had outstanding grants of 1,783,858 restricted shares of Class B Common Stock. At that date, all restricted shares of Class B Common Stock were reclassified into 1,286,036 shares of common stock equal to a conversion ratio of 0.72095061. The conversion ratio was calculated based on the IPO price of $16.00 per share.

All fractional shares resulting from the reclassification of Class A Common Stock and Class B Common Stock into a single class of common stock were settled in cash.

Initial Public Offering

On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriters’ option to purchase additional shares. After underwriting discounts and commissions and estimated offering expenses, the Company received net proceeds from the offering of approximately $72.8 million. The Company did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The net proceeds from the shares we sold in the IPO are being used to make contributions to the capital of our insurance subsidiary and for other general corporate purposes.

Equity-based Compensation

On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the IPO price of $16.00 per share. The stock options have a maximum contractual term of 10 years, and will vest in 4 equal annual installments following the date of the grant.

Dividend Declaration

The Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend was payable on December 15, 2016 to all stockholders of record on December 1, 2016.

Investment portfolio

Our cash and invested assets consisted of fixed maturity securities, cash and cash equivalents, equity securities and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $398.8 million at September 30, 2016, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $17.8 million of equity securities classified as available-for-sale and $0.3 million of short-term investments. At September 30, 2016, $103.8 million represented the cash and cash equivalents portion of our total cash and invested assets of $520.6 million. Our fixed maturity securities had a weighted average duration of 3.0 years at September 30, 2016 compared to 3.2 years at December 31, 2015. Our investment portfolio had an average rating of “AA” at September 30, 2016 and “AA-” at December 31, 2015. Our investment portfolio had a gross investment return of 2.14% for the nine months ended September 30, 2016, compared to 2.09% for the same period in the prior year.

At September 30, 2016 and December 31, 2015, the amortized cost and fair value on available-for-sale securities were as follows:

	September 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:

U.S. Treasury securities and obligations of U.S. government agencies	$12,407	$12,439	3.0%	$3,422	$3,433	1.0%

Obligations of states, municipalities and political subdivisions	87,059	90,944	21.8%	69,997	72,513	21.2%

Corporate and other securities	128,387	129,359	31.0%	130,758	129,521	37.9%

Asset-backed securities	74,906	75,657	18.2%	58,680	58,307	17.0%

Residential mortgage-backed securities	88,900	90,380	21.7%	64,096	63,828	18.7%

Total fixed maturities	391,659	398,779	95.7%	326,953	327,602	95.8%

Equity securities:

Exchange traded funds	14,487	17,788	4.3%	12,184	14,240	4.2%

Total investments available for sale	$406,146	$416,567	100.0%	$339,137	$341,842	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2016 and December 31, 2015, as rated by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”):

	September 30, 2016		December 31, 2015
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$76,192	19.1%	$59,263	18.1%
AA	168,682	42.3%	122,154	37.3%
A	115,897	29.1%	107,218	32.7%
BBB	32,525	8.1%	35,164	10.7%
BB	3,124	0.8%	1,006	0.3%
Below BB and unrated	2,359	0.6%	2,797	0.9%
Total	$398,779	100.0%	$327,602	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$48,080	$48,139	12.1%	$19,723	$19,709	6.0%
Due after one year through five years	92,148	92,970	23.3%	111,059	110,733	33.8%
Due after five years through ten years	25,375	26,793	6.7%	27,383	27,335	8.3%
Due after ten years	62,250	64,840	16.2%	46,012	47,690	14.6%
Asset-backed securities	74,906	75,657	19.0%	58,680	58,307	17.8%
Residential mortgage-backed securities	88,900	90,380	22.7%	64,096	63,828	19.5%
Total fixed maturities	$391,659	$398,779	100.0%	$326,953	$327,602	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted investments

In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.4 million at September 30, 2016 compared to $7.2 million at December 31, 2015.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Reconciliation of non-GAAP financial measures

Reconciliation of underwriting income

Underwriting income is a non-GAAP financial measure that is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and loss adjustment expenses and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Underwriting income for the three and nine months ended September 30, 2016 and 2015, reconciles to net income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Underwriting income	$10,723	$7,864	$24,797	$23,680
Net investment income	1,894	1,436	5,389	4,027
Net investment gains (losses)	—	(8)	383	8
Other income	—	128	136	443
Other expenses	(523)	(468)	(1,469)	(1,481)
Income before income taxes	12,094	8,952	29,236	26,677
Income tax expense	4,112	3,008	9,940	9,008
Net income	$7,982	$5,944	$19,296	$17,669

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for a detailed description of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in that filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.

Date:	November 10, 2016	By:	/s/ Michael P. Kehoe
Michael P. Kehoe
President and Chief Executive Officer

Date:	November 10, 2016	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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