Form 10-K
period 2016-12-31
Kinsale Capital Group, Inc.
filed 2017-03-16
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	98-0664337 (I.R.S. Employer Identification Number)
2221 Edward Holland Drive Suite 600 Richmond, Virginia (Address of principal executive offices)	23230 (Zip Code)
Registrant’s telephone number, including area code: (804) 289-1300

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share (Title of each class)
NASDAQ Global Select Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock, $0.01 par value per share, was not listed on any exchange or over-the-counter market.  The registrant’s common stock began trading on the NASDAQ Global Select Market on July 28, 2016.
The number of the registrant’s common shares outstanding was 20,968,707 as of March 6, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the "2017 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to historical or current fact. These statements may discuss, among others, our future financial performance, our business prospects and strategy, our anticipated financial position, liquidity and capital, dividends and general market and industry conditions. You can identify forward-looking statements by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "outlook," "future," "will," "would," "should," "could," "may," "can have" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements are only predictions and are not guarantees of future performance. Actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include, without limitation:

•	the possibility that our loss reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows;

•	the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;

•
adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, affecting our growth and profitability;

•	a decline in our financial strength rating adversely affecting the amount of business we write;

•	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;

•	our reliance on a select group of brokers;

•	the failure of any of the loss limitations or exclusions we employ, or change in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;

•	the performance of our investment portfolio adversely affecting our financial results;

•	the changing market conditions of our excess and surplus lines ("E&S") insurance operations, as well as cyclical nature of our business, affecting our financial performance;

•
extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;

•	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;

•	being forced to sell investments to meet our liquidity requirements;

•	the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;

•	our employees taking excessive risks;

•	the possibility that severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us;

•	the inability to manage our growth effectively;

ii

•	the intense competition for business in our industry;

•	the effects of litigation having an adverse effect on our business;

•
the ability of the funds managed by or entities affiliated with Moelis Capital Partners LLC that are our significant stockholders (the "Moelis Funds") to exert significant influence over us and our corporate decisions;

•	the failure to maintain effective internal controls in accordance with the Sarbanes-Oxley of 2002 (the "Sarbanes-Oxley Act"); and

•	The other risks and uncertainties discussed in Part I, Item 1A of this Annual Report on Form 10-K.
Forward-looking statements speak only as of the date on which they are made. Except as expressly required under federal securities laws or the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

iii

PART I
Unless the context requires otherwise, the words "Kinsale," the "Company," "we," "us" and "our'" in this Annual Report on Form 10-K refer to Kinsale Capital Group, Inc. and its subsidiaries.
Item 1. Business
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team, who have an average of 20 years of experience in the E&S market. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. We have built a company that is entrepreneurial and highly efficient, using our proprietary technology platform and leveraging the expertise of our highly experienced employees in our daily operations. We believe our systems and technology are at the digital forefront of the insurance industry, allowing us to quickly collect and analyze data, thereby improving our ability to manage our business and reducing response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims operations.
We have significantly grown our business and have generated attractive returns. Excluding the impact of the $72.8 million of net proceeds from our initial public offering ("IPO") during the third quarter of 2016, we have organically grown our stockholders’ equity at a compound annual growth rate ("CAGR") of 21.5%. We have grown our gross written premiums from $125.3 million for the year ended December 31, 2013 to $188.5 million for the year ended December 31, 2016, a CAGR of 14.6%. Our return on equity and combined ratio were 16.2% and 74.3%, respectively, for the year ended December 31, 2016. Our adjusted combined ratio (a non-GAAP financial measure), which excludes the effects of the multi-line quota share reinsurance agreement ("MLQS") was 76.8% for the year ended December 31, 2016. For a reconciliation of adjusted combined ratio to combined ratio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS." We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business.
History
Kinsale Capital Group, Inc., a Delaware domiciled insurance holding company, was formed on June 3, 2009 for the purpose of acquiring and managing insurance entities. Prior to September 5, 2014, the Company was a Bermuda registered holding company, formerly known as Kinsale Capital Group, Ltd. ("KCGL"). Effective September 5, 2014, KCGL was re-domesticated from Bermuda to Delaware. A wholly-owned subsidiary of KCGL, Kinsale Capital Group, Inc., which was formed on June 4, 2009 as a U.S. holding company, was immediately merged into the re-domesticated entity and Kinsale Capital Group, Ltd. changed its name to Kinsale Capital Group, Inc.
On June 4, 2009, we incorporated Kinsale Management, Inc. ("Kinsale Management") as a wholly-owned subsidiary domiciled in Delaware, in order to provide management services to all of our U.S.-based subsidiaries.
On February 5, 2010, we acquired American Healthcare Specialty Insurance Company and changed its name to Kinsale Insurance Company ("Kinsale Insurance"). Kinsale Insurance is an Arkansas-domiciled excess and surplus lines insurance company authorized to write business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.
On August 21, 2013, we established Aspera Insurance Services, Inc. ("Aspera"), an E&S insurance broker. Aspera is domiciled in Virginia and is licensed in Virginia, Alabama, California, Connecticut, Delaware, Florida, Georgia,

Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Texas.
Our Products
We write a broad array of insurance coverages for risks that are unique or hard-to-place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues, or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive risk-adjusted returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium on a policy written by us in 2016 was $8,849. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2016, the percentage breakdown of our gross written premiums was 93.7% casualty and 6.3% property. Our commercial lines offerings include construction, small business, excess casualty, general casualty, energy, professional liability, life sciences, product liability, allied health, health care, commercial property, management liability, environmental, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.4% of our gross written premiums in 2016.
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2015, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 68.5% and grew direct premiums written by 7.4% annually, versus 74.0% and 3.4% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2016, our loss ratio was 53.0%; our adjusted loss ratio (a non-GAAP financial measure), which excludes the effects of our MLQS, for the same year was 50.0%. For a reconciliation of adjusted loss ratio to loss ratio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS."
Technology is a core competency. As an insurance company that was founded in 2009, we have the benefit of having built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experience. We operate on a single digital platform with a data warehouse that collects a vast array of statistical data. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect to quickly analyze trends across all functions in our business. Our customized proprietary system helps us to reduce the risk of administrative errors in our policy forms and include all of the necessary exclusions for the specified risk, and provides for the efficient and accurate handling of claims. Additionally, our systems enable us to rapidly respond to brokers, allowing our underwriters to reply to the majority of submissions within 24 hours, a significant benefit to our brokers. We believe that our technology platform will provide us with an enduring competitive advantage as it allows us to quickly respond to market opportunities, and will continue to scale as our business grows.
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process policy quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2016 our expense ratio was 21.3%; our adjusted expense ratio (a non-

GAAP financial measure), which excludes the effects of our MLQS, for the same year was 26.8%. For a reconciliation of adjusted expense ratio to expense ratio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS."
Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. When we believe claims are without merit, we vigorously contest payment. We currently average 116 open claims per claims adjuster, which we believe is significantly lower than industry average. As of December 31, 2016, our reserves for claims incurred but not reported were approximately 81.6% of our total net loss reserves. Of the total open claims as of December 31, 2016, only 33.1% were open for accident years 2014 and prior.
Entrepreneurial management team with a track record of success. Our management team is highly experienced with an average of 20 years of relevant experience, bringing together a full suite of underwriting, claims, technology and operating skills that we believe will drive our long-term success. The majority of our management team has a proven track record of successfully building high performing specialty insurance companies. We are led by Michael Kehoe who, prior to founding Kinsale, was the president and chief executive officer of James River Insurance Company from 2002 until 2008. Prior to James River Insurance Company, Mr. Kehoe held several senior positions at Colony Insurance Company. Many of our other employees and members of our management team worked with Mr. Kehoe at James River Insurance Company and have decades of experience at other E&S insurance companies. As meaningful owners of Kinsale, we believe our management team has closely aligned interests with our stockholders.
Our Board of Directors has deep insurance and financial services industry experience. Our Board of Directors is comprised of accomplished industry veterans. Collectively, our board members bring decades of experience from their prior roles operating and working in insurance and other financial services companies.
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $41.3 billion of gross written premiums in 2015. Based on our 2016 gross written premiums of $188.5 million, our current market share is less than 0.5%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allow us to better serve our brokers and positions us to profitably increase our market share.
Generate underwriting profits. We will continue to focus on underwriting profitability regardless of market cycles. Our strategy is to concentrate on hard-to-place risks and to maintain adequate rate levels for the risks that we underwrite. We maintain control over our underwriting process to ensure consistent quality of work. We underwrite each account individually and never delegate authority to any outside agents or brokers.
Maintain a contrarian risk appetite. Our flexibility as an E&S insurer enables us to write business at attractive returns while offering competitive policies to our brokers and insureds. We believe we distinguish ourselves in the market with our contrarian risk appetite and our willingness to offer terms on risks requiring more extensive underwriting that some of our competitors may decline to consider. Such accounts frequently offer us a better risk-adjusted return than those preferred by our competitors due to reduced competition.
Leverage investment in technology to drive efficiencies. We use a proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We have organized our workflows, designed our systems and aligned our staff to provide superior service levels to brokers while achieving a level of efficiency that we believe provides us with a competitive advantage and helps contribute to our low expense ratio. We believe that automation also reduces human error in our underwriting, policy processing, accounting, collections, and claims adjusting processes. Additionally, we are able to track quotes, monitor historical loss experience and reserve development, and measure other relevant metrics at a granular level of detail. We believe that our technology is scalable and will allow us to maintain a low expense ratio as we continue to organically grow our business.
Maintain a strong balance sheet. In order to maintain the confidence of policyholders, brokers, reinsurers, investors, regulators and rating agencies, we seek to establish and maintain a conservative balance sheet. We have a robust process for setting our loss reserves and regularly review our estimates. In addition, we maintain a conservative investment portfolio. Our strong balance sheet allows us to maintain the confidence of our investors and other constituencies, and thereby position ourselves to better achieve our goals.
Our Structure
The chart below displays our corporate structure:

Kinsale Capital Group, Inc. (Delaware corporation)

Kinsale Management, Inc. (Delaware corporation; management services company)	Kinsale Insurance Company (Arkansas domiciled corporation; stock insurance company)	Aspera Insurance Services, Inc. (Virginia corporation; insurance broker)

Products
We write a broad array of coverages with a focus on smaller commercial buyers. Our average premium in 2016 was $8,849. In 2016, the percentage breakdown of our gross written premiums was 93.7% casualty and 6.3% property. Our commercial lines product offerings include construction, small business, professional liability, excess casualty, general casualty, energy, life sciences, allied health, product liability, health care, commercial property, management liability, inland marine, environmental, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.4% of our gross written premiums in 2016. Our business is primarily distributed through independent brokers.

The following table shows our gross written premiums by underwriting division for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross written premium by division:
Commercial:
Construction	$42,234	$36,932	$31,667
Small business	27,333	21,468	14,462
Excess casualty	17,799	16,194	15,595
General casualty	16,162	20,511	20,597
Energy	16,157	19,022	17,381
Professional liability	14,212	14,636	14,698
Life sciences	10,897	11,935	10,456
Products liability	10,140	9,480	8,931
Allied health	9,344	8,644	8,341
Healthcare	6,594	6,579	6,479
Commercial property	4,835	6,181	7,024
Management liability	2,244	420	—
Environmental	1,931	1,005	164
Inland marine	910	195	—
Public entity	875	—	—
Commercial insurance	459	—	—
Total commercial	182,126	173,202	155,795
Personal:
Personal insurance	6,352	3,807	2,728
Total personal	6,352	3,807	2,728
Total	$188,478	$177,009	$158,523
Construction underwrites commercial general liability coverage on small contractors focusing on new residential construction, residential remodeling and renovation and commercial construction. Policy limits offered are generally $1 million per occurrence.
Small business underwrites commercial general liability on smaller risks with an emphasis on artisan contractors and premises related exposures. The majority of policies written in this division are for limits of $1 million per occurrence.
Excess casualty underwrites excess liability over risks that would fit within the general casualty, construction, products liability and small business divisions above. Coverage is written over our primary liability coverage as well as that of other insurers. This division also writes excess liability over primary commercial auto liability policies written by other carriers. We typically provide between $1 million and $5 million per occurrence limits above a $1 million attachment point.
General casualty underwrites general liability and liquor liability on hospitality, habitational and retail risks, among others, with similar premises liability loss exposures. Policy limits generally equal $1 million.
Energy underwrites commercial general liability, pollution liability, professional liability and excess liability on enterprises engaged in the business of energy production or distribution or mining including drillers, lease operators, contractors and product manufacturers. The policy limits offered range from $1 million to $5 million.

Professional liability underwrites small-to-medium sized non-medical professional liability risks. The classes of risks we cover include accountants, architects and engineers, financial planners, insurance agents, lawyers, realtors, and certain other professions. Policy limits offered are generally $1 million.
Life sciences underwrites general liability, products liability and professional liability coverage for manufacturers, distributors and developers of dietary supplements, medical devices, pharmaceuticals, biologics, health and beauty products, durable medical equipment and clinical trials. Typical policy limits are offered between $1 million and $5 million.
Products liability underwrites commercial general liability on manufacturers, distributors and importers of a wide array of consumer, commercial and industrial products. We generally write $1 million per occurrence limits.
Allied health underwrites commercial general liability, professional liability and excess liability on allied health and social service risks including assisted living facilities, home health care agencies and outpatient medical facilities. Policy limits offered are between $1 million to $5 million.
Healthcare underwrites medical professional liability for physicians, surgeons, dentists, chiropractors and podiatrists. Policies cover both individuals and small practice groups. We generally write $1 million per occurrence in limits.
Commercial property underwrites catastrophe-exposed risks including manufacturing facilities, government and municipal buildings, professional buildings, offices and general commercial properties, vacant properties, as well as entertainment and retail facilities. Policy limits offered are generally $5 million or less per occurrence.
Management liability underwrites directors and officers liability, employment practices liability and fiduciary liability coverage on a variety of commercial and government risks. Policy limits offered are $1 million to $5 million.
Environmental underwrites commercial general liability, pollution liability and professional liability on a wide range of commercial risks where environmental exposures exist that are operational in nature or related to the premises. Policy limits offered in this coverage are up to $5 million per occurrence.
Inland marine underwrites a variety of inland marine coverages including builders risk, contractors' equipment, transportation risks and mobile equipment. Policy limits offered in this coverage are $2 million per occurrence or less.
Public entity underwrites law enforcement professional liability and school board liability. Policy limits offered are generally $1 million.
Commercial insurance underwrites commercial general liability on small accounts, through our wholly-owned broker, Aspera.
Personal insurance writes homeowners coverage on manufactured homes with a catastrophe exposure due to coastal location. Limits are typically below $200,000.

We sell policies in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The following tables show our gross written premiums by state for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
	($ in thousands)
Gross written premiums by state:
California	$51,619	27.4%	$43,473	24.6%	$37,509	23.7%
Texas	26,060	13.8%	26,607	15.0%	23,987	15.1%
Florida	19,873	10.5%	16,199	9.2%	12,421	7.8%
New York	9,680	5.2%	11,549	6.6%	9,992	6.3%
Washington	8,892	4.7%	7,199	4.1%	5,482	3.5%
New Jersey	6,801	3.6%	7,119	4.0%	6,624	4.2%
Nevada	4,894	2.6%	3,673	2.1%	3,276	2.1%
Arizona	4,093	2.2%	3,788	2.1%	3,859	2.4%
Pennsylvania	4,016	2.1%	3,960	2.2%	4,058	2.5%
Louisiana	3,417	1.8%	3,763	2.1%	3,452	2.2%
All other states	49,133	26.1%	49,679	28.0%	47,863	30.2%
	$188,478	100.0%	$177,009	100.0%	$158,523	100.0%
Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 3.6% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
We select our brokers based on management's review of the experience, knowledge and business plan of each broker. While many of our brokers have more than one office, we evaluate each office as if it were a separate brokerage and may appoint some but not all offices owned by a broker for specialized lines of business. We seek brokers with business plans that are consistent with our strategy and underwriting objectives. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business that we seek. For our more specialized divisions, we seek to appoint brokers that have a similar focus and demonstrated experience in the particular line of business. Brokers who produce unacceptably low volumes of business may be terminated. Our underwriters regularly visit with brokers in their offices in order to market to these brokers and discuss the products we offer.
For the year ended December 31, 2016, our largest brokers were AmWINS Group, LLC, which produced $20.7 million, or 11.0%, of our gross written premiums and R-T Specialty, LLC, which produced $20.0 million, or 10.6%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2016.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2016, we paid an average commission to our brokers of 14.8% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

Underwriting
Our underwriting department consisted of 82 employees as of December 31, 2016. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 10 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2016, we received 186,377 new business submissions, issued 80,933 new quotes and bound 10,929 new policies for a policy to new submission ratio of 5.9%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers based on approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 97% of our Professional Liability premiums written in 2016, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of 16 claims professionals who had an average of 13 years of claims experience in the P&C industry as of December 31, 2016. Our Chief Claims Officer has over 30 years of claims experience in large commercial and specialty insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
We focus on the effective management of the claims adjusting process. This process is achieved by extending low reserve and settlement authority levels to our front line claim examiners; keeping the adjuster-to-supervisor ratios low to allow for greater supervision over the adjusting process; and monitoring the number of claims handled by each claims examiner. This method ensures that two or more members of the department participate in the decision-making process when appropriate; our claim examiners recognize and address key issues; and reserves are adjusted to the appropriate amount as necessary. We seek to manage the number of claims per claims examiner to allow our claim examiners sufficient time to review and investigate claims submitted. Moreover, prior to any scheduled mediation or trial, claims personnel conduct further peer review to ensure that issues and exposures have been adequately analyzed. In addition, our claim examiners work closely with members of the underwriting staff to keep them apprised of claim trends. Vendor management is also important and our claim examiners work closely with our vendors to manage expenses and costs.
Information Technology
Our information technology department consisted of 18 employees as of December 31, 2016. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology utilizes an agile methodology to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experiences. Our proprietary technology platform is comprised of 14 modules linked together in a common system. All of the modules currently in use, except for one module, were developed in-house. We initially licensed an off-the-shelf software program for processing insurance transactions. We have gradually discontinued the use of individual modules within this licensed program and have replaced them with software solutions developed in-house as they have become operational. The development of the final module has been completed, which we expect to be fully operational by the end of the first quarter of 2017. We expect to terminate the licensed program once the final in-house developed module becomes fully operational.

We designed the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and quickly provide us with useful real-time information. Our insurance company subsidiary operates in a digital environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to full information regarding the account.
We use a browser-based platform approach to processing business. When a broker makes a submission, the information is transferred into our browser-based underwriting system. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.
Since inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information that we can use to improve our decision making. We refer to this repository as our data warehouse. The design of our data warehouse permits us to capture a vast array of statistical data, collected by the policy management systems at Kinsale. The data warehouse is easily searchable, collects and labels information in a consistent format and contains most of the underwriting and claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. We believe the data warehouse is a competitive advantage for us.
Reinsurance
We enter into various reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Reinsurance involves an insurance company transferring ("ceding") a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.
We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.
Historically, we ceded risks through our MLQS. The MLQS transferred a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a proportion of the gross written premiums on that business. Transferring risk to the reinsurers also reduced the amount of capital required to support our insurance operations. Under the terms of the MLQS contract covering the 2016 calendar year ("2016 MLQS"), we received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4% of ceded written premium. The MLQS included a sliding scale commission provision that reduced the ceding commission to 25% or increased the ceding commission to 41% based on the loss experience of the business ceded. Additionally, we were entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contract had a loss ratio cap of 110%, which means that we could not cede any losses in excess of a 110% loss ratio to the reinsurers. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016. Effective January 1, 2017, we commuted the remaining outstanding MLQS contract, which covered the period January 1, 2015 through December 31, 2015. For a discussion regarding the effects of the MLQS contract on our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview."

In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of December 31, 2016:

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

(2)
Reinsurance is not applicable to any individual policy with a per occurrence limit of less than $1.0 million. For policies with a per occurrence limit of $1.0 million or higher, the quota share ceding percentage varies such that the retention is always $750,000. For example, for a $1.0 million limit excess policy, our retention would be 75%, whereas for a $5.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the excess policy would not exceed $1,175,000.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2016, all reinsurance contracts that our insurance subsidiary was party to were either with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2016, we have never had an allowance for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $70.2 million at December 31, 2016, and recoverables on paid losses of $0.1 million at December 31, 2016. The following table provides a summary of our top ten reinsurers, based on the net amount recoverable, at December 31, 2016:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(in thousands)
Munich Reinsurance America, Inc.	A+	$17,504
Swiss Reinsurance America Corp.	A+	18,700
Tokio Millennium Re AG	A++	11,172
Everest Reinsurance Co.	A+	5,641
SCOR Reinsurance Co.	A	4,614
Arch Reinsurance Co.	A+	3,907
Odyssey America Reinsurance Corp.	A	2,622
Berkley Insurance Co.	A+	2,095
Hannover Ruckversicherungs AG	A	1,097
Allied World Reinsurance Co.	A+	871
Total for Top Ten		68,223
All others		2,094
Total		$70,317
We did not have reinsurance recoverables greater than $0.7 million at December 31, 2016 from any reinsurers other than the ten listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of the MLQS contract discussed above, we retain funds due from reinsurers (the funds held account) as security for those recoverable balances. We had funds held by the Company under the MLQS contract of $36.5 million at December 31, 2016. Effective January 1, 2017, the Company commuted the MLQS covering the 2015 calendar year ("2015 MLQS"), which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million.
Catastrophe Risk Management
In addition to the reinsurance protection noted above, we use other techniques to carefully manage our exposure to catastrophe losses. We use computer models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100 year and the 250 year return periods. Our main catastrophe risk arises from hurricanes and earthquakes. We manage this exposure through careful and disciplined underwriting, extensive reinsurance protection purchased from financially strong counterparties and monthly catastrophe modeling of the portfolio. Additionally, we limit the concentration of property business by geographic area to reduce loss exposure from extreme events.
Reserve Development
We maintain reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance when appropriate. Our ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for unpaid losses and loss adjustment expenses to reflect estimated present value.

See Note 7 of the notes to consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.
Investments
Investment income is an important component of our earnings. We collect premiums from our insureds and invest a portion of these funds until claims are paid. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.
Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents and exchange traded funds (classified as equity securities on the balance sheet). Our fixed maturity securities and equity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.
Our cash and invested assets totaled $480.3 million at December 31, 2016 and $368.7 million at December 31, 2015, and is summarized as follows:

	December 31, 2016		December 31, 2015
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	2.5%	$3,433	0.9%
Obligations of states, municipalities and political subdivisions	123,238	25.7%	72,513	19.7%
Corporate and other securities	118,790	24.7%	129,521	35.1%
Asset-backed securities	73,294	15.3%	58,307	15.8%
Residential mortgage-backed securities	83,803	17.4%	63,828	17.3%
Total fixed maturities	411,223	85.6%	327,602	88.8%

Equity securities - ETFs	18,374	3.8%	14,240	3.9%
Short-term investments	—	—%	2,299	0.6%
Cash and cash equivalents	50,752	10.6%	24,544	6.7%
Total	$480,349	100.0%	$368,685	100.0%
Our policy is to invest primarily in high quality fixed maturity securities with a focus on preservation of capital and a secondary focus on maximizing our risk adjusted investment returns. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiary is subject. Our investment portfolio is managed by an outside investment advisory firm, New England Asset Management, Inc., which operates under guidelines approved by our Investment Committee. Our Investment Committee meets periodically and reports to our Board of Directors.
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2016, our fixed maturity portfolio, including cash and cash equivalents, had an average duration of 3.72 years and had an average rating of "AA."

The following table sets forth the composition of our portfolio of fixed maturity securities by rating as of December 31, 2016:

	AAA	AA	A	BBB	Below BBB	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$12,098	$—	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	9,892	66,694	46,546	106	—	123,238
Corporate and other securities	1,000	9,750	80,488	24,596	2,956	118,790
Asset-backed securities	66,300	—	6,553	441	—	73,294
Residential mortgage-backed securities	—	81,322	—	—	2,481	83,803
Total fixed maturities	$77,192	$169,864	$133,587	$25,143	$5,437	$411,223
The fair value of our investments in fixed maturity securities at December 31, 2016, summarized by stated maturities follows:

	December 31, 2016
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$54,232	13.2%
Due after one year through five years	77,928	18.9%
Due after five years through ten years	25,435	6.2%
Due after ten years	96,531	23.5%
Asset-backed securities	73,294	17.8%
Residential mortgage-backed securities	83,803	20.4%
Total fixed maturities	$411,223	100.0%
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2016, our fixed maturity security portfolio contained $83.8 million (20.4%) of residential mortgage-backed securities. Residential mortgage-backed securities ("RMBSs"), including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBSs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBSs.

At December 31, 2016, our portfolio of fixed maturity securities contained corporate bonds with a fair value of $118.8 million. A summary of these securities by industry segment is shown below as of December 31, 2016:

	December 31, 2016
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$83,940	70.7%
Financial	33,560	28.2%
Utilities	1,290	1.1%
Total	$118,790	100.0%
Approximately 4% of our total cash and investments were invested in Vanguard exchange traded funds ("ETFs"), which provided low-cost diversification. At December 31, 2016, our ETF balance was comprised of the following funds:

	December 31, 2016
Fund	Fair Value	% of Total
	($ in thousands)
Intermediate-term corporate bond fund	$935	5.1%
Dividend yield equity fund	5,412	29.4%
Domestic stock market fund	9,132	49.7%
Foreign stock market fund	2,895	15.8%
Total	$18,374	100.0%
Competition
The P&C insurance industry is highly competitive. We compete with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. We currently have a rating from A.M. Best of "A-" (Excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.
Today, our primary competitors in the E&S sector include Alleghany Corporation, Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., Markel Corporation, Navigators Group Inc., RLI Corp. and W. R. Berkley Corporation.
Regulation
Insurance regulation
We are regulated by insurance regulatory authorities in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter, and in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the "FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. See "—Federal and state legislative and regulatory changes" below.
Among the various legislative changes that state legislatures have considered, commercial lines deregulation initiatives have been adopted in many states. In some states, the deregulation of commercial lines generally enables admitted insurers to underwrite certain commercial P&C risks without the necessity of obtaining prior approval for rates and forms, although the content of policy forms is still regulated. In other states, the terms and conditions of commercial insurance policy forms have been deregulated. The deregulation of commercial lines may permit risks that would not otherwise be considered attractive by standard market carriers to be underwritten by such carriers using forms and rates that are attractive to them. In such states, competition in the E&S markets could increase.
Required licensing
Kinsale Insurance is organized and domiciled in the state of Arkansas and is authorized (licensed) in the State of Arkansas to transact certain lines of P&C insurance. This license is in good standing, and, pursuant to applicable Arkansas laws and regulations, will continue in force unless otherwise suspended, revoked or otherwise terminated, subject to certain conditions, including the payment by Kinsale Insurance of annual continuation fees and the filing of an annual registration statement with the Arkansas Insurance Department.
Kinsale Insurance currently operates on a surplus lines basis in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. While Kinsale Insurance does not have to apply for and maintain a license in those states (with the exception of Arkansas, its domiciliary state), it is subject to maintaining suitability standards or approval under each particular state’s surplus lines laws to be included as an eligible surplus lines carrier (as discussed below, the Dodd-Frank Act has brought uniformity to these standards (see "—Federal and state legislative and regulatory changes")). In states in which it operates on a surplus line basis, Kinsale Insurance has freedom of rate and form on the majority of its business. This means that Kinsale Insurance can implement a change in policy form, underwriting guidelines, or rates for a product on an immediate basis without regulatory approval.
All insurance is written through licensed agents and brokers. In states in which we operate on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us.
Insurance holding company regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Arkansas, the state in which Kinsale Insurance is organized and domiciled. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.
Changes of control
Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, which include the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.
As Kinsale Insurance is domiciled in Arkansas, the insurance laws and regulations of that state would be applicable to any proposed acquisition of control of Kinsale Insurance. Under applicable Arkansas insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Arkansas insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an Arkansas-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Kinsale Insurance and would trigger the applicable change of control filing requirements under Arkansas insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Arkansas Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.
Restrictions on paying dividends
We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our insurance subsidiary. State insurance laws restrict the ability of our insurance subsidiary to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on an insurer’s business. The maximum amount of dividends Kinsale Insurance can pay us during 2017 without regulatory approval is $22.7 million. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
Investment regulation
Kinsale Insurance is subject to state laws which require diversification of our investment portfolios and limits on the amount of our investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.
Restrictions on cancellation, non-renewal or withdrawal
Many states have laws and regulations that limit the ability of an insurance company licensed by that state to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption. Some state statutes may explicitly or by interpretation apply these restrictions to insurers operating on a surplus lines basis.

Licensing of our employees and adjustors
In certain states in which we operate, insurance claims adjusters are also required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and employees of the Company and are not required to be licensed agents. As of December 31, 2016, 15 of our employees were required to maintain and did maintain requisite licenses for these activities in most states in which we conduct business.
Enterprise risk and other new developments
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the "Model Holding Company Act") and its Insurance Holding Company System Model Regulation (the "Model Holding Company Regulation"). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address "enterprise" risk - the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction.
Some form of the 2010 amendments to the Model Holding Company Act has been adopted in all states, including Arkansas. In April 2015, Arkansas adopted the principal components of the amended Model Holding Company Act. Under the Arkansas amendments, the ultimate controlling person of insurers subject to registration is required to file an annual enterprise risk report with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC.
In December 2014, the NAIC adopted additional revisions to the Model Holding Company Act, updating the model to clarify the group-wide supervisor for a defined class of internationally active insurance groups. The revisions also outline the process for determining the lead state for domestic insurance groups, outline the activities the commissioner may engage in as group-wide supervisor and extend confidentiality protections to cover information received in the course of group-wide supervision. The 2014 revisions to the Model Holding Company Act have been adopted in Arkansas.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Effective July 2015, Arkansas adopted its version of the ORSA Model Act.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures.  Notably, the NAIC has begun, over the past year, to draft a new Insurance Data Security Model Law, the drafting process for which is still ongoing.

Federal and state legislative and regulatory changes
From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. As discussed above, the NAIC has undertaken a solvency modernization initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The 2010 and 2014 revisions to the Model Holding Company Act (discussed above), as well as the ORSA Model Act, are a result of these efforts.
The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act. Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government’s regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the reinsurance and surplus lines sectors.
Under reinsurance credit rules established under the Dodd-Frank Act, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: (1) the ceding insurer’s domestic state is NAIC-accredited or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and (2) the ceding insurer’s domestic state recognizes credit for reinsurance for its ceded risk.
The Dodd-Frank Act also incorporates the Nonadmitted and Reinsurance Reform Act of 2010 ("NRRA"), which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.
The Dodd-Frank Act also established the FIO in the U.S. Department of the Treasury and vested the FIO with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (the "IAIS"). In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company.
In limited circumstances, the FIO can declare a state insurance law or regulation "preempted," but this can be done only after extensive consultation with state insurance regulators, the Office of the U.S. Trade Representative and key insurance industry players (in trade associations representing insurers and intermediaries). Additionally, the FIO must publish a notice regarding the basis for the preemption in the Federal Register, allowing a reasonable opportunity for comments. The FIO cannot preempt state antitrust laws governing rate making, underwriting, sales practices or coverage requirements. No later than September 30th of each year, the FIO must submit an annual report to Congress explaining any use of the preemption authority during the prior year.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.

On December 12, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the "Modernization Report"). The Modernization Report concludes that the federal government should continue its involvement in insurance regulation, emphasizing the need for improved uniformity and efficiency in the U.S. insurance regulatory system, but that the current "hybrid" state and federal regulatory system should remain in place. The Modernization Report also recommends certain steps that should be taken to modernize and improve the U.S. insurance regulatory system through a combination of actions to be taken by the state and federal governments. Many of the recommendations in the Modernization Report are subject to NAIC initiatives. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. Whether many of the recommendations will be implemented, altered considerably, or delayed for an extended period is still uncertain. In its 2016 Annual Report on the Insurance Industry released on September 30, 2016, the FIO continued to highlight perceived shortcomings in the state-based insurance regulatory system, advocate for improved uniformity across a number of insurance regulatory issues and recommend increased federal involvement in certain areas of insurance regulation.
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a "covered agreement" with the European Union. After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the covered agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. Significantly for state insurance regulation, the covered agreement contemplates that in the U.S. it will be implemented by the states by incorporating its standards into state law, with the FIO authorized to preempt offending state law if the law of a particular state is not amended to incorporate such standards and disadvantages a European Union insurer.
With respect to reinsurance, under the covered agreement, both the U.S. and the European Union agreed that  their supervisory authorities will not impose reinsurance collateral requirements or "local presence" requirements on a reinsurer domiciled in (or with a head office in) the other’s territory that are less favorable than collateral or local presence requirements applied to a domestic reinsurer. However, the collateral or local presence provisions apply only if the insurer or reinsurer satisfies certain conditions and standards, including among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. As discussed above, if implemented, the covered agreement could preempt the credit for reinsurance laws in jurisdictions that have not amended their credit for reinsurance laws to allow reduced collateral requirements for certified reinsurers.
As for group supervision, the covered agreement seeks to clarify that U.S. and EU insurers operating in a jurisdiction that is a party to the covered agreement will be subject to worldwide prudential insurance group oversight only by the supervisors in their home jurisdiction.
It is unclear whether the U.S. Congress or the Trump administration will support the covered agreement (although Congress does not have the ability to veto the covered agreement, it retains the authority to enact legislation that could block the covered agreement from taking effect). In addition, the European Council and the European Parliament must each adopt decisions approving the covered agreement before it can become effective.
Trade practices
The manner in which insurance companies and insurance agents and brokers conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising, unfair discrimination, rebating and false statements. We set business conduct policies and provide training to make our employee-agents and other sales personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
Unfair claims practices
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice.

Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies and conduct training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
Credit for reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. The NRRA contained in the Dodd-Frank Act provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of written premiums which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.
Periodic financial and market conduct examinations
The insurance regulatory authority in the State of Arkansas, our insurance subsidiary’s state of domicile, conducts on-site visits and examinations of the affairs of our insurance subsidiary, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and in that connection to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.
Risk-based capital
Risk-based capital ("RBC") laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use RBC to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level.
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2016, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
IRIS ratios
The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
Ratings
A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates our insurance subsidiary. Our insurance subsidiary, Kinsale Insurance, has a rating of "A-" (Excellent) from A.M. Best. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A-" (Excellent) is the fourth highest rating. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company's securities.
Employees
As of February 28, 2016, we had 145 employees, all of whom were employed by Kinsale Insurance through arrangements with Kinsale Management, Inc. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kinsalecapitalgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at Kinsale Capital Group, Inc., 2221 Edward Holland Drive, Suite 600, Richmond, VA 23230. The information on our website is not a part of this Annual Report.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. There may be additional risks and uncertainties of which we currently are unaware or currently believe to be immaterial. The occurrence of any of these risks could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Risks Related to Our Business and Our Industry
Our loss reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As part of the reserving process, we review historical data and consider the impact of such factors as:

•	claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims cost;

•	claims development patterns by line of business and by "claims made" versus "occurrence" policies;

•	legislative activity;

•	social and economic patterns; and

•	litigation, judicial and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our resources:

•
When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 79.2% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2016.

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

•
Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase. See also "—Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability."

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
For further discussion of our reserve experience, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves for Unpaid Losses and Loss Adjustment Expenses."
Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates, including PMLs. A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
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
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used by us to estimate our PMLs. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of a given natural catastrophe event; the increase in claim costs resulting from limited supply of labor and materials needed for repairs following a catastrophe event (demand surge); the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g. the precise path and wind speed of a hurricane);

•	The models may not accurately reflect the true frequency of events;

•	The models may not accurately reflect a risk's vulnerability or susceptibility to damage for a given event characteristic;

•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and

•
The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.

Our PMLs are reviewed by management after the assessment of outputs from multiple third party vendor models and other qualitative and quantitative assessments, including exposures not typically modeled in vendor models. Our methodology for estimating PMLs may differ from methods used by other companies and external parties given the various assumptions and judgments required to estimate a PML.
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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from "A++" (Superior) to "F" for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of "A-" (Excellent) to our operating subsidiary, Kinsale Insurance. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

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
These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

•	increasing the cost or reducing the availability of reinsurance to us;

•	severely limiting or preventing us from writing new and renewal insurance contracts; or

•	giving our lenders the right to accelerate or call on our debt.
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
We distribute the majority of our products through a select group of brokers. Of our 2016 gross written premiums, 41.2%, or $77.6 million, were distributed through five of our approximately 145 brokers, two of which accounting for 21.6%, or $40.7 million, of our 2016 gross written premiums.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. Three examples of unanticipated risks that have adversely affected the insurance industry are:

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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a high-quality, diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and equity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk." In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity invested assets totaled $18.4 million as of December 31, 2016.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC and the Arkansas State Insurance Department.
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
Although an individual insurance company's financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases. We cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.
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
The NAIC has adopted a system to test the adequacy of statutory capital of insurance companies, known as "risk-based capital." This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business. See also "Regulation — Required licensing."
Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2017 without regulatory approval is $22.7 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors. See "Dividend Policy."
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
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions are with respect to risks that we cannot exclude in policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at rates higher than the underlying risk. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also "Business — Reinsurance."
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
In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See "Business — Competition." In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers; and

•
Changing practices caused by the internet, including shifts in the way in which E&S insurance is purchased. We currently depend largely on the wholesale distribution model. If the wholesale distribution model were to be significantly altered by changes in the way E&S insurance were marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.

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
The Moelis Funds exert significant influence over us and our corporate decisions.
The Moelis Funds continue to own, in the aggregate, approximately 20.5% of our outstanding common stock. So long as the Moelis Funds own a significant amount of our outstanding common stock, the Moelis Funds may exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, the Moelis Funds may exert significant influence over the vote in any election of directors and any amendment of our charter. The Moelis Funds may act in a manner that advances their best interests and not necessarily those of other stockholders by, among other things:

•	delaying, preventing or deterring a change in control of us;

•	entrenching our management or our Board of Directors; or

•	influencing us to enter into transactions or agreements that are not in the best interests of all stockholders.
We are party to a director nomination agreement that grants the Moelis Funds the right to nominate individuals to our Board of Directors provided certain ownership requirements are met.
The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.
We may be unable to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the year ended December 31, 2017, provide a management report on our internal control over financial reporting, to which our independent registered public accounting firm must attest to the extent we are no longer an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act").
If we are unable to comply fully with the requirements of Section 404 in a timely manner, including if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required or identifies any material weakness in such internal control, investors may lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline. In addition, we may become subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ.
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
The Dodd-Frank Act also established the FIO and vested the FIO with the authority to monitor all aspects of the insurance sector, including to monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company. In December 2013, the FIO issued a report on alternatives to modernize and improve the system of insurance regulation in the United States (the "Modernization Report"), including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Modernization Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
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
In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible stockholders' equity over the long term. In addition, our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
We are subject to reinsurance counterparty credit risk.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2016, we had $92.4 million of aggregate reinsurance balances on paid and unpaid losses, ceded unearned premiums and other reinsurance receivables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by this offering are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.
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
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" or elsewhere in this Annual Report on Form 10-K.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices and insurance operations are located in Richmond, Virginia, which occupy approximately 34,000 square feet of office space for annual rent and rent-related operating expenses of approximately $0.6 million. The lease for this space expires in 2020.
We do not own any real property. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings
We are subject to legal proceedings in the normal course of operating our insurance business. We are not involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock
Our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. As of February 28, 2017, we had 114 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ:

2016 Period	High	Low

Third Quarter 2016 (from July 28, 2016)	$22.65	$18.00
Fourth Quarter 2016	$34.91	$20.81
Dividend Policy
On August 30, 2016, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend was paid on September 30, 2016 to all stockholders of record on September 15, 2016.
On November 8, 2016, the Company's Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend was paid on December 15, 2016 to all stockholders of record on December 1, 2016.
On February 1, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend is payable on March 15, 2017 to all stockholders of record on February 15, 2017.
The declaration, payment and amount of future dividends will be subject to the discretion of our Board of Directors. Our Board of Directors will give consideration to various risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K when determining whether to declare and pay dividends, as well as the amount thereof. Our Board of Directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends on our financial strength ratings and (6) any other factors that our Board of Directors deem relevant.
Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our subsidiaries. The ability of our insurance subsidiary to pay dividends to us is subject to limits under insurance laws of the state in which our insurance subsidiary is domiciled. See "Risk Factors – Risks Related to Our Business and Our Industry – Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends and service our debt obligations depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and "Regulation."

Recent Sales of Unregistered Securities
Since January 1, 2013, we have granted our directors, officers and employees an aggregate of 80,000 restricted shares of Class B Common Stock without cash consideration pursuant to the Kinsale Capital Group, Inc. 2010 Stock Incentive Plan. These grants were made pursuant to written compensatory plans or arrangements with our directors, officers and employees in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All outstanding shares of our Class A Common Stock and Class B Common Stock were reclassified into a single class of common stock in connection with our IPO on July 28, 2016. In connection with the reclassification, all unvested shares of Class B Common Stock were immediately vested.
In addition, since January 1, 2013, our directors have purchased an aggregate of 17,825 shares of Class A Common Stock for cash. We believe that these purchases were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.
There were no underwriters employed in connection with any of the transactions set forth above.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the NASDAQ Composite Index and (3) the cumulative total returns to the NASDAQ Insurance Index, for the period from July 28, 2016 (the date our common stock began trading on NASDAQ) through December 31, 2016.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	July 28, 2016	December 31, 2016

Kinsale Capital Group, Inc.	$100.00	$186.12
NASDAQ Composite Index	$100.00	$105.01
NASDAQ Insurance Index	$100.00	$114.29

Item 6. Selected Consolidated Financial and Other Data
The following tables present our selected consolidated financial and other data, at the dates and for the periods indicated. The selected consolidated financial and other data set forth below as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements for those years.
These historical results are not necessarily indicative of the results that may be expected for any future period. The following information is only a summary and should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013
	($ in thousands, except for per share data)
Revenues:
Gross written premiums	$188,478	$177,009	$158,523	$125,267
Ceded written premiums	(21,214)	(92,991)	(97,012)	(80,870)
Net written premiums	$167,264	$84,018	$61,511	$44,397

Net earned premiums	$133,816	$74,322	$58,996	$45,122
Net investment income	7,487	5,643	4,070	3,344
Net investment gains	176	59	201	8
Other income	136	572	409	10
Total revenues	141,615	80,596	63,676	48,484

Expenses:
Losses and loss adjustment expenses	70,961	42,238	41,108	28,890
Underwriting, acquisition and insurance expenses	28,551	2,809	1,451	6,894
Other expenses	2,567	1,992	1,644	597
Total expenses	102,079	47,039	44,203	36,381
Income before income taxes	39,536	33,557	19,473	12,103
Income tax expense (benefit)	13,369	11,284	6,500	(164)
Net income	$26,167	$22,273	$12,973	$12,267
Underwriting income (1)	$34,304	$29,275	$16,437	$9,338

Per common share data:
Basic earnings per share:
Common stock	$0.57	$—	$—	$—
Class A common stock	0.98	1.53	0.94	0.89
Class B common stock	0.48	0.84	—	—
Diluted earnings per share:
Common stock	$0.56	$—	$—	$—
Class A common stock	0.98	1.53	0.94	0.89
Class B common stock	0.46	0.81	—	—
Cash dividends declared	0.10	—	—	—

	At December 31,
	2016	2015	2014
	($ in thousands)
Balance sheet data:
Cash and invested assets	$480,349	$368,685	$292,285
Premiums receivable, net	16,984	15,550	14,226
Reinsurance recoverables	70,317	95,670	70,348
Ceded unearned premiums	13,512	39,329	42,565
Intangible assets	3,538	3,538	3,538
Total assets	614,389	545,278	437,604

Reserves for unpaid losses and loss adjustment expenses	264,801	219,629	162,210
Unearned premiums	89,344	81,713	75,253
Funds held for reinsurers	36,497	87,206	63,932
Note payable	—	29,603	27,484
Total liabilities	404,175	431,827	345,018
Total stockholders' equity	210,214	113,451	92,586

Other data:
Tangible stockholders' equity (2)	$207,914	$111,151	$90,286
Debt to total capitalization ratio (3)	—%	20.8%	23.1%
Statutory capital and surplus (4)	$193,387	$127,675	$104,101

	Year Ended December 31,
	2016	2015	2014	2013
Underwriting and other ratios:
Loss ratio (5)	53.0%	56.8%	69.7%	64.0%
Expense ratio (6)	21.3%	3.8%	2.4%	15.3%
Combined ratio (7)	74.3%	60.6%	72.1%	79.3%

Adjusted loss ratio (8)	50.0%	51.5%	59.4%	58.5%
Adjusted expense ratio (8)	26.8%	26.0%	24.7%	26.9%
Adjusted combined ratio (8)	76.8%	77.5%	84.1%	85.4%

Return on equity (9)	16.2%	21.6%	15.3%	17.0%

(1)
Underwriting income is a non-GAAP financial measure. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.

(2)
Tangible stockholders’ equity is a non-GAAP financial measure. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Condition" for a reconciliation of stockholders’ equity to tangible stockholders’ equity.

(3)
The ratio, expressed as a percentage, of total indebtedness for borrowed money, including capitalized lease obligations, to the sum of total indebtedness for borrowed money, including capitalized lease obligations, and stockholders’ equity.

(4)	For our insurance subsidiary, the excess of assets over liabilities as determined in accordance with statutory accounting principles as determined by the NAIC.

(5)	The loss ratio is the ratio, expressed as a percentage, of losses and loss adjustment expenses to net earned premiums, net of the effects of reinsurance.

(6)	The expense ratio is the ratio, expressed as a percentage, of underwriting, acquisition and insurance expenses to net earned premiums.

(7)
The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

(8)
The adjusted loss ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS."

(9)	Return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" that could cause actual results to differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the E&S market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team, who have an average of 20 years of experience in the E&S market. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2016, the percentage breakdown of our gross written premiums was 93.7% casualty and 6.3% property. Our commercial lines offerings include construction, small business, excess casualty, energy, general casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, management liability, environmental, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.4% of our gross written premiums in 2016.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. We have built a company that is entrepreneurial and highly efficient, using our proprietary technology platform and leveraging the expertise of our highly experienced employees in our daily operations. We believe our systems and technology are at the digital forefront of the insurance industry, allowing us to quickly collect and analyze data, thereby improving our ability to manage our business and reducing response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims management.
Factors Affecting Our Results of Operations
The MLQS
Historically, a significant amount of our business had been reinsured through our MLQS with third-party reinsurers. This agreement allowed us to cede a portion of the risk related to certain lines of business that we underwrite in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS was subject to annual renewal; however, we retained the rights to adjust the amount of business we ceded on a quarterly basis in accordance with the terms of the MLQS. We continually monitored the ceding percentage under the MLQS and adjusted this percentage based on our projected direct written premiums. We adjusted the ceding percentage under the MLQS for future periods depending on future business conditions in our industry. Generally, we increased the ceding percentage when gross written premiums were growing more strongly relative to the growth rate of Kinsale Insurance’s capital position, and decreased the ceding percentage when Kinsale Insurance’s capital position was growing more strongly relative to the growth rate of gross written premiums. In periods of high premium rates and shortages of underwriting capacity (known as a hard market), the

E&S market may grow significantly more rapidly than the standard insurance market as business may shift from the standard market to the E&S market dramatically. The counterparties under our MLQS for calendar year 2016 were: Tokio Millennium Re AG (40.0%), Munich Reinsurance America, Inc. (32.5%), Everest Reinsurance Co. (20.0%) and Berkley Insurance Co. (7.5%).
We entered into the MLQS in the middle of 2012. Effective January 1, 2013, the MLQS had a ceding percentage of 45% and a provisional ceding commission rate of 35%. On January 1, 2014, we increased the ceding percentage under the MLQS from 45% to 50% and the provisional ceding commission rate from 35% to 40%. Effective December 31, 2014, 45% of the contract covering the period July 1, 2012 to December 31, 2013 (the "2012 MLQS") was commuted, and the remaining 55% of this contract was commuted effective January 1, 2015. Effective January 1, 2015, the ceding percentage under the MLQS was 50% and the provisional ceding commission rate was 41%. The ceding percentage remained at 50% until October 1, 2015, at which time we decreased the percentage to 40%, while the provisional ceding commission rate remained at 41%. A lower ceding percentage generally results in higher net earned premiums and a reduction in ceding commissions in future periods.
Effective January 1, 2016, we further reduced the ceding percentage from 40% to 15% while maintaining the provisional ceding commission rate at 41%, and we commuted the MLQS covering the 2014 calendar year. We reduced the ceding percentage due to Kinsale Insurance’s capital position growing more strongly as a result of the profitability of the business relative to the growth rate of gross written premiums. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the MLQS contract on October 1, 2016, which covered the period January 1, 2016 through September 30, 2016. Effective January 1, 2017, the remaining MLQS was commuted covering the 2015 calendar year, and there are no remaining MLQS contracts outstanding.
The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$188,478	$—	$188,478	$177,009	$—	$177,009	$158,523	$—	$158,523
Ceded written premiums	(21,214)	10,269	(31,483)	(92,991)	(63,991)	(29,000)	(97,012)	(68,755)	(28,257)
Net written premiums	$167,264	$10,269	$156,995	$84,018	$(63,991)	$148,009	$61,511	$(68,755)	$130,266
Net retention (1)	88.7%		83.3%	47.5%		83.6%	38.8%		82.2%

Net earned premiums	$133,816	$(16,996)	$150,812	$74,322	$(67,950)	$142,272	$58,996	$(60,838)	$119,834
Losses and loss adjustment expenses	(70,961)	4,380	(75,341)	(42,238)	30,978	(73,216)	(41,108)	30,093	(71,201)
Underwriting, acquisition and insurance expenses	(28,551)	11,936	(40,487)	(2,809)	34,254	(37,063)	(1,451)	28,160	(29,611)
Underwriting income (2)	$34,304	$(680)	$34,984	$29,275	$(2,718)	$31,993	$16,437	$(2,585)	$19,022

Loss ratio	53.0%	25.8%	—	56.8%	45.6%	—	69.7%	49.5%	—
Expense ratio	21.3%	70.2%	—	3.8%	50.4%	—	2.4%	46.3%	—
Combined ratio	74.3%	96.0%	—	60.6%	96.0%	—	72.1%	95.8%	—

Adjusted loss ratio (3)	—	—	50.0%	—	—	51.5%	—	—	59.4%
Adjusted expense ratio (3)	—	—	26.8%	—	—	26.0%	—	—	24.7%
Adjusted combined ratio (3)	—	—	76.8%	—	—	77.5%	—	—	84.1%

(1) The ratio of net written premiums to gross written premiums.
(2) Underwriting income is a non-GAAP financial measure. See "— Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
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
Our results of operations may be difficult to compare from year to year as we made periodic adjustments to the amount of business we ceded under the terms of the MLQS, may have changed the negotiated terms of the MLQS upon renewal, and may have increased or decreased the ceding commission under the MLQS based on the loss experience of the business ceded. In light of the impact of the MLQS on our results of operations, we internally evaluated our financial performance both including and excluding the effects of the MLQS.
Components of our results of operations
Gross written premiums
Gross written premiums are the amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

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
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels. Since we reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, and subsequently terminated and commuted the MLQS effective October 1, 2016, we anticipate that our ceded written premiums will decline significantly relative to our gross written premiums in future periods.
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, but also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.

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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees. As we have reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, and subsequently terminated and commuted the MLQS effective October 1, 2016, we expect to receive lower ceding commissions and therefore anticipate that our underwriting, acquisition and insurance expenses will increase significantly in future periods.
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Kinsale Insurance is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
Key metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net investment gains and losses, and other income and expenses. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
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
Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Our overall financial goal is to produce a return on equity in the mid-teens over the long-term.

Results of Operations
Year ended December 31, 2016 compared to year ended December 31, 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	Change

Gross written premiums	$188,478	$177,009	$11,469
Ceded written premiums	(21,214)	(92,991)	71,777
Net written premiums	$167,264	$84,018	$83,246

Net earned premiums	$133,816	$74,322	$59,494
Losses and loss adjustment expenses	70,961	42,238	28,723
Underwriting, acquisition and insurance expenses	28,551	2,809	25,742
Underwriting income (1)	34,304	29,275	5,029
Other expenses, net	(2,431)	(1,420)	(1,011)
Net investment income	7,487	5,643	1,844
Net investment gains	176	59	117
Income before taxes	39,536	33,557	5,979
Income tax expense	13,369	11,284	2,085
Net income	$26,167	$22,273	$3,894

Return on equity	16.2%	21.6%

Loss ratio	53.0%	56.8%
Expense ratio	21.3%	3.8%
Combined ratio	74.3%	60.6%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Our net income was $26.2 million for the year ended December 31, 2016 compared to $22.3 million for the year ended December 31, 2015, an increase of $3.9 million, or 17.5%. Our underwriting income increased by $5.0 million, or 17.2%, to $34.3 million for the year ended December 31, 2016 compared to $29.3 million for the year ended December 31, 2015. The increase in our underwriting income reflected an increase in number of policies written and higher favorable prior year loss development during 2016 compared to 2015.
Underwriting income excluding the effects of the MLQS, was $35.0 million for the year ended December 31, 2016 compared to $32.0 million for the year ended December 31, 2015, an increase of $3.0 million, or 9.3%. The corresponding adjusted combined ratio was 76.8% for the year ended December 31, 2016 compared to 77.5% for the year ended December 31, 2015. The decrease in the adjusted combined ratio was attributable to improvement in the adjusted loss ratio of 50.0% in 2016 compared to 51.5% in 2015, primarily from favorable prior year loss development. The adjusted expense ratio was 26.8% in 2016 compared to 26.0% in 2015, which reflected higher employee compensation and public company costs for 2016 compared to 2015.

Premiums
Gross written premiums were $188.5 million for the year ended December 31, 2016 compared to $177.0 million for the year ended December 31, 2015, an increase of $11.5 million, or 6.5%. Premium growth in 2016 was due to an increase in the number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us was $8,849 in 2016 compared to $10,424 in 2015. The changes in gross written premiums were most notable in the following lines of business:

•	Small business, which represented approximately 14.5% of our gross written premiums in 2016, increased by $5.9 million, or 27.3%, for the year ended December 31, 2016 over the prior year;

•	Construction, which represented approximately 22.4% of our gross written premiums in 2016, increased by $5.3 million, or 14.4%, for the year ended December 31, 2016 over the prior year, and

•	General casualty, which represented approximately 8.6% of our gross written premiums in 2016, decreased by $4.3 million, or 21.2%, for the year ended December 31, 2016 over the prior year.
Net written premiums increased by $83.2 million, or 99.1%, to $167.3 million for the year ended December 31, 2016 from $84.0 million for the year ended December 31, 2015. This increase in net written premiums was primarily due to higher retention resulting from changes in the ceding percentages under the MLQS and higher gross written premiums in 2016. Effective January 1, 2016, the ceding percentage was 15%. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016, which resulted in a net retention ratio of 88.7% for the year ending December 31, 2016. Effective January 1, 2015, the ceding percentage on the MLQS was 50%. On October 1, 2015, we decreased the ceding percentage on the MLQS to 40%, which resulted in a net retention ratio of 47.5% for the year ending December 31, 2015. Excluding the effects of the MLQS, our net retention ratio was 83.3% for the year ended December 31, 2016 compared to 83.6% for the year ended December 31, 2015.
Net earned premiums increased by $59.5 million, or 80.0%, to $133.8 million for the year ended December 31, 2016 from $74.3 million for the year ended December 31, 2015 due to changes in the ceding percentages under the MLQS and higher written premiums in 2016 compared to 2015. Excluding the effects of the MLQS, net earned premiums increased by $8.5 million, or 6.0%, to $150.8 million for the year ended December 31, 2016 from $142.3 million for the year ended December 31, 2015.
Loss ratio
Our loss ratio was 53.0% for the year ended December 31, 2016 compared to 56.8% for the year ended December 31, 2015. Our adjusted loss ratio was 50.0% for the year ended December 31, 2016 compared to 51.5% for the year ended December 31, 2015. The decrease in the loss ratio for 2016 was primarily due to the higher favorable development across most of the statutory lines of business for the 2015 and 2014 accident years .

The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$83,675	62.5%	$51,434	69.2%
Effect of prior year development	(12,714)	(9.5)	(9,196)	(12.4)
	$70,961	53.0%	$42,238	56.8%

	Year Ended December 31,
	2016		2015
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Adjusted loss ratio:
Current accident year	$93,014	61.7%	$88,229	62.0%
Effect of prior year development	(17,673)	(11.7)	(15,013)	(10.5)
	$75,341	50.0%	$73,216	51.5%
Expense ratio
Our expense ratio was 21.3% for the year ended December 31, 2016 compared to 3.8% for the year ended December 31, 2015. As a result of the MLQS, our expense ratio for the year ended December 31, 2015 was low due to the ceding commissions earned under the MLQS.
The following table summarizes the effect of the factors indicated above on the expense ratio for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$26,715	20.0%	$25,241	34.0%
Ceding - MLQS	(11,936)	(8.9)%	(34,254)	(46.1)%
Ceding - other	(8,632)	(6.5)%	(7,827)	(10.5)%
Net commissions incurred	6,147	4.6%	(16,840)	(22.6)%
Other underwriting expenses	22,404	16.7%	19,649	26.4%
Underwriting, acquisition, and insurance expenses	$28,551	21.3%	$2,809	3.8%

The increase in the expense ratio in 2016 was due primarily to the change in the ceding percentage under the MLQS for the year ended December 31, 2016 compared to December 31, 2015. Other underwriting expenses were $22.4 million for the year ended December 31, 2016 compared to $19.6 million for the year ended December 31, 2015, an increase of $2.8 million, or 14.0%. This increase was primarily due to higher employee compensation and public company costs for 2016 compared to 2015. Direct commissions paid as a percent of gross written premiums was 14.8% for each of the years ended December 31, 2016 and 2015.
Excluding the effects of the MLQS, the adjusted expense ratio was 26.8% for the year ended December 31, 2016 compared to 26.0% for the year ended December 31, 2015.
Combined ratio
Our combined ratio was 74.3% for the year ended December 31, 2016 compared to 60.6% for the year ended December 31, 2015. Excluding the effects of the MLQS, the adjusted combined ratio was 76.8% for the year ended December 31, 2016 compared to 77.5% for the year ended December 31, 2015.
Investing results
Our net investment income increased by 32.7% to $7.5 million for the year ended December 31, 2016 from $5.6 million for the year ended December 31, 2015, primarily due to the increase in our investment portfolio from proceeds received from the IPO and additional premiums collected in 2016.
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	Change

Interest from fixed-maturity securities	$7,839	$6,023	$1,816
Dividends on equity securities	442	372	70
Other	93	9	84
Gross investment income	8,374	6,404	1,970
Investment expenses	(887)	(761)	(126)
Net investment income	7,487	5,643	1,844
Net capital gains	452	59	393
Other-than-temporary losses	(276)	—	(276)
Net investment gains	176	59	117
Total	$7,663	$5,702	$1,961
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.7 years at December 31, 2016 and 3.2 years at December 31, 2015. Our investment portfolio had a gross return of 2.2% at December 31, 2016, compared to 2.1% at December 31, 2015.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. In connection with that review, we recognized an impairment loss of $0.3 million on our foreign market ETF for the year ended December 31, 2016. The impairment was based on our assessment of the security's prospect of recovery in the near term. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.

Other expenses
Our other expenses increased by $0.6 million to $2.6 million for the year ended December 31, 2016 compared to $2.0 million for the year ended December 31, 2015 and the increase was due to costs related to our IPO and secondary offering.
Income tax expense
Our income tax expense increased by $2.1 million to $13.4 million for the year ended December 31, 2016 compared to $11.3 million for the year ended December 31, 2015. Our effective tax rate for the year ended December 31, 2016 was approximately 33.8% compared to 33.6% for the year ended December 31, 2015. Our effective tax rate differed from the statutory tax rate in 2016 and 2015 primarily as a result favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our return on equity was 16.2% for the year ended December 31, 2016 compared to 21.6% for the year ended December 31, 2015 and reflects the increase in our stockholders' equity from the net proceeds received from the IPO during 2016.
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
($ in thousands)	2015	2014	Change

Gross written premiums	$177,009	$158,523	$18,486
Ceded written premiums	(92,991)	(97,012)	4,021
Net written premiums	$84,018	$61,511	$22,507

Net earned premiums	$74,322	$58,996	$15,326
Losses and loss adjustment expenses	42,238	41,108	1,130
Underwriting, acquisition, and insurance expenses	2,809	1,451	1,358
Underwriting income (1)	29,275	16,437	12,838
Other expenses, net	(1,420)	(1,235)	(185)
Net investment income	5,643	4,070	1,573
Net investment gains	59	201	(142)
Income before taxes	33,557	19,473	14,084
Income tax expense	11,284	6,500	4,784
Net income	$22,273	$12,973	$9,300

Return on equity	21.6%	15.3%

Loss ratio	56.8%	69.7%
Expense ratio	3.8%	2.4%
Combined ratio	60.6%	72.1%

(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Our net income was $22.3 million for the year ended December 31, 2015 compared to $13.0 million for the year ended December 31, 2014, an increase of $9.3 million, or 71.7%. Our underwriting income increased by $12.8 million, or 78.1%, to $29.3 million for the year ended December 31, 2015 compared to $16.4 million for the year ended December 31, 2014. The increase in our underwriting income in the period was primarily the result of higher premium volume in 2015 combined with an improvement in the loss ratio to 56.8% for the year ended December 31, 2015 from 69.7% for the year ended December 31, 2014.
Effective January 1, 2014, we increased the ceding percentage on the MLQS from 45% to 50%, which resulted in a net retention ratio for the year ended December 31, 2014 of 38.8%, and the provisional ceding commission rate from 35% to 40%. Effective October 1, 2015, we decreased the ceding percentage on the MLQS to 40%, which resulted in a net retention ratio for the year ended December 31, 2015 of 47.5%, while the ceding commission rate increased slightly to 41%. Excluding the effects of the MLQS, our net retention ratio was 83.6% for the year ended December 31, 2015 compared to 82.2% for the year ended December 31, 2014.
In addition, excluding the effects of the MLQS, our underwriting income was $32.0 million for the year ended December 31, 2015 compared to $19.0 million for the year ended December 31, 2014, an increase of $13.0 million, or 68.2%. The corresponding adjusted combined ratio was 77.5% for the year ended December 31, 2015 compared to 84.1% for the year ended December 31, 2014. The adjusted combined ratio reflected a 7.9 point decrease in the adjusted loss ratio in 2015 offset in part by a slight increase in the adjusted expense ratio of 1.3 points.
Premiums
Our gross written premiums were $177.0 million for the year ended December 31, 2015 compared to $158.5 million for the year ended December 31, 2014, an increase of $18.5 million, or 11.7%. Premium growth in 2015 was due to an increase in the number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us in 2015 was $10,424 compared to $11,020 in 2014. The increase in gross written premiums was most notable in the following lines of business:

•	Construction, which represented approximately 20.9% of our gross written premiums in 2015, increased by $5.2 million (or 16.6%) for the year ended December 31, 2015 over the prior year;

•	Small business, which represented approximately 12.1% of our gross written premiums in 2015, increased by $7.0 million (or 48.4%) for the year ended December 31, 2015 over the prior year.

•	Energy, which represented 10.7% of our gross written premiums in 2015, increased by $1.6 million (or 9.4%) for the year ended December 31, 2015 over the prior year; and

•	Life sciences, which represented approximately 6.7% of our gross written premiums in 2015, increased by $1.5 million (or 14.1%) for the year ended December 31, 2015 over the prior year.
Net written premiums increased by $22.5 million, or 36.6%, to $84.0 million for the year ended December 31, 2015 from $61.5 million for the year ended December 31, 2014. This increase in net written premiums was primarily due to the higher gross written premiums in 2015 and increased retention. Net retention was 47.5% for the year ended December 31, 2015 compared to 38.8% for the year ended December 31, 2014. Effective October 1, 2015, we decreased the ceding percentage on the MLQS from 50% to 40%, which increased the net retention relative to gross written premiums.
Net earned premiums increased by $15.3 million, or 26.0%, to $74.3 million for the year ended December 31, 2015 from $59.0 million for the year ended December 31, 2014 due to higher net written premiums in 2015 compared to

2014. Excluding the effects of the MLQS, net earned premiums increased by $22.4 million, or 18.7%, to $142.3 million for the year ended December 31, 2015 from $119.8 million for the year ended December 31, 2014.
Loss ratio
Our loss ratio was 56.8% for the year ended December 31, 2015 compared to 69.7% for the year ended December 31, 2014, or a decrease of 12.9 points. This decrease in the loss ratio for 2015 was due primarily to the favorable development of prior accident years, particularly on our general casualty line of business.
The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$51,434	69.2%	$42,620	72.2%
Effect of prior year development	(9,196)	(12.4)	(1,512)	(2.5)
	$42,238	56.8%	$41,108	69.7%

	Year Ended December 31,
	2015		2014
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Adjusted loss ratio:
Current accident year	$88,229	62.0%	$75,288	62.8%
Effect of prior year development	(15,013)	(10.5)	(4,087)	(3.4)
	$73,216	51.5%	$71,201	59.4%
Expense ratio
Our expense ratio was 3.8% for the year ended December 31, 2015 compared to 2.4% for the year ended December 31, 2014. As a result of the MLQS, our expense ratio in these periods was unusually low from ceding commissions we received under the MLQS and certain other reinsurance contracts.

The following table summarizes the effect of the factors indicated above on the expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$25,241	34.0%	$21,617	36.6%
Ceding - MLQS	(34,254)	(46.1)%	(28,160)	(47.7)%
Ceding - other	(7,827)	(10.5)%	(6,529)	(11.1)%
Net commissions incurred	(16,840)	(22.6)%	(13,072)	(22.2)%
Other underwriting expenses	19,649	26.4%	14,523	24.6%
Underwriting, acquisition, and insurance expenses	$2,809	3.8%	$1,451	2.4%
The increase in the expense ratio of 1.4 points in 2015 was due primarily to higher other underwriting expenses for the year ended December 31, 2015 compared to December 31, 2014. Other underwriting expenses were $19.6 million for the year ended December 31, 2015 compared to $14.5 million for the year ended December 31, 2014, an increase of $5.1 million, or 35.3%. This increase was primarily due to higher compensation costs associated with an increase in our overall number of employees in 2015, as well as increased employee incentive compensation. Direct commissions as a percent of gross written premiums was 14.8% for each of the years ended December 31, 2015 and 2014.
Excluding the effects of the MLQS, the adjusted expense ratio was 26.0% for the year ended December 31, 2015 compared to 24.7% for the year ended December 31, 2014.
Combined ratio
Our combined ratio was 60.6% for the year ended December 31, 2015 compared to 72.1% for the year ended December 31, 2014. Excluding the effects of the MLQS, the adjusted combined ratio was 77.5% for the year ended December 31, 2015 compared to 84.1% in 2014.
Investing results
Our net investment income increased by 38.6% to $5.6 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014, primarily due to the increase in our investment portfolio from additional premiums collected in 2015. We achieved this increase despite the unfavorable interest rate environment.

The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
($ in thousands)	2015	2014	Change

Interest from fixed-maturity securities	$6,023	$4,374	$1,649
Dividends on equity securities	372	307	65
Other	9	16	(7)
Gross investment income	$6,404	4,697	1,707
Investment expenses	(761)	(627)	(134)
Net investment income	5,643	4,070	1,573
Net capital gains	59	323	(264)
Other-than temporary losses	—	(122)	122
Net investment gains	59	201	(142)
Total	$5,702	$4,271	$1,431
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.2 years at December 31, 2015 and December 31, 2014. Our investment portfolio had a gross investment return of 2.1% at December 31, 2015 compared to 2.1% at December 31, 2014.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. In connection with that review, we recognized an impairment loss of $0.1 million on a municipal bond issued by the Commonwealth of Puerto Rico for the year ended December 31, 2014. The impairment was based on management's assessment of that country's economic conditions and debt burden. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2015 experienced an other-than-temporary impairment.
Other expenses
Our other expenses increased by $0.4 million to $2.0 million for the year ended December 31, 2015 compared to $1.6 million for the year ended December 31, 2014 and were comprised principally of interest expense related to our credit facility of $1.2 million in 2015 and $1.0 million in 2014.
Income tax expense
Our income tax expense increased by $4.8 million to $11.3 million for the year ended December 31, 2015 compared to $6.5 million for the year ended December 31, 2014. Our effective tax rate for the year ended December 31, 2015 was approximately 33.6% compared to 33.4% for the year ended December 31, 2014. Our effective tax rate differed from the statutory tax rate in 2015 and 2014 primarily as a result favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our return on equity for the year ended December 31, 2015 was 21.6% compared to 15.3% for the year ended December 31, 2014 and reflects the improvement in our results of operations driven primarily by our favorable loss experience in 2015.

Liquidity and Capital Resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance, which is domiciled in Arkansas. Accordingly, Kinsale may receive cash through (1) loans from banks, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes and for other business purposes.
We receive corporate service fees from Kinsale Insurance to reimburse us for most of the operating expenses that we incur. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.
We file a consolidated federal income tax return with our subsidiaries, and under our corporate tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2017 without regulatory approval is $22.7 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance has paid no dividends since its inception. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2016, our holding company had $1.9 million in cash and investments, compared to $1.7 million as of December 31, 2015.
Management believes that the Company has sufficient liquidity available both in Kinsale and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.
Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent and taxes. As described under "—Reinsurance" below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Our cash flows for the years ended December 31, 2016, 2015 and 2014 were:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$73,741	$78,702	$80,068
Investing activities	(88,144)	(80,047)	(82,570)
Financing activities	40,611	1,931	10,242
Change in cash and cash equivalents	$26,208	$586	$7,740
We have posted positive operating cash flow in each of the last three years. The fluctuation of cash provided by operating activities in 2016, 2105 and 2014 was due primarily to the timing of premium receipt, claim payments and reinsurance balances. Cash flows from operations in each of the past three years were used to fund investing activities. Net cash used by investing activities increased by $8.1 million in 2016 from 2015 primarily due to higher net purchases of fixed maturity investments of $6.0 million and equity securities of $2.1 million. Net cash used by investing activities decreased by $2.5 million in 2015 over 2014 primarily due to lower purchases of equity securities of $4.9 million and a change in short-term investments of $2.2 million. This was offset in part by higher net purchases of fixed maturity investments of $5.4 million.
Net cash provided by financing activities was $40.6 million for the year ended December 31, 2016, and included proceeds from the IPO of $72.8 million. As a result, we invested $40 million in our insurance subsidiary, Kinsale Insurance, and $30 million was used to paydown our debt facility. For the years ended December 31, 2015 and 2014, cash provided by financing activities included proceeds from the drawdown of our debt facility of $2.0 million and $10.5 million, respectively.
Credit agreement
The Company had a loan and security agreement (the "Credit Agreement") with the PrivateBank and Trust Company ("PrivateBank") with a five-year secured term loan in the amount of $30.0 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate on the term loan accrued daily at a rate equal to the 3-month LIBOR plus a margin, and was payable on the last day of each calendar quarter. The term loan had a maturity of December 4, 2020. Our wholly-owned subsidiaries, Kinsale Management and Aspera, were guarantors of the term loan. The assets of Kinsale Management and the stock of Kinsale Insurance were pledged as collateral to PrivateBank.
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
On December 8, 2016, we made a voluntary prepayment to PrivateBank of $27.7 million, the total amount outstanding under the Credit Agreement. As a result of the prepayment, the Credit Agreement, which would have otherwise terminated in December 2020, was terminated early in accordance with its terms.
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
For the year ended December 31, 2016, property insurance represented 6.3% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We use computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2016, we purchased catastrophe reinsurance coverage of $40 million per event in excess of our $5 million per event retention.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2016, there was no allowance for uncollectible reinsurance. As of December 31, 2016, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2016, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums and other reinsurance receivables less reinsurance payables, from four reinsurers represented 76.8% of the total balance.
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
Contractual obligations and commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2016:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$264,801	$58,098	$91,301	$49,563	$65,839
Operating lease obligations	2,386	665	1,415	306	—
Total	$267,187	$58,763	$92,716	$49,869	$65,839
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses totaled $70.3 million at December 31, 2016 and $95.7 million at December 31, 2015. Effective January 1, 2017, the Company commuted the 2015 MLQS, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million.
Financial condition
Stockholders' equity
At December 31, 2016, total stockholders' equity was $210.2 million and tangible stockholders' equity was $207.9 million, compared to total stockholders' equity of $113.5 million and tangible stockholders' equity of $111.2 million at December 31, 2015. The increase in both total and tangible stockholders' equity was primarily due to the net proceeds we received from our IPO and from net income we earned in the year ended December 31, 2016. At December 31, 2014, our total stockholders' equity was $92.6 million and tangible stockholders' equity was $90.3 million. The increase in both total and tangible stockholders' equity in the year ended December 31, 2015 was primarily due to the net income we earned in the year ended December 31, 2015.
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

Stockholders' equity at December 31, 2016, 2015 and 2014, reconciles to tangible stockholders' equity as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Stockholders' equity	$210,214	$113,451	$92,586
Less: Intangible assets, net of deferred taxes	2,300	2,300	2,300
Tangible stockholders' equity	$207,914	$111,151	$90,286
Amendment of certificate of incorporation and reclassification of common stock
At December 31, 2015, we were authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share, of which 15,000,000 shares were designated as Class A Common Stock and 3,333,333 were designated as Class B Common Stock. On July 28, 2016, in connection with the IPO, we amended and restated our certificate of incorporation to recapitalize our authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.
In addition, the amended and restated certificate of incorporation provided for automatic reclassification of our Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were reclassified into 14,682,671 shares of common stock, which were equal to the sum of:

•
the number of shares of common stock equal to the amount of accrued and unpaid dividends based on a reclassification date of July 28, 2016, or $90.3 million, divided by the IPO price of $16.00 per share, plus

•	the number of shares of common stock equal to a conversion ratio of 0.65485975, calculated based on the IPO price of $16.00 per share.
On July 28, 2016, we had outstanding grants of 1,783,858 restricted shares of Class B Common Stock. At that date, all restricted shares of Class B Common Stock were reclassified into 1,286,036 shares of common stock equal to a conversion ratio of 0.72095061. The conversion ratio was calculated based on the IPO price of $16.00 per share.
All fractional shares resulting from the reclassification of Class A Common Stock and Class B Common Stock into a single class of common stock were settled in cash.
Initial public offering
On August 2, 2016, we completed our IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. We issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriters’ option to purchase additional shares. After underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $72.8 million. We did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The net proceeds from the shares were sold in the IPO are being used to make contributions to the capital of our insurance subsidiary and for other general corporate purposes.
Equity-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27, 2016, the Board of Directors approved, and we granted, 1,036,916 stock options with an exercise price equal to the

IPO price of $16.00 per share. The stock options have a maximum contractual term of 10 years, and will vest in 4 equal annual installments following the date of the grant.
Dividend declaration
On August 30, 2016, our Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend was payable on September 30, 2016 to all stockholders of record on September 15, 2016.
On November 8, 2016, our Board of Directors declared a cash dividend of $0.05 per share of common stock. This dividend is payable on December 15, 2016 to all stockholders of record on December 1, 2016.
On February 1, 2017, the Company's Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend is payable on March 15, 2017 to all stockholders of record on February 15, 2017.
Investment portfolio
Our cash and invested assets consist of fixed maturity securities, cash and cash equivalents, equity securities and short-term investments. At December 31, 2016, $50.8 million represented the cash and cash equivalents portion of our total cash and invested assets of $480.3 million. The majority of the portfolio, or $411.2 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $18.4 million of equity securities classified as available-for-sale. Our fixed maturity securities, including cash equivalents, had a weighted average duration of 3.7 years and an average rating of "AA" at December 31, 2016. Our investment portfolio had a gross return of 2.2% at December 31, 2016, compared to 2.1% at December 31, 2015.
At December 31, 2016, the amortized cost and fair value on available-for-sale securities were as follows:

	December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$12,098	2.8%
Obligations of states, municipalities and political subdivisions	124,728	123,238	28.7%
Corporate and other securities	118,473	118,790	27.6%
Asset-backed securities	73,317	73,294	17.1%
Residential mortgage-backed securities	84,902	83,803	19.5%
Total fixed maturities	413,526	411,223	95.7%

Equity securities:
Exchange traded funds	14,350	18,374	4.3%
Total investments available for sale	$427,876	$429,597	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2016, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	December 31, 2016
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$77,192	18.8%
AA	169,864	41.3%
A	133,587	32.5%
BBB	25,143	6.1%
Below BBB	5,437	1.3%
Total	$411,223	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2016, were as follows:

	December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$54,222	$54,232	13.2%
Due after one year through five years	77,714	77,928	18.9%
Due after five years through ten years	24,881	25,435	6.2%
Due after ten years	98,490	96,531	23.5%
Asset-backed securities	73,317	73,294	17.8%
Residential mortgage-backed securities	84,902	83,803	20.4%
Total fixed maturities	$413,526	$411,223	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $7.0 million at December 31, 2016 compared to $7.2 million at December 31, 2015.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements.

Reconciliation of Non-GAAP Financial Measures
Reconciliation of underwriting income
Underwriting income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income represents the pre-tax profitability of our insurance operations and is derived by subtracting losses and loss adjustment expenses and underwriting, acquisition and insurance expenses from net earned premiums. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the years ended December 31, 2016, 2015 and 2014, reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2016	2015	2014

Net income	$26,167	$22,273	$12,973
Income tax expense	13,369	11,284	6,500
Other expenses	2,567	1,992	1,644
Net investment income	(7,487)	(5,643)	(4,070)
Net investment gains	(176)	(59)	(201)
Other income	(136)	(572)	(409)
Underwriting income	$34,304	$29,275	$16,437

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses are the largest and most complex estimate in our consolidated balance sheet. The reserves for unpaid losses and loss adjustment expenses represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. As a relatively new company, our historical loss experience is limited. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses. Those estimates are based on our historical information, industry information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations.

Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in our consolidated financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2016 were $264.8 million, and of this amount, 81.6% related to IBNR. Our net reserves for losses and loss adjustment expenses at December 31, 2016 were $194.6 million, and of this amount, 81.6% related to IBNR. A 5% change in net IBNR reserves at December 31, 2016 would equate to an $7.9 million change in the reserve for losses and loss adjustment expenses at such date, as well as $5.2 million change in net income, a 2.5% change in stockholders' equity and a 2.5% change in tangible equity, in each case at or for the year ended December 31, 2016.
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2016 and 2015:

	December 31, 2016
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$48,826	18.4%	$35,751	18.4%
IBNR	215,975	81.6	158,851	81.6
Total	$264,801	100.0%	$194,602	100.0%

	December 31, 2015
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$40,950	18.6%	$25,828	20.8%
IBNR	178,679	81.4	98,298	79.2
Total	$219,629	100.0%	$124,126	100.0%
Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.
IBNR reserves are reserves that are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to us. We use the incurred Bornhuetter-Ferguson actuarial method ("BF method") to arrive at our loss reserve estimates for each line of business. This method estimates the reserves based on our initial expected loss ratio and expected reporting patterns for losses. Because we have a limited number of years of loss experience compared to the period over which we expect losses to be reported, we use industry and peer-group data as a basis for selecting our expected reporting patterns. The expected loss ratio used in the incurred BF method is typically not adjusted after it is initially set for an accident year, because the mechanics of that method already incorporate departures from expected reported losses into the reserve calculations. Since the incurred BF method does not directly use reported losses in the estimation of IBNR, it is less sensitive to our level of reported losses than other actuarial methods. This method avoids some of the distortions that could result from a large loss development factor being applied to a small base of reported losses to calculate ultimate losses. However, this method will react more slowly than some other loss development methods if reported loss experience deviates significantly from our expected losses.
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Chief Actuary. In establishing the quarterly actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for each of our statutory lines of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
In addition, we retain an independent external actuary annually to assist us in determining if the reserve levels are reasonable. The independent actuary is not involved in the establishment and recording of our loss reserve. The actuarial consulting firm prepares its own estimate of our reserves for loss and loss adjustment expenses, and we compare their estimate to the reserves for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to gain additional comfort on the adequacy of those reserves.
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2016. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2016		Potential Impact on 2016
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders' Equity
	($ in thousands)
Sample increases	2016	10.0%	$83,676	$87,291	$(8,368)	$(5,439)
	2015	5.0%	45,307	38,327	(2,265)	(1,472)
	2014	2.5%	30,324	39,280	(758)	(493)
	Prior	2.5%		29,704	(743)	(483)

Sample decreases	2016	(10.0)%	83,676	87,291	8,368	5,439
	2015	(5.0)%	45,307	38,327	2,265	1,472
	2014	(2.5)%	30,324	39,280	758	493
	Prior	(2.5)%		29,704	743	483
Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.
During the year ended December 31, 2016, our net incurred losses for accident years 2015 and prior developed favorably by $12.7 million. This favorable development included $6.1 million for the 2015 accident year, $5.8 million of favorable development for 2014 accident year and $0.8 million for accident years 2013 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business.
During the year ended December 31, 2015, our net incurred losses for accident years 2014 and prior developed favorably by $9.2 million. This favorable development included $6.5 million for the 2014 accident year and $2.7 million of favorable development for accident years 2013 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, particularly on the medical malpractice and professional liability lines of business.
During the year ended December 31, 2014, our net incurred losses for accident years 2013 and prior developed favorably by $1.5 million. This included favorable development of $3.1 million for the 2013 accident year primarily related to the medical malpractice and professional liability lines of business. The favorable development was offset in part by unfavorable development of $1.6 million for accident years 2012 and prior related to the casualty lines of business.
Investments
Fair value measurements
Our investments in fixed maturities and equity securities are classified as available-for-sale and are reported at fair value. Under current accounting guidance, changes in the fair value of investments classified as available-for-sale are not recognized as income during the period, but rather are recognized as a separate component of stockholders’ equity until realized. Like other accounting estimates, fair value measurements may be based on subjective information and generally involve uncertainty and judgment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. The three levels of the fair value hierarchy are described below:
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
When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3). The use of valuation methodologies may require a significant amount of judgment. During periods of financial market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities.
Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment manager from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment manager. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2016, including (1) obtaining and reviewing the internal control report from our investment manager that obtain fair values from third party pricing services, (2) discussing with our investment manager their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment manager and monitoring changes in unrealized gains and losses at the individual security level.
Investment securities are subject to fluctuations in fair value due to changes in issuer-specific circumstances, such as credit rating, and changes in industry-specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security.

Impairment
We review all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value is deemed to be other-than-temporary. The determination that an investment has incurred an other-than-temporary loss in value requires judgment, and we consider a number factors in completing our impairment review, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For fixed maturities, we consider whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, or have the ability to recover all amounts outstanding when contractually due. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment and, we consider our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
For fixed maturities where we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net loss based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, we compare the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment and is recognized in net loss, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the other-than-temporary impairment and is recognized in other comprehensive loss. For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net loss based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
When assessing whether we intend to sell a fixed maturity, or if it is more likely than not that we will be required to sell a fixed maturity before recovery of its amortized cost, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio and potential sales of investments to meet cash flow needs. The day-to-day management of our investment portfolio is outsourced to a third-party investment manager. For securities with unrealized losses, our investment manager may believe that the preferred course of action is to hold those securities until such losses are recovered. However, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Our investment manager notifies us of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Our investment manager is also required to notify us of, and receive approval for, any other-than-temporary impairments it has identified. For the year ended December 31, 2016, we recorded an other-than-temporary impairment of $0.3 million related to our foreign market ETF. See Note 2 of the notes to the consolidated financial statements for further discussion regarding our investments.
Deferred income taxes
We record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to loss reserves and unearned premium reserves. Our deferred tax liabilities result primarily from unrealized gains in the investment portfolio and deferred acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 6 of the notes to the consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses and to provide additional capacity for growth. Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract (often referred to as a treaty) to assume specified risks written by an insurance company (known as a ceding company) by paying the insurance company all or a portion of the insurance company's losses arising under specified classes of insurance policies in return for a share in premiums.
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, we believe all of our recoverables are collectible and, therefore, no allowance for uncollectible reinsurance was provided for at December 31, 2016.

Recent Accounting Pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
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
This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We are currently evaluating the impact of the adoption on our consolidated financial statements.

To our knowledge, there are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk. We do not have significant exposure to foreign currency exchange rate risk or commodity risk.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2016, our fixed maturity portfolio had an average rating of "AA," with approximately 92.6% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2016, approximately 1.3% of our fixed maturity portfolio was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of "A" (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 3.7 years as of December 31, 2016.

We had fixed maturity securities with a fair value of $411.2 million at December 31, 2016 and $327.6 million at December 31, 2015 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$379,236	$(31,987)	(7.8)%	$305,923	$(21,679)	(6.6)%
100 basis points increase	$394,824	$(16,399)	(4.0)%	$316,573	$(11,029)	(3.4)%
No change	$411,223	$—	—%	$327,602	$—	—%
100 basis points decrease	$427,145	$15,922	3.9%	$337,284	$9,682	3.0%
200 basis points decrease	$438,775	$27,552	6.7%	$343,193	$15,591	4.8%
Changes in interest rates will have an immediate effect on comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2016, approximately 4.3% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through asset allocation techniques, such as investing in exchange traded funds.

Item 8. Financial Statements and Supplementary Data

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kinsale Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Condensed Financial Information of Registrant, and schedule V, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinsale Capital Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
March 16, 2017

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except share amounts)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost: $413,526 in 2016; $326,953 in 2015)	$411,223	$327,602
Equity securities available-for-sale, at fair value (cost: $14,350 in 2016; $12,184 in 2015)	18,374	14,240
Short-term investments	—	2,299
Total investments	429,597	344,141
Cash and cash equivalents	50,752	24,544
Investment income due and accrued	2,293	1,844
Premiums receivable, net	16,984	15,550
Receivable from reinsurers	8,567	11,928
Reinsurance recoverables	70,317	95,670
Ceded unearned premiums	13,512	39,329
Deferred policy acquisition costs, net of ceding commissions	10,150	—
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,605	6,822
Other assets	2,074	1,912
Total assets	$614,389	$545,278
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$264,801	$219,629
Unearned premiums	89,344	81,713
Payable to reinsurers	4,090	3,833
Funds held for reinsurers	36,497	87,206
Accounts payable and accrued expenses	8,752	7,410
Deferred policy acquisition costs, net of ceding commissions	—	1,696
Note payable	—	29,603
Other liabilities	691	737
Total liabilities	404,175	431,827
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value, none authorized, issued or outstanding as of December 31, 2016; 15,000,000 shares authorized; 13,803,183 shares issued and outstanding as December 31, 2015	—	1
Class B common stock, $0.0001 par value, none authorized, issued or outstanding as of December 31, 2016; 3,333,333 shares authorized; 1,513,592 shares issued and outstanding as of December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 20,968,707 shares issued and outstanding as of December 31, 2016; none authorized, issued or outstanding as of December 31, 2015	210	—
Additional paid-in capital	153,353	80,229
Retained earnings	53,640	29,570
Accumulated other comprehensive income	3,011	3,651
Stockholders’ equity	210,214	113,451
Total liabilities and stockholders’ equity	$614,389	$545,278
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenues:
Gross written premiums	$188,478	$177,009	$158,523
Ceded written premiums	(21,214)	(92,991)	(97,012)
Net written premiums	167,264	84,018	61,511
Change in unearned premiums	(33,448)	(9,696)	(2,515)
Net earned premiums	133,816	74,322	58,996
Net investment income	7,487	5,643	4,070
Net investment gains (losses):
Net realized investment gains, excluding other-than-temporary impairment losses	452	59	323
Other-than-temporary impairment losses	(276)	—	(122)
Net investment gains	176	59	201
Other income	136	572	409
Total revenues	141,615	80,596	63,676
Expenses:
Losses and loss adjustment expenses	70,961	42,238	41,108
Underwriting, acquisition and insurance expenses	28,551	2,809	1,451
Other expenses	2,567	1,992	1,644
Total expenses	102,079	47,039	44,203
Income before income taxes	39,536	33,557	19,473
Income tax expense	13,369	11,284	6,500
Net income	26,167	22,273	12,973
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $(344) in 2016, $(841) in 2015 and $1,572 in 2014	(640)	(1,563)	2,921
Total comprehensive income	$25,527	$20,710	$15,894

Earnings per share - Basic:
Common stock	$0.57	$—	$—
Class A common stock	$0.98	$1.53	$0.94
Class B common stock	$0.48	$0.84	$—
Earnings per share - Diluted:
Common stock	$0.56	$—	$—
Class A common stock	$0.98	$1.53	$0.94
Class B common stock	$0.46	$0.81	$—
Weighted-average common shares outstanding - Basic:
Common stock	20,841	—	—
Class A common stock	13,844	13,796	13,787
Class B common stock	1,574	1,413	1,188
Weighted-average common shares outstanding - Diluted:
Common stock	21,073	—	—
Class A common stock	13,844	13,796	13,787
Class B common stock	1,644	1,452	1,300
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Class A Common Stock (1)	Class B Common Stock (1)	Common Stock (1)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2013	$1	$—	$—	$79,916	$(5,676)	$2,293	$76,534
Class A shares issued	—	—	—	100	—	—	100
Stock-based compensation	—	—	—	58	—	—	58
Other comprehensive income, net of income taxes	—	—	—	—	—	2,921	2,921
Net income	—	—	—	—	12,973	—	12,973
Balance at December 31, 2014	1	—	—	80,074	7,297	5,214	92,586
Class A shares issued	—	—	—	90	—	—	90
Stock-based compensation	—	—	—	65	—	—	65
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,563)	(1,563)
Net income	—	—	—	—	22,273	—	22,273
Balance at December 31, 2015	1	—	—	80,229	29,570	3,651	113,451
Reclassification of capital structure	(1)	—	160	(159)	—	—	—
Common stock issuance, net of transaction costs	—	—	50	72,791	—	—	72,841
Stock-based compensation	—	—	—	492	—	—	492
Dividends	—	—	—	—	(2,097)	—	(2,097)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(640)	(640)
Net income	—	—	—	—	26,167	—	26,167
Balance at December 31, 2016	$—	$—	$210	$153,353	$53,640	$3,011	$210,214
(1) - See Note 9, "Stockholders' equity," for the schedule of changes in shares of common stock and the related discussion.

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities:
Net income	$26,167	$22,273	$12,973
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment gains	(176)	(59)	(201)
Deferred tax expense (benefit)	561	(879)	(2,231)
Depreciation and amortization	636	642	570
Stock compensation expense	492	65	58
Change in operating assets and liabilities:
Investment income due and accrued	(449)	(447)	(331)
Premiums receivable, net	(1,434)	(1,324)	(957)
Reserves for unpaid loss and loss adjustment expenses	45,172	57,418	65,846
Unearned premiums	7,631	6,460	12,235
Reinsurance balances, net	54,788	(29,501)	(42,379)
Funds held for reinsurers	(50,709)	23,274	28,156
Deferred policy acquisition costs	(11,846)	(2,067)	2,974
Income taxes payable	(482)	(1,393)	259
Accounts payable and accrued expenses	1,342	2,506	1,637
Other	2,048	1,734	1,459
Net cash provided by operating activities	73,741	78,702	80,068
Investing activities:
Purchase of property and equipment	(565)	(231)	(1,059)
Change in short-term investments, net	2,299	1,957	(258)
Securities available-for-sale:
Purchases – fixed maturity securities	(149,572)	(128,204)	(93,930)
Purchases – equity securities	(2,442)	(372)	(5,298)
Sales – fixed maturity securities	13,541	14,328	4,796
Maturities and calls – fixed maturity securities	48,595	32,475	13,179
Net cash used in investing activities	(88,144)	(80,047)	(82,570)
Financing activities:
Common stock issued, net of transaction costs	72,841	—	—
Class A common shares issued	—	90	100
Proceed from note payable	—	2,000	10,500
Repayment of note payable	(30,000)	—	—
Debt issuance costs	—	(30)	(233)
Dividends paid	(2,097)	—	—
Payments on capital lease	(133)	(129)	(125)
Net cash provided by financing activities	40,611	1,931	10,242
Net change in cash and cash equivalents	26,208	586	7,740
Cash and cash equivalents at beginning of year	24,544	23,958	16,218
Cash and cash equivalents at end of year	$50,752	$24,544	$23,958

See accompanying notes to consolidated financial statements.

Kinsale Capital Group, Inc. and subsidiaries
Notes to consolidated financial statements

Description of business
Kinsale Capital Group, Inc., a Delaware domiciled insurance holding company, was formed on June 3, 2009 for the purpose of acquiring and managing insurance entities (referred to as "KCGI" or, with its subsidiaries, the "Company"). Prior to September 5, 2014, KCGI was a Bermuda registered holding company, formerly known as Kinsale Capital Group, Ltd. ("KCGL"). Effective September 5, 2014, KCGL was re-domesticated from Bermuda to Delaware. A wholly-owned subsidiary of KCGL, Kinsale Capital Group, Inc., which was formed on June 4, 2009 as a U.S. holding company, was immediately merged into the re-domesticated entity and Kinsale Capital Group, Ltd. changed its name to Kinsale Capital Group, Inc. The Company's wholly-owned subsidiaries are:

•	Kinsale Management, Inc., which is domiciled in Delaware and which provides management services to all of the Company's subsidiaries; and

•
Kinsale Insurance Company ("Kinsale Insurance"), which is an Arkansas-domiciled excess and surplus lines insurance company authorized to write business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

On August 21, 2013, KCGI established Aspera Insurance Services, Inc. ("Aspera"), an excess and surplus lines insurance broker. Aspera is domiciled in Virginia and is licensed in Virginia, Alabama, California, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, North Carolina, Pennsylvania, South Carolina and Texas.
On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to their option to purchase additional shares. See Note 9, "Stockholders’ equity," for further discussion.

1.	Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of KCGI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, allowance for doubtful accounts, fair value of investments, as well as evaluating the investment portfolio for other-than-temporary declines in fair value.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Fixed maturity and equity securities
Fixed maturity and equity securities are classified as available-for-sale and reported at fair value. The Company’s equity securities consist of selected ETFs. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive income (loss) and stockholders’ equity, net of deferred income taxes.
The Company regularly evaluates its fixed maturity and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. See Note 2 for further discussion of other-than-temporary impairments ("OTTI").
Interest on fixed maturities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities. Dividends on equity securities are included in earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the trade date.
Reinsurance
Reinsurance premiums, commissions, and ceded unearned premiums on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are capitalized and amortized as a reduction of underwriting, acquisition and insurance expenses.
Reinsurance recoverables represent paid losses and loss adjustment expenses and reserves for unpaid losses and loss adjustment expenses ceded to reinsurers that are subject to reimbursement under reinsurance treaties. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company's ability to cede unpaid losses and loss adjustment expenses under the Company's existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. See Note 8 for a further discussion of the Company's reinsurance program.
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for doubtful accounts of $2.0 million and $2.1 million at December 31, 2016 and 2015, respectively, and believes that all other amounts due are collectible.
Deferred policy acquisition costs, net of ceding commissions
The Company defers commissions, net of ceding commissions, and certain other costs that are directly related to the successful acquisition of insurance contracts. All eligible costs are capitalized and charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover the related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from seven to ten years for furniture and equipment, three to seven years for electronic data processing hardware and software, and from two to six years for leasehold improvements, which is the shorter of the estimated useful life or the lease term. Property and equipment is included in "other assets" in the accompanying consolidated balance sheets.
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets acquired with American Healthcare Specialty Insurance Company, which arise from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2016, 2015, or 2014. In addition, as of December 31, 2016, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratio, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2016 and 2015 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
Revenue recognition
Premiums are recognized as revenue ratably over the term of the insurance contracts, net of ceded reinsurance. Unearned premiums are calculated on a daily pro rata basis.
Income taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when it is more likely than not that some portion, or all, of the deferred tax assets will not be realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts.
The Company provides for uncertain tax positions, and the related interest and penalties, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the anticipated tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Commitments and contingencies
Liabilities for loss contingencies, arising from noninsurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Fair value of financial instruments
The fair values of certain financial instruments are determined based on the fair value hierarchy. U.S. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.
The following was considered in the estimation of fair value for each class of financial instruments for which it was practicable to estimate that value. The Company’s investment manager uses independent pricing vendors to estimate the fair value of fixed maturity securities and the Company’s management reviews these prices for reasonableness. U.S. Treasury Securities that have quoted prices in active markets are included in the amounts disclosed as Level 1. For other fixed maturity securities, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these fixed maturity investments are included in the amounts disclosed as Level 2. For those bonds where significant inputs are unobservable, Level 3 inputs, the Company's investment manager obtains valuations from pricing vendors using the market approach and income approach valuation techniques.
For equity securities, the Company’s investment manager uses prices from independent pricing vendors. Prices are based on quoted prices in an active market and are therefore disclosed as Level 1.
Fair value disclosures for investments are included in Notes 2 and 3.
Stock-based compensation
Stock-based compensation is expensed based upon the estimated fair value of employee stock awards. Compensation cost for awards of equity instruments to employees is measured based on the grant-date fair value of those awards and compensation expense is recognized over the service period that the awards vest.
See Note 9 for further discussion and related disclosures regarding stock-based compensation.
Adopted accounting pronouncements
ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Insurance (Topic 944), Disclosures about Short-Duration Contracts." This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The Company adopted this ASU at December 31, 2016 and presented the required disclosures of this accounting standard in Note 7 to these consolidated financial statements.
ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU was issued to simplify the accounting for share-based payment awards, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual reporting period. The Company early adopted ASU 2016-09 in the third quarter of 2016 and elected to account for forfeitures as they occur. The adoption of this standard did not have a significant impact on the consolidated financial statements and related disclosures.

Prospective accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements, which may introduce additional volatility in the Company's results of operations.
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
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
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments:

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$8	$(16)	$12,098
Obligations of states, municipalities and political subdivisions	124,728	1,470	(2,960)	123,238
Corporate and other securities	118,473	550	(233)	118,790
Asset-backed securities	73,317	241	(264)	73,294
Residential mortgage-backed securities	84,902	585	(1,684)	83,803
Total fixed maturities	413,526	2,854	(5,157)	411,223

Equity securities:
Exchange traded funds	14,350	4,026	(2)	18,374
Total available-for-sale investments	$427,876	$6,880	$(5,159)	$429,597

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,422	$13	$(2)	$3,433
Obligations of states, municipalities and political subdivisions	69,997	2,562	(46)	72,513
Corporate and other securities	130,758	306	(1,543)	129,521
Asset-backed securities	58,680	58	(431)	58,307
Residential mortgage-backed securities	64,096	760	(1,028)	63,828
Total fixed maturities	326,953	3,699	(3,050)	327,602

Equity securities:
Exchange traded funds	12,184	2,392	(336)	14,240
Total available-for-sale investments	$339,137	$6,091	$(3,386)	$341,842
Available-for-sale securities in a loss position
The Company regularly reviews all securities with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be an OTTI. The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an OTTI, but rather a temporary decline in market value.

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
For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income (loss). For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$8,980	$(16)	$—	$—	$8,980	$(16)
Obligations of states, municipalities and political subdivisions	70,727	(2,960)	—	—	70,727	(2,960)
Corporate and other securities	50,274	(145)	12,375	(88)	62,649	(233)
Asset-backed securities	14,750	(232)	9,961	(32)	24,711	(264)
Residential mortgage-backed securities	65,439	(1,403)	7,186	(281)	72,625	(1,684)
Total fixed maturities	210,170	(4,756)	29,522	(401)	239,692	(5,157)

Equity securities:
Exchange traded funds	388	(2)	—	—	388	(2)
Total	$210,558	$(4,758)	$29,522	$(401)	$240,080	$(5,159)

At December 31, 2016, the Company held 231 fixed maturity securities with a total estimated fair value of $239.7 million and gross unrealized losses of $5.2 million. Of those securities, 24 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2016, 92.6% of the Company’s fixed maturity securities were rated "A-" or better and made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.
Within its equity security portfolio, the Company holds an ETF with exposure across developed and emerging non-U.S. equity markets around the world. This ETF had been in an unrealized loss position for greater than one year and, management concluded based upon its review, it was other-than-temporarily impaired. The Company recognized an impairment loss of $0.3 million on this fund for the year ended December 31, 2016.

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
At December 31, 2015, the Company held 156 fixed maturity securities with a total estimated fair value of $192.1 million and gross unrealized losses of $3.1 million. Of these securities, 36 were in a continuous unrealized loss position for greater than one year. Substantially all fixed maturity securities with unrealized losses within the investment portfolio were caused by interest rate changes and were not credit specific issues. In particular, unrealized losses of $1.1 million at December 31, 2015 were related to corporate bonds in the energy sector as falling oil prices disrupted the market values for this sector. At December 31, 2015, 88.1% of the Company’s fixed maturity securities were rated "A-" or better and made expected coupon payments under the contractual terms of the securities. At December 31, 2015, the Company held five ETFs in its equity portfolio with a total estimated fair value of $3.3 million and gross unrealized losses of $0.3 million. One of these securities was in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that there were no OTTIs related to fixed maturity or equity securities with unrealized losses at December 31, 2015.

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at December 31, 2016 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$54,222	$54,232
Due after one year through five years	77,714	77,928
Due after five years through ten years	24,881	25,435
Due after ten years	98,490	96,531
Asset-backed securities	73,317	73,294
Residential mortgage-backed securities	84,902	83,803
Total fixed maturities	$413,526	$411,223
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest:
Taxable bonds	$6,031	$4,509	$3,557
Municipal bonds (tax exempt)	1,808	1,514	817
Dividends on equity securities	442	372	307
Cash, cash equivalents, and short-term investments	93	9	16
Gross investment income	8,374	6,404	4,697
Investment expenses	(887)	(761)	(627)
Net investment income	$7,487	$5,643	$4,070

Net investment gains and losses
The following table presents net investment gains on investments:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Realized gains:
Sales of fixed maturities	$479	$63	$328
Sales of short-term and other	2	6	1
Total realized gains	481	69	329

Realized losses:
Sales of fixed maturities	(29)	(10)	(6)
Other-than-temporary impairments	(276)	—	(122)
Total realized losses	(305)	(10)	(128)
Net investment gains	$176	$59	$201
Change in unrealized gains (losses) of investments
The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$(2,952)	$(1,937)	$3,819
Equity securities	1,968	(468)	675
Net increase (decrease)	$(984)	$(2,405)	$4,494
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.0 million and $7.2 million on deposit with state regulatory authorities at December 31, 2016 and 2015, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $0.6 million at December 31, 2016. The payable was included in the "other liabilities" line item of the balance sheet and was treated as a non-cash transaction for purposes of cash flow presentation. There were no payables for investments purchased at December 31, 2015.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from nationally recognized third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2016, including 1) obtaining and reviewing internal control reports from the Company's investment manager that assess fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	—	123,238	—	123,238
Corporate and other securities	—	118,790	—	118,790
Asset-backed securities	—	73,294	—	73,294
Residential mortgage-backed securities	—	83,803	—	83,803
Total fixed maturities	12,098	399,125	—	411,223

Equity securities:
Exchange traded funds	18,374	—	—	18,374
Short-term investments	—	—	—	—
Total	$30,472	$399,125	$—	$429,597

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,433	$—	$—	$3,433
Obligations of states, municipalities and political subdivisions	—	72,513	—	72,513
Corporate and other securities	—	129,521	—	129,521
Asset-backed securities	—	58,307	—	58,307
Residential mortgage-backed securities	—	63,828	—	63,828
Total fixed maturities	3,433	324,169	—	327,602

Equity securities:
Exchange traded funds	14,240	—	—	14,240
Short-term investments	—	2,299	—	2,299
Total	$17,673	$326,468	$—	$344,141
There were no transfers into or out of Level 1 and Level 2 during the years ended December 31, 2016 and 2015. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.
Due to the relatively short-term nature of cash, cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value.
4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of year	$(1,696)	$(3,763)	$(789)
Policy acquisition costs deferred:
Direct commissions	28,027	26,142	23,524
Ceding commissions	(9,213)	(34,478)	(34,808)
Other underwriting and policy acquisition costs	2,999	3,013	2,364
Policy acquisition costs deferred	21,813	(5,323)	(8,920)
Amortization of net policy acquisition costs	(9,967)	7,390	5,946
Balance, end of year	$10,150	$(1,696)	$(3,763)
For the year ended December 31, 2016, the deferred ceding commissions decreased as a result of the change in the ceding percentage under the Company’s multi-line quota share reinsurance treaty ("MLQS"). The negative, or liability, balances at December 31, 2015 and 2014 were also due to the effect of the deferred ceding commissions related to the MLQS. See Note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$26,715	$25,241	$21,617
Ceding commissions	(20,568)	(42,081)	(34,689)
Other operating expenses	22,404	19,649	14,523
Total	$28,551	$2,809	$1,451
Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $18.7 million, $15.5 million and $9.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, KCGI collects from or refunds to its subsidiaries the amount of taxes determined as if KCGI and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2013.
Income tax expense includes the following components for the years ending December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current federal income tax expense	$12,808	$12,163	$8,731
Deferred federal income tax expense (benefit)	561	(879)	(2,231)
Income tax expense	$13,369	$11,284	$6,500
The Company paid $13.3 million, $13.6 million and $8.5 million in federal income taxes during the years ended December 31, 2016, 2015 and 2014, respectively. Current income taxes payable were $0.1 million and $0.6 million at December 31, 2016 and 2015, respectively, and were included in "other liabilities" on the consolidated balance sheets.

The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense at federal income tax rate of 35%	$13,837	$11,745	$6,815
Tax-exempt investment income	(528)	(436)	(236)
Other	60	(25)	(79)
Total	$13,369	$11,284	$6,500
The significant components of the net deferred tax asset at the current prevailing tax rate are summarized as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$4,528	$3,143
Unearned premiums	5,308	2,967
Organizational costs	1,513	1,704
State operating loss carryforwards	476	365
Allowance for doubtful accounts	693	731
Deferred policy acquisition costs, net of ceding commissions	—	594
Other	438	319
Deferred tax assets before allowance	12,956	9,823
Less: valuation allowance	(623)	(529)
Total deferred tax assets	12,333	9,294

Deferred tax liabilities:
Unrealized gain on investments	620	959
Deferred policy acquisition costs, net of ceding commissions	3,553	—
Intangible assets	1,238	1,238
Other	317	275
Total deferred tax liabilities	5,728	2,472
Net deferred tax assets	$6,605	$6,822
At December 31, 2016 and 2015, the Company had state net operating loss carryforwards ("NOLS") of $12.2 million and $9.4 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2016 and 2015, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2016 and 2015, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$1,125	$1,247
Deductions for tax positions taken during prior years	(122)	(122)
Balance at end of year	$1,003	$1,125
At December 31, 2016 and 2015, the Company's uncertain tax position, if recognized, would not affect the effective tax rate. Management expects to recognize the entire unrecognized tax benefit in the third quarter of 2017.

7.     Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent the Company's estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. Reserves are estimated using individual case-basis valuations of reported claims and statistical analyses. Case reserves are established for individual claims that have been reported to the Company, typically by the Company's insureds or their brokers. Based on the information provided, case reserves are established by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Incurred-but-not-reported ("IBNR") reserves are reserves that are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to the Company. The incurred Bornhuetter-Ferguson actuarial method ("BF method") is used to arrive at the Company's loss reserve estimates for each line of business. This method estimates the reserves based on the initial expected loss ratio and expected reporting patterns for losses. Because the Company has a limited number of years of loss experience compared to the period over which losses are expected to be reported, the Company uses industry and peer-group data as a basis for selecting its expected reporting patterns.
As part of the reserving process, the Company reviews historical data and considers the affect of various factors on claims development patterns including polices written on a "claims made" versus "occurrence" basis. Policies written on a claims made basis provide coverage to the insured only for losses incurred during the coverage period, and only if the claim was reported during a specified reporting period. Policies written on an occurrence basis provide coverage to the insured for liabilities arising from events occurring during the term of the policy, regardless of when a claim is actually made. Accordingly, claims related to policies written on an occurrence basis may arise many years after a policy has lapsed. Property losses, while written on an occurrence basis, are generally reported within a short time from the date of loss, and in most instances, property claims are settled and paid within a relatively short period of time.

The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2016	2015	2014
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$124,126	$91,970	$56,589
Commutation of MLQS:
2016 MLQS	9,109	—	—
2014 MLQS	24,296	—	—
2012 MLQS	—	8,587	7,026
	33,405	8,587	7,026
Adjusted net reserves for losses and loss adjustment expenses	157,531	100,557	63,615
Incurred losses and loss adjustment expenses:
Current year	83,675	51,434	42,620
Prior year	(12,714)	(9,196)	(1,512)
Total net losses and loss adjustment expenses incurred	70,961	42,238	41,108
Payments:
Current year	5,494	2,226	1,907
Prior year	28,396	16,443	10,846
Total payments	33,890	18,669	12,753
Net reserves for unpaid losses and loss adjustment expenses, end of year	194,602	124,126	91,970
Reinsurance recoverable on unpaid losses	70,199	95,503	70,240
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$264,801	$219,629	$162,210
During the year ended December 31, 2016, our net incurred losses for accident years 2015 and prior developed favorably by $12.7 million. This favorable development included $6.1 million for the 2015 accident year, $5.8 million of favorable development for 2014 accident year and $0.8 million for accident years 2013 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business.
During the year ended December 31, 2015, our net incurred losses for accident years 2014 and prior developed favorably by $9.2 million. This favorable development included $6.5 million for the 2014 accident year and $2.7 million of favorable development for accident years 2013 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, particularly on the medical malpractice and professional liability lines of business.
During the year ended December 31, 2014, our net incurred losses for accident years 2013 and prior developed favorably by $1.5 million. This included favorable development of $3.1 million for the 2013 accident year primarily related to the medical malpractice and professional liability lines of business. The favorable development was offset in part by unfavorable development of $1.6 million for accident years 2012 and prior related to the casualty lines of business.

Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude the commuted MLQS contracts, which would distort development patterns related to those transactions. See Note 8 for further details regarding the commutation of the MLQS. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2015 to December 31, 2010, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2016
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2012	$5,615	$5,072	$5,024	$4,999	$4,127	$—	15
2013		417	205	103	88	7	7
2014			1,561	1,344	1,240	22	28
2015				788	533	47	63
2016					4,177	520	269
				Total	$10,165

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
	($ in thousands)
2012	1,458	2,938	2,937	2,939	3,653
2013		99	81	81	81
2014			169	1,217	1,217
2015				351	429
2016					1,867
				Total	7,247
		All outstanding liabilities before 2012, net of reinsurance			14
	Liabilities for claims and claim adjustment expenses, net of reinsurance				$2,932

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
Property	54.4%	28.6%	—%	—%	17.3%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2016
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$778	$805	$679	$737	$946	$916	$894	$36	14
2011		4,246	3,844	3,646	3,609	3,560	3,374	322	76
2012			7,913	5,749	4,205	3,102	2,845	917	138
2013				15,238	11,639	9,113	7,917	2,643	225
2014					18,846	14,289	11,748	5,271	268
2015						9,897	8,831	5,038	249
2016							19,170	15,667	289
						Total	$54,779

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
	($ in thousands)
2010	$—	$79	$368	$393	$862	$859	$859
2011		139	1,037	1,392	2,116	3,044	3,042
2012			153	475	877	1,024	1,090
2013				499	1,915	4,436	5,070
2014					435	1,865	5,039
2015						109	2,397
2016							1,158
						Total	18,655
			Liabilities for claims and claim adjustment expenses, net of reinsurance				$36,124

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2016
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$843	$771	$531	$460	$458	$404	$406	$106	45
2011		5,839	5,940	5,757	7,340	7,613	8,142	883	206
2012			16,977	17,436	18,803	20,401	20,579	3,264	531
2013				30,616	28,771	28,037	29,039	9,420	749
2014					47,805	40,668	38,049	21,797	964
2015						32,514	28,196	21,102	913
2016							61,440	54,965	561
						Total	$185,851

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
	($ in thousands)
2010	$4	$37	$59	$113	$263	$261	$273
2011		207	1,596	2,519	3,788	4,575	6,363
2012			757	4,441	7,850	11,238	14,382
2013				1,099	4,469	7,957	14,890
2014					698	3,081	8,489
2015						475	1,632
2016							1,099
						Total	47,128
			Liabilities for claims and claim adjustment expenses, net of reinsurance				$138,723
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
Casualty - claims made	3.8%	17.1%	23.2%	9.4%	27.4%	(0.3)%	0.1%
Casualty - occurrence	2.3%	10.8%	11.9%	17.3%	20.6%	10.7%	3.0%
Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2016
Net outstanding liabilities
Property	$2,932
Casualty - claims made	36,124
Casualty - occurrence	138,723
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	177,779

Reinsurance recoverable on unpaid claims
Property	4,971
Casualty - claims made	12,648
Casualty - occurrence	52,580
Total reinsurance recoverable on unpaid claims	70,199
Unallocated claims adjustment expenses	16,823
Gross liability for unpaid claims and claim adjustment expense	$264,801

8.     Reinsurance
The Company purchases reinsurance under various excess of loss and quota-share contracts in order to limit its exposure to large losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Written:
Direct	$188,440	$176,865	$158,477
Assumed	38	144	46
Ceded	(21,214)	(92,991)	(97,012)
Net written	$167,264	$84,018	$61,511

Earned:
Direct	$180,794	$170,401	$145,948
Assumed	53	148	340
Ceded	(47,031)	(96,227)	(87,292)
Net earned	$133,816	$74,322	$58,996
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $13.7 million, $41.2 million and $44.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Multi-line quota share reinsurance
The Company participated in a MLQS treaty that transferred a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance, to reinsurers in exchange for a proportion of the direct written premiums on that business. The Company's MLQS contract also reduced the amount of capital required to support the insurance operations of Kinsale Insurance. Under the terms of the MLQS contract, the Company received a provisional ceding commission and paid a reinsurance margin, as long as the reinsurers were not in a loss position on the contract. The MLQS contract included a sliding scale commission provision that reduced or increased the ceding commission based on the loss experience of the business ceded. Under the contract, the Company was entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contracts had a loss ratio cap of 110%, which restricted the Company from ceding any losses in excess of 110% of ceded earned premiums to the reinsurers.
Under the terms of the MLQS covering the period January 1, 2014 to December 31, 2014 (the "2014 MLQS"), the Company received a provisional ceding commission equal to 40% of ceded written premiums and paid a reinsurance margin equal to 4.25% of ceded written premium. The 2014 MLQS contract included a sliding scale commission provision that can adjust the ceding commissions within a range of 25% to 40% based on the loss experience of the business ceded. The 2014 MLQS ceding percentage for the year ended December 31, 2014 was 50%.
Under the terms of the MLQS covering the period January 1, 2015 to December 31, 2015 (the "2015 MLQS"), the Company received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4.00% of ceded written premium. The 2015 MLQS contract included a sliding scale commission provision that can adjust the ceding commissions within a range of 25% to 41% based on the loss experience of the business ceded. The 2015 MLQS ceding percentage was 50% until October 1, 2015, at which time the Company decreased the percentage to 40%. The change in the ceding percentage reduced ceded written premiums by $6.8 million at October 1, 2015, with a corresponding reduction to ceded unearned premiums.
The terms of the MLQS covering the period January 1, 2016 to December 31, 2016 (the "2016 MLQS") were largely consistent with the 2015 MLQS. However, effective January 1, 2016, the Company further reduced the ceding percentage from 40% to 15%. The change in the ceding percentage reduced ceded written premiums by $17.0 million at January 1, 2016, with a corresponding reduction to ceded unearned premiums.
Effective December 31, 2014, 45% of the contract covering the period July 1, 2012 to December 31, 2013 (the "2012 MLQS") was commuted, and the remaining 55% of this contract was commuted effective January 1, 2015. The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $9.7 million at December 31, 2014 and $11.9 million at January 1, 2015, with a corresponding reduction to funds held for reinsurers, respectively.
Effective January 1, 2016, the Company commuted the 2014 MLQS, which reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $34.2 million, with a corresponding reduction to funds held for reinsurers. Effective October 1, 2016, the Company terminated and commuted the 2016 MLQS. The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $15.5 million with a corresponding reduction to funds held for reinsurers.
Effective January 1, 2017, the Company commuted the 2015 MLQS. The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $36.5 million, with a corresponding reduction to funds held for reinsurers. There are no remaining MLQS contracts outstanding as of January 1, 2017.
The Company maintained a funds-held account for the reinsurers who were a party to the MLQS contracts, which is credited with interest at a rate equal to the 10 year U.S. Treasury rate plus a spread (150 basis points for the 2014 - 2016 MLQS contract), subject to a 4% minimum. The funds-held account represented the excess of the ceded written premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds-held liability were not segregated or restricted. The funds-held account is shown as a liability on the accompanying consolidated balance sheets, and at December 31, 2016 and 2015, the balance of the account was $36.5 million and $87.2 million, respectively.
The following table summarizes the amounts related to the MLQS contracts:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Ceded earned premiums	$16,996	$67,950	$60,838
Ceded losses and loss adjustment expenses	4,380	30,978	30,093
Ceding commissions earned	11,936	34,254	28,160
Reinsurers' margin incurred	$680	$2,718	$2,585

Reinsurance balances
A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. At December 31, 2016 and 2015, the Company had reinsurance recoverables on paid and unpaid losses of $70.3 million and $95.7 million, respectively. There were no significant reinsurance recoverables on paid losses at December 31, 2016 and 2015. Correspondingly, at December 31, 2016 and 2015, the Company had ceded unearned premiums relating to reinsurers of $13.5 million and $39.3 million, respectively. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance receivables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. As discussed above, under the terms of an MLQS, the Company has retained funds due reinsurers, (the funds-held account) as security for those recoverable balances. The Company has not recorded an allowance for doubtful accounts related to its reinsurance balances at December 31, 2016 and 2015 and believes this to be appropriate after consideration of all currently available information; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2016, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums and other reinsurance receivables less reinsurance payables, from four reinsurers represented 76.8% of the total balance.

9.     Stockholders’ equity
Amendment of Certificate of Incorporation and Reclassification of Common Stock
At December 31, 2015, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share ("Common Stock"), of which 15,000,000 shares were designated as Class A Common Voting Shares ("Class A Common Stock") and 3,333,333 were designated as Class B Common Non-Voting Shares ("Class B Common Stock"). On July 28, 2016, in connection with the IPO as discussed below, the Company amended and restated its certificate of incorporation to recapitalize the Company’s authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2016.
In addition, the amended and restated certificate of incorporation provided for automatic reclassification of the Company’s Class A Common Stock and Class B Common Stock into a single class of common stock. All shares of Class A Common Stock were equal to the sum of:

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

Initial Public Offering
On August 2, 2016, the Company completed its IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. The Company issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $72.8 million. The Company did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The issuance of common stock by the Company and the related net proceeds were recorded in the consolidated financial statements on the closing date of the IPO.
On December 6, 2016, the Company completed a follow-on offering of 3,864,000 shares of common stock at a price of $27.50 per share, which included 504,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. The Company did not receive any proceeds from the offering.
Redomestication
Kinsale Capital Group, Inc. (formerly Kinsale Capital Group, Ltd.) was re-domesticated from Bermuda to Delaware effective September 5, 2014. As part of the re-domestication, authorized shares of Class A Common Stock were increased from 10,000,000 shares, par value $0.0001, to 15,000,000 shares, par value $0.0001 per share. Each voting Class A Common Share existing immediately before the filing of the Certificate of Incorporation in Delaware became a Class A Common Voting Share after the filing of the Certificate of Incorporation in Delaware. Each non-voting Class B Common Share existing immediately before the filing of the Certificate of Incorporation in Delaware became a Class B Common Non-Voting Share after the filing of the Certificate of Incorporation in Delaware.
Immediately prior to the effectiveness of the re-domestication described above, the Company issued 5,604,858 of additional Class A Common Shares to the holders of Class A Common Shares pro-rata based on each Stockholder’s percentage ownership.

Changes in the shares of outstanding common stock were as follows:

	Year Ended December 31,
	2016	2015	2014

Common Shares Outstanding:
Balance at beginning of year	—	—	—
Reclassification	15,968,707	—	—
Shares issued	5,000,000	—	—
Balance at end of year	20,968,707	—	—

Class A Common Stock Outstanding:
Shares outstanding at beginning of year	13,803,183	13,795,530	8,180,500
Share dividend	8,617,963	—	5,604,858
Reclassification	(22,421,146)	—	—
Other	—	7,653	10,172
Shares outstanding at end of year	—	13,803,183	13,795,530

Class B Common Stock Outstanding:
Shares outstanding at beginning of year	1,513,592	1,287,696	1,060,488
Restricted stock grants vested	270,266	225,896	227,208
Reclassification	(1,783,858)	—	—
Shares outstanding at end of year	—	1,513,592	1,287,696
Equity-based Compensation
Stock Options
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
The weighted average fair market value of options granted on the grant date was $2.71 per share. The value of the options granted was estimated at the date of grant using the Black-Scholes pricing model using the following assumptions:

Risk-free rate of return	1.26%
Dividend yield	1.25%
Expected share price volatility(1)	18.50%
Expected life in years(2)	6.3 years

(1)	Expected volatility was based on the Company’s competitors within the industry.

(2)
Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as the Company does not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes the Company's stock option plan activity:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	—	$—
Granted	1,036,916	16.00
Forfeited	(17,974)	16.00
Exercised	—	—
Outstanding at December 31, 2016	1,018,942	$16.00	9.5 years	$18,351
Exercisable at December 31, 2016	48,000	$16.00	9.5 years	$864
As of December 31, 2016, the Company had $2.4 million of unrecognized share-based compensation expense expected to be charged to earnings over a weighted-average period of 3.5 years.
Restricted Stock Grants
As discussed above, prior to the IPO the Company had granted certain employees shares of restricted Class B Common Stock under the Kinsale Capital Group, Inc. 2010 Incentive Plan (the "2010 Incentive Plan"). In connection with the reclassification, all unvested shares of Class B Common Stock were immediately vested and reclassified into a single class of common stock. The 2010 Incentive Plan was then terminated upon the completion of the IPO.
In 2015 and 2014, pursuant to the 2010 Incentive Plan, the Compensation Committee awarded restricted stock grants of 33,500 and 21,500, respectively, to certain directors, executive officers, and employees as part of each recipient’s comprehensive compensation package. These restricted stock grants had total grant-date fair values of $40 and $6 in 2015 and 2014, respectively. Upon vesting, each restricted stock grant allowed the recipient to receive one share of the Company’s Class B Common Stock. Twelve and one half percent of the restricted stock grants vested on the employee’s date of hire and twelve and one half percent on each of the following seven anniversary dates of hire. Violation of restrictive covenant clauses contained in the restricted stock grant agreement resulted in cancellation of the award, even after vesting. Upon a recipient’s termination from the Company, the Company had the right, but not the obligation, to purchase any vested shares at fair value. The total number of shares initially reserved for issuance under the 2010 Incentive Plan was 2,730,167.

The following table summarizes nonvested share-based awards under the 2010 Incentive Plan:

	Year ended December 31,
	2016		2015		2014
	Number of Awards	Weighted Average Grant-date Fair Value	Number of Awards	Weighted Average Grant-date Fair Value	Number of Awards	Weighted Average Grant-date Fair Value

Nonvested awards, beginning of year	275,899	$0.33	474,107	$0.25	689,127	$0.26
Granted	—	—	33,500	1.20	21,500	0.29
Vested	(270,266)	0.33	(225,896)	0.31	(227,208)	0.26
Forfeited	(5,633)	0.27	(5,812)	0.21	(9,312)	0.17
Nonvested awards, end of year	—	$—	275,899	$0.33	474,107	$0.25
The fair value of the Company’s restricted stock grants was determined based on a valuation of Class B Common Stock on the grant date using a binomial lattice option pricing model. The fair value of the Company’s share-based awards that vested was $0.1 million in each of the years ended December 31, 2016, 2015 and 2014.
The model the Company used to value the Class B Common Stock, like any option pricing model for a nonpublic security, required the input of highly subjective assumptions including the underlying security price, strike price, risk-free rate of return, expected term and expected stock price volatility. The underlying security price was based on the Company’s book value of equity and the application of a multiple of tangible equity. The strike price was based on the liquidation preference of the Company’s Class A Common Stock at the grant date. The risk-free interest rate was based on the U.S. Treasury rate at the date of the grant. The expected term was based on an equal chance for a liquidity event at any time between 0.5 years and 3.25 years from the grant date. The expected stock volatility was based on stock price volatility using a set of comparable publicly traded companies.
The Company recognized total equity-based compensation expense of $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
On February 1, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend is payable on March 15, 2017 to all stockholders of record on February 15, 2017.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Earnings allocable to Common stockholders	$11,782	$—	$—
Earnings allocable to Class A stockholders	$13,625	$21,092	$12,973
Earnings allocable to Class B stockholders	$760	$1,181	$—

Basic earnings per share:
Common stock	$0.57	$—	$—
Class A common stock	$0.98	$1.53	$0.94
Class B common stock	$0.48	$0.84	$—

Diluted earnings per share:
Common stock	$0.56	$—	$—
Class A common stock	$0.98	$1.53	$0.94
Class B common stock	$0.46	$0.81	$—

Basic weighted average shares outstanding:
Common stock	20,841	—	—
Class A common stock	13,844	13,796	13,787
Class B common stock	1,574	1,413	1,188

Dilutive effect of shares issued under stock compensation arrangements:
Common stock	232	—	—
Class A common stock	—	—	—
Class B common stock	70	39	112

Diluted weighted average shares outstanding:
Common stock	21,073	—	—
Class A common stock	13,844	13,796	13,787
Class B common stock	1,644	1,452	1,300
Prior to the reclassification of common stock on July 28, 2016, all of the earnings of the Company were allocated to Class A and Class B common stock and earnings per share was calculated using the two-class method. Under the two-class method, earnings attributable to Class A and Class B common stockholders were determined by allocating undistributed earnings to each class of stock. The undistributed earnings attributable to common stockholders were allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if those earnings for the period had been distributed. Earnings attributable to Class A common stockholders equaled the sum of dividends at the rate per annum of 12% compounding annually during the period ("Accruing Dividends") plus seventy-five percent of any remaining assets of the Company available for distribution to its stockholders in the event of a liquidation, dissolution, winding up or sale of the Company after payment of the Accruing Dividends ("Residual Proceeds"). Earnings attributable to Class B common stockholders equaled twenty-five percent of the Residual Proceeds. After the reclassification of common stock on July 28, 2016, all of the earnings of the Company were attributable to the single class of common stock.

Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the years ended December 31, 2016, 2015 and 2014. See Note 9, "Stockholders' Equity," for details regarding changes to the Company’s capital structure on July 28, 2016.
There were no anti-dilutive stock options for the year ended December 31, 2016.
11.     Credit agreement
On June 21, 2013, KCGI entered into a loan and security agreement (the "Credit Agreement") with The PrivateBank and Trust Company ("PrivateBank") to obtain a five-year secured term loan in the amount of $17.5 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate was 3-month LIBOR plus a margin. The term loan had an initial maturity of June 30, 2018. KCGI's wholly-owned subsidiaries, KMI and Aspera, were guarantors of the term loan. The assets of KMI and the stock of Kinsale Insurance were pledged as collateral to PrivateBank.
On March 10, 2014 and September 29, 2014, the Company amended the Credit Agreement with PrivateBank to increase the term loan commitment by $7.5 million to $25.0 million and by $3.0 million to $28.0 million, respectively. On December 4, 2015, the Company amended the Credit Agreement to increase the term loan commitment by $2.0 million to $30.0 million and extended the term loan maturity to December 4, 2020.
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
On September 30, 2016, the Company repaid $2.5 million of the term loan and, on December 8, 2016, repaid the total remaining amount outstanding of $27.5 million plus accrued interest of $0.2 million. In connection with the repayment of the term loan, the Company wrote off $0.3 million of debt issue costs, which was included in interest expense for the year ended December 31, 2016.
Interest on the term loan accrued daily at a rate equal to the 3-month LIBOR plus a margin. The margin was 2.75% as of December 31, 2016 and 2015, and was 3.50% as of December 31, 2014. Total interest expense on the Credit Agreement for the years ending December 31, 2016, 2015 and 2014 was $1.3 million, $1.2 million and $1.0 million, respectively, and is included in "other expenses" on the accompanying statements of income and comprehensive income. Interest paid was $1.0 million for the year ending December 31, 2016, $1.1 million for the year ending December 31, 2015, and $0.9 million for the year ending December 31, 2014.

12.     Commitments and contingencies
The Company has a capital lease obligation related to a software license agreement and operating leases for office space. These leases expire in various years through 2020. Expense associated with these leases totaled $0.4 million in 2016, $0.5 million in 2015, and $0.5 million in 2014.
Minimum future rental payments, excluding taxes, insurance and other operating expenses payable under the noncancelable operating leases in effect at December 31, 2016 are as follows (in thousands):

Year ending December 31:
2017	$410
2018	422
2019	435
2020	184
Total minimum rental payments	$1,451
During 2014, the Company terminated its existing agreement to lease office space for its insurance and corporate operations and entered into a new agreement with a term of 5 years. Under the terms of the new agreement, the landlord directly paid for certain leasehold improvements in the amount of $0.6 million. These leasehold improvements were capitalized and reflected as non-cash investing transactions for purposes of the Company's cash flow presentation.
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $0.9 million, $0.8 million and $0.5 million in 2016, 2015 and 2014, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2016	2015	2014
	(in thousands)
Unrealized gains (losses) arising during the period, before income taxes	$(830)	$(2,347)	$4,691
Income taxes	290	821	(1,642)
Unrealized gains (losses) arising during the period, net of income taxes	(540)	(1,526)	3,049
Less reclassification adjustment:
Net realized investment gains	154	57	197
Income taxes	(54)	(20)	(69)
Reclassification adjustment included in net income	100	37	128
Other comprehensive income (loss)	$(640)	$(1,563)	$2,921
The sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Commercial:
Construction	$42,234	$36,932	$31,667
Small business	27,333	21,468	14,462
Excess casualty	17,799	16,194	15,595
General casualty	16,162	20,511	20,597
Energy	16,157	19,022	17,381
Professional liability	14,212	14,636	14,698
Life sciences	10,897	11,935	10,456
Product liability	10,140	9,480	8,931
Allied health	9,344	8,644	8,341
Health care	6,594	6,579	6,479
Commercial property	4,835	6,181	7,024
Management liability	2,244	420	—
Environmental	1,931	1,005	164
Inland marine	910	195	—
Public entity	875	—	—
Commercial insurance	459	—	—
Total commercial	182,126	173,202	155,795
Personal:
Personal insurance	6,352	3,807	2,728
Total personal	6,352	3,807	2,728
Total	$188,478	$177,009	$158,523
The Company had two insurance brokers that accounted for 21.6% of gross written premiums in 2016, 22.8% of gross written premiums in 2015 and 24.2% of gross written premiums in 2014.

16. Statutory financial information
Kinsale Insurance maintains its accounts in conformity with accounting practices prescribed or permitted by state regulatory authorities that vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets and the inclusion of net unrealized gains or losses relating to fixed maturities in stockholders’ equity. The Company does not use any permitted practices that are different from prescribed statutory accounting practices.

Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2016, 2015, and 2014 and for the years then ended are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Statutory net income	$22,850	$21,972	$11,645
Statutory capital and surplus	193,387	127,675	104,101
Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2016 and 2015, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to KCGI from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2017 without prior approval is $22.7 million.

17. Related party transaction
The Company entered into a consulting agreement with Robert Wright, the father-in-law of the president and chief executive officer, Michael P. Kehoe, to provide services related to the establishment and operation of the Company's manufactured housing program. The consulting contract provided for a three-year term and was terminated in February 2017. During the year ended December 31, 2016, the Company paid fees to Robert Wright in the amount of approximately $120,300.

18. Unaudited selected quarterly financial data
The following is a summary of the unaudited quarterly results of operations:

	2016 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$43,082	$50,107	$47,823	$47,466
Total revenues	32,718	33,676	34,868	40,353
Net income	5,257	6,057	7,982	6,871
Comprehensive income	7,383	8,947	7,981	1,216
Earnings per share - basic:
Common stock	$—	$—	$0.24	$0.33
Class A common stock	0.37	0.42	0.19	—
Class B common stock	0.07	0.19	0.21	—
Earnings per share - diluted:
Common stock	$—	$—	$0.24	$0.32
Class A common stock	0.37	0.42	0.19	—
Class B common stock	0.07	0.18	0.20	—

	2015 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$40,930	$45,112	$45,798	$45,169
Total revenues	17,787	18,592	19,835	24,382
Net income	5,116	6,609	5,944	4,604
Comprehensive income	5,873	4,639	6,062	4,136
Earnings per share - basic:
Common stock	$—	$—	$—	$—
Class A common stock	0.36	0.44	0.40	0.33
Class B common stock	0.14	0.42	0.27	0.02
Earnings per share - diluted:
Common stock	$—	$—	$—	$—
Class A common stock	0.36	0.44	0.40	0.33
Class B common stock	0.14	0.42	0.27	0.02
Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$1,868	$1,744
Due from subsidiaries	218	673
Investment in subsidiaries	207,905	140,801
Deferred tax assets	627	562
Other assets	141	23
Total assets	$210,759	$143,803

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$428	$150
Income taxes payable	117	599
Note payable	—	29,603
Total liabilities	545	30,352

Stockholders’ equity:
Class A common stock	—	1
Class B common stock	—	—
Common stock	210	—
Additional paid-in capital	153,353	80,229
Accumulated other comprehensive income	3,011	3,651
Retained earnings	53,640	29,570
Stockholders’ equity	210,214	113,451
Total liabilities and stockholders’ equity	$210,759	$143,803

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Management fees from subsidiaries	$1,815	$636	$178
Total revenues	1,815	636	178

Expenses:
Other operating expenses	2,395	640	227
Other expenses	492	66	180
Interest expenses	1,339	1,230	394
Total expenses	4,226	1,936	801

Loss before income taxes	(2,411)	(1,300)	(623)
Income tax benefit	(844)	(432)	(174)
Loss before equity in net income of subsidiaries	(1,567)	(868)	(449)
Equity in net income of subsidiaries	27,734	23,141	13,422
Net income	26,167	22,273	12,973

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	(640)	(1,563)	2,921
Total comprehensive income	$25,527	$20,710	$15,894

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income	$26,167	$22,273	$12,973
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense	(65)	61	20
Stock compensation expense	492	65	58
Equity in undistributed earnings of subsidiaries	(27,734)	(23,141)	(13,422)
Changes in operating assets and liabilities	520	(286)	(110)
Net cash used in operating activities	(620)	(1,028)	(481)

Financing activities
Common stock issued, net of transaction costs	72,841	—	—
Class A common stock issued	—	90	100
Merger with subsidiary	—	—	2,971
Contributions to subsidiary	(40,000)	(2,000)	(3,000)
Dividends paid	(2,097)	—	—
Proceeds from note payable	—	2,000	3,000
Repayment of note payable	(30,000)	—	—
Debt issuance costs	—	(30)	(69)
Net cash provided by financing activities	744	60	3,002
Net change in cash and cash equivalents	124	(968)	2,521
Cash and cash equivalents at beginning of year	1,744	2,712	191
Cash and cash equivalents at end of year	$1,868	$1,744	$2,712

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

KINSALE CAPITAL GROUP, INC.
Condensed Financial Information of Registrant
Notes to Condensed Financial Information

1. Accounting policies
Organization
Kinsale Capital Group, Inc., a Delaware domiciled insurance holding company, was formed on June 3, 2009 for the purpose of acquiring and managing insurance entities. Prior to September 5, 2014, the Company was a Bermuda registered holding company, formerly known as Kinsale Capital Group, Ltd. ("KCGL"). Effective September 5, 2014, KCGL was re-domesticated from Bermuda to Delaware. A wholly-owned subsidiary of KCGL, Kinsale Capital Group, Inc., which was formed on June 4, 2009 as a U.S. holding company, was immediately merged into the re-domesticated entity and Kinsale Capital Group, Ltd. changed its name to Kinsale Capital Group, Inc.
Basis of presentation
The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
Estimates and assumptions
Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2016:
Allowance for premiums receivable	$2,088	$276	$387	$1,977
Valuation allowance for deferred tax assets	529	94	—	623

Year Ended December 31, 2015:
Allowance for premiums receivable	595	1,493	—	2,088
Valuation allowance for deferred tax assets	489	40	—	529

Year Ended December 31, 2014:
Allowance for premiums receivable	229	366	—	595
Valuation allowance for deferred tax assets	313	176	—	489

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive Kinsale Capital Group, Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive Kinsale Capital Group, Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the definitive Kinsale Capital Group, Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive Kinsale Capital Group, Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the definitive Kinsale Capital Group, Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements of Kinsale Capital Group, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:
All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
10.1
Amended and Restated Registration Rights Agreement, dated as of August 2, 2016, among Kinsale Capital Group, Inc., Moelis Capital Partners Opportunity Fund I, LP, Moelis Capital Partners Opportunity Fund I-A, LP, Virginia Capital Private Equity, LP, M.P. Kehoe, LLC and the other stockholders party thereto (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
.

10.2
Director Nomination Agreement, dated as of July 28, 2016, between Moelis Capital Partners Opportunity Fund I, LP and Moelis Capital Partners Opportunity Fund I-A, LP and Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.3+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.4a+
Form of Stock Option Grant Notice and Award Agreement (Employee) (incorporated by reference to Exhibit 10.5a to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.4b+
Form of Stock Option Grant Notice and Award Agreement (Director) (incorporated by reference to Exhibit 10.5b to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.5+
Kinsale Capital Group, Inc. (as successor to Kinsale Capital Group, Ltd.) 2010 Stock Incentive Plan, dated as of May 13, 2010 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.6+
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

21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**
Furnished with this Annual Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Exchange Act.

+	Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2017.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	March 16, 2017
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2017
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	March 16, 2017

/s/ Joel G. Killion
Joel G. Killion	Director	March 16, 2017

/s/ Robert Lippincott III
Robert Lippincott III	Director	March 16, 2017

/s/ James J. Ritchie
James J. Ritchie	Director	March 16, 2017

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	March 16, 2017

/s/ Edward D. Yun
Edward D. Yun	Director	March 16, 2017