Form 10-Q
period 2017-03-31
Kinsale Capital Group, Inc.
filed 2017-05-04
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

2221 Edward Holland Drive, Suite 600 Richmond, VA 23230
(Address of principal executive offices)
(804) 289-1300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at May 1, 2017: 20,968,707

KINSALE CAPITAL GROUP, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $399,331 in 2017; $413,526 in 2016)	$397,757	$411,223
Equity securities available-for-sale, at fair value (cost: $17,465 in 2017; $14,350 in 2016)	22,410	18,374
Total investments	420,167	429,597
Cash and cash equivalents	75,556	50,752
Investment income due and accrued	2,500	2,293
Premiums receivable, net	18,696	16,984
Receivable from reinsurers	—	8,567
Reinsurance recoverables	40,649	70,317
Ceded unearned premiums	14,183	13,512
Deferred policy acquisition costs, net of ceding commissions	10,501	10,150
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,653	6,605
Other assets	2,012	2,074
Total assets	$594,455	$614,389

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$273,001	$264,801
Unearned premiums	93,744	89,344
Payable to reinsurers	3,316	4,090
Funds held for reinsurers	—	36,497
Accounts payable and accrued expenses	3,399	8,752
Other liabilities	4,524	691
Total liabilities	377,984	404,175

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 20,968,707 shares issued and outstanding at March 31, 2017 and December 31, 2016	210	210
Additional paid-in capital	153,514	153,353
Retained earnings	58,663	53,640
Accumulated other comprehensive income	4,084	3,011
Stockholders’ equity	216,471	210,214
Total liabilities and stockholders’ equity	$594,455	$614,389

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenues:
Gross written premiums	$52,862	$43,082
Ceded written premiums	(8,700)	4,713
Net written premiums	44,162	47,795
Change in unearned premiums	(3,729)	(17,198)
Net earned premiums	40,433	30,597
Net investment income	2,286	1,676
Net realized investment (losses) gains	(32)	387
Other income	—	58
Total revenues	42,687	32,718

Expenses:
Losses and loss adjustment expenses	22,107	18,121
Underwriting, acquisition and insurance expenses	11,294	6,248
Other expenses	—	460
Total expenses	33,401	24,829
Income before income taxes	9,286	7,889
Total income tax expense	3,005	2,632
Net income	6,281	5,257
Other comprehensive income:
Change in unrealized gains, net of taxes of $577 in 2017 and $1,145 in 2016	1,073	2,126
Total comprehensive income	$7,354	$7,383

Earnings per share - basic:
Common stock	$0.30	$—
Common stock - Class A	$—	$0.37
Common stock - Class B	$—	$0.07

Earnings per share - diluted:
Common stock	$0.29	$—
Common stock - Class A	$—	$0.37
Common stock - Class B	$—	$0.07

Weighted-average shares outstanding - basic:
Common stock	20,969	—
Common stock - Class A	—	13,803
Common stock - Class B	—	1,531

Weighted-average shares outstanding - diluted:
Common stock	21,389	—
Common stock - Class A	—	13,803
Common stock - Class B	—	1,538

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Shares of Common Stock	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2015	13,803	1,514	—	$1	$—	$—	$80,229	$29,570	$3,651	$113,451
Stock-based compensation	—	21	—	—	—	—	7	—	—	7
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2,126	2,126
Net income	—	—	—	—	—	—	—	5,257	—	5,257
Balance at March 31, 2016	13,803	1,535	—	$1	$—	$—	$80,236	$34,827	$5,777	$120,841

Balance at December 31, 2016	—	—	20,969	$—	$—	$210	$153,353	$53,640	$3,011	$210,214
Stock-based compensation	—	—	—	—	—	—	161	—	—	161
Dividends	—	—	—	—	—	—	—	(1,258)	—	(1,258)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,073	1,073
Net income	—	—	—	—	—	—	—	6,281	—	6,281
Balance at March 31, 2017	—	—	20,969	$—	$—	$210	$153,514	$58,663	$4,084	$216,471

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities:
Net cash provided by operating activities	$15,447	$16,169

Investing activities:
Purchase of property and equipment	(31)	(122)
Change in short-term investments, net	—	(7,684)
Securities available-for-sale:
Purchases – fixed maturity securities	(6,147)	(24,039)
Purchases – equity securities	(3,114)	(2,084)
Sales – fixed maturity securities	718	9,328
Maturities and calls – fixed maturity securities	19,198	9,901
Net cash provided by (used in) investing activities	10,624	(14,700)

Financing activities:
Dividends paid	(1,258)	—
Payments on capital lease	(9)	(33)
Net cash used in financing activities	(1,267)	(33)
Net change in cash and cash equivalents	24,804	1,436
Cash and cash equivalents at beginning of year	50,752	24,544
Cash and cash equivalents at end of period	$75,556	$25,980

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the 2016 audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the "Company") included in the Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be initially measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate at the inception of the lease. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
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
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities
On March 30, 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. This ASU is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. Upon adoption, the update will applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$6	$(22)	$12,090
Obligations of states, municipalities and political subdivisions	128,662	1,756	(2,574)	127,844
Corporate and other securities	107,713	560	(154)	108,119
Asset-backed securities	68,965	241	(218)	68,988
Residential mortgage-backed securities	81,885	554	(1,723)	80,716
Total fixed maturities	399,331	3,117	(4,691)	397,757

Equity securities:
Exchange traded funds	17,465	4,952	(7)	22,410
Total available-for-sale investments	$416,796	$8,069	$(4,698)	$420,167

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$8	$(16)	$12,098
Obligations of states, municipalities and political subdivisions	124,728	1,470	(2,960)	123,238
Corporate and other securities	118,473	550	(233)	118,790
Asset-backed securities	73,317	241	(264)	73,294
Residential mortgage-backed securities	84,902	585	(1,684)	83,803
Total fixed maturities	413,526	2,854	(5,157)	411,223

Equity securities:
Exchange traded funds	14,350	4,026	(2)	18,374
Total available-for-sale investments	$427,876	$6,880	$(5,159)	$429,597
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

The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$11,975	$(22)	$—	$—	$11,975	$(22)
Obligations of states, municipalities and political subdivisions	63,280	(2,517)	3,214	(57)	66,494	(2,574)
Corporate and other securities	41,345	(114)	6,962	(40)	48,307	(154)
Asset-backed securities	13,408	(194)	7,267	(24)	20,675	(218)
Residential mortgage-backed securities	63,050	(1,443)	7,279	(280)	70,329	(1,723)
Total fixed maturities	193,058	(4,290)	24,722	(401)	217,780	(4,691)

Equity securities:
Exchange traded funds	1,013	(7)	—	—	1,013	(7)
Total	$194,071	$(4,297)	$24,722	$(401)	$218,793	$(4,698)
At March 31, 2017, the Company held 210 fixed maturity securities with a total estimated fair value of $217.8 million and gross unrealized losses of $4.7 million. Of these securities, 21 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At March 31, 2017, 92.1% of the Company’s fixed maturity securities were rated "A-" or better and made expected coupon payments under the contractual terms of the securities. At March 31, 2017, the Company held three exchange traded funds ("ETFs") in its equity portfolio with a total estimated fair value of $1.0 million and gross unrealized losses of $7 thousand. None of these securities were in a continuous unrealized loss position for greater than one year. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the three months ended March 31, 2017.

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
Within its equity portfolio, the Company holds an ETF with exposure across developed and emerging non-U.S. equity markets around the world. This ETF had been in an unrealized loss position for greater than one year and, management concluded based upon its review, it was other-than-temporarily impaired. The Company recognized an impairment loss of $0.3 million on this fund for the year ended December 31, 2016.

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at March 31, 2017 are summarized, by contractual maturity, as follows:

	March 31, 2017
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$67,053	$67,053
Due after one year through five years	56,664	57,157
Due after five years through ten years	24,556	25,124
Due after ten years	100,208	98,719
Asset-backed securities	68,965	68,988
Residential mortgage-backed securities	81,885	80,716
Total fixed maturities	$399,331	$397,757
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest:
Taxable bonds	$1,537	$1,389
Municipal bonds (tax exempt)	794	406
Cash, cash equivalents, and short-term investments	87	8
Dividends on equity securities	110	84
Gross investment income	2,528	1,887
Investment expenses	(242)	(211)
Net investment income	$2,286	$1,676

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Realized gains:
Sales of fixed maturities	$—	$387
Total realized gains	—	387

Realized losses:
Sales of fixed maturities	(32)	—
Total realized losses	(32)	—
Net investment (losses) gains	$(32)	$387
Change in net unrealized gains (losses) on investments
The following table presents the change in available-for-sale net unrealized gains (losses) by investment type for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$729	$2,930
Equity securities	921	341
Net increase	$1,650	$3,271
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.0 million on deposit with state regulatory authorities at March 31, 2017 and December 31, 2016.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $0.8 million at March 31, 2017 and $0.6 million at December 31, 2016. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,090	$—	$—	$12,090
Obligations of states, municipalities and political subdivisions	—	127,844	—	127,844
Corporate and other securities	—	108,119	—	108,119
Asset-backed securities	—	68,988	—	68,988
Residential mortgage-backed securities	—	80,716	—	80,716
Total fixed maturities	12,090	385,667	—	397,757

Equity securities:
Exchange traded funds	22,410	—	—	22,410
Total	$34,500	$385,667	$—	$420,167

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	—	123,238	—	123,238
Corporate and other securities	—	118,790	—	118,790
Asset-backed securities	—	73,294	—	73,294
Residential mortgage-backed securities	—	83,803	—	83,803
Total fixed maturities	12,098	399,125	—	411,223

Equity securities:
Exchange traded funds	18,374	—	—	18,374
Total	$30,472	$399,125	$—	$429,597
There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2017. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.
Due to the relatively short-term nature of cash and cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$10,150	$(1,696)
Policy acquisition costs deferred:
Direct commissions	7,880	6,400
Ceding commissions	(2,591)	2,791
Other underwriting and policy acquisition costs	761	726
Policy acquisition costs deferred	6,050	9,917
Amortization of net policy acquisition costs	(5,699)	(2,916)
Balance, end of period	$10,501	$5,305
For the three months ended March 31, 2016, the deferred ceding commissions were affected by the change in the ceding percentage under the Company's multi-line quota share reinsurance treaty ("MLQS"). See Note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2017 and 2016 consist of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Gross commissions	$7,149	$6,406
Ceding commissions	(2,346)	(5,408)
Other operating expenses	6,491	5,250
Total	$11,294	$6,248
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $5.0 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively.

6.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Earnings allocable to common stockholders	$6,281	$—
Earnings allocable to Class A stockholders	$—	$5,154
Earnings allocable to Class B stockholders	$—	$103

Basic earnings per share:
Common stock	$0.30	$—
Class A common stock	$—	$0.37
Class B common stock	$—	$0.07

Diluted earnings per share:
Common stock	$0.29	$—
Class A common stock	$—	$0.37
Class B common stock	$—	$0.07

Basic weighted average shares outstanding:
Common stock	20,969	—
Class A common stock	—	13,803
Class B common stock	—	1,531

Dilutive effect of shares issued under stock compensation arrangements:
Common stock - stock options	420	—
Class B common stock - unvested restricted stock grants	—	7

Diluted weighted average shares outstanding:
Common stock	21,389	—
Class A common stock	—	13,803
Class B common stock	—	1,538
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
Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders for the three months ended March 31, 2016. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the three months ended March 31, 2016.
There were no anti-dilutive stock options for the three months ended March 31, 2017.

7.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2017	2016
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$194,602	$124,126
Commutation of MLQS	27,929	24,296
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	222,531	148,422
Incurred losses and loss adjustment expenses:
Current year	27,211	20,844
Prior years	(5,104)	(2,723)
Total net losses and loss adjustment expenses incurred	22,107	18,121

Payments:
Current year	333	290
Prior years	11,566	5,133
Total payments	11,899	5,423
Net reserves for unpaid losses and loss adjustment expenses, end of period	232,739	161,120
Reinsurance recoverable on unpaid losses	40,262	74,157
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$273,001	$235,277

During the three months ended March 31, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $5.1 million. The favorable development was primarily attributable to the 2016 accident year of $3.3 million and the 2015 accident year of $2.5 million, which were due to reported losses emerging at a lower level than expected. The favorable development was offset in part by adverse development of $0.9 million for the 2013 accident year.
During the three months ended March 31, 2016, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2015 developed favorably by $2.7 million. The favorable development was attributable primarily to the 2015 accident year of $1.7 million and the 2014 accident year of $0.8 million, which were due to reported losses emerging at a lower level than expected.
See Note 8 for further details regarding the commutation of the MLQS.

8.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Written:
Direct	$52,862	$42,990
Assumed	—	92
Ceded	(8,700)	4,713
Net written	$44,162	$47,795

Earned:
Direct	$48,462	$43,093
Assumed	—	32
Ceded	(8,029)	(12,528)
Net earned	$40,433	$30,597
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $2.4 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, reinsurance recoverables on paid and unpaid losses were $0.3 million and $40.3 million, respectively. At December 31, 2016, reinsurance recoverables on paid and unpaid losses were and $0.1 million and $70.2 million, respectively.
Multi-line quota share reinsurance
Historically, the Company participated in a MLQS treaty that transferred a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance Company, an Arkansas insurance company ("Kinsale Insurance"), to third-party reinsurers in exchange for a proportion of the direct written premiums on that business. The MLQS was subject to annual renewal and, in accordance with the terms of the MLQS, the Company could adjust the amount of business ceded on a quarterly basis. Under the terms of the MLQS covering the period January 1, 2016 to December 31, 2016 (the "2016 MLQS"), Kinsale Insurance received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4% of ceded written premium. The 2016 MLQS included a sliding scale commission provision that adjusted the ceding commissions within a range of 25% to 41% based on the loss experience of the business ceded. Effective January 1, 2016, the Company reduced the ceding percentage from 40% as of December 31, 2015 to 15%. The change in the ceding percentage reduced ceded written premiums by $17.0 million at January 1, 2016, with a corresponding reduction to ceded unearned premiums. As a result of the successful completion of the initial public offering ("IPO") in August 2016, the Company terminated and commuted the 2016 MLQS on October 1, 2016.
Effective January 1, 2016, the Company commuted the MLQS covering the period January 1, 2014 to December 31, 2014 (the "2014 MLQS"). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by $34.2 million at January 1, 2016, with a corresponding reduction to funds held for reinsurers. Effective January 1, 2017, the Company commuted the MLQS covering the period January 1, 2015 to December 31, 2015 (the "2015 MLQS"). The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $36.5 million, with a corresponding reduction to funds held for reinsurers. The Company did not renew the MLQS for the 2017 calendar year and there are no remaining MLQS balances outstanding as of January 1, 2017. The commutations did not have any effect on the Company's results of operations or cash flows for the applicable periods.
9.     Other comprehensive income
The following table summarizes the components of other comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Unrealized gains arising during the period, before income taxes	$1,618	$3,658
Income taxes	(566)	(1,280)
Unrealized gains arising during the period, net of income taxes	1,052	2,378
Less reclassification adjustment:
Net realized investment gains (losses)	(32)	387
Income taxes	11	(135)
Reclassification adjustment included in net income	(21)	252
Other comprehensive income	$1,073	$2,126
The sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
References to the "Company," "Kinsale," "we," "us," and "our" are to Kinsale Capital Group, Inc. and its subsidiaries, unless the context otherwise requires.

Overview
Founded in 2009, Kinsale is an established and growing specialty insurance company. Kinsale focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, primarily through a network of independent insurance brokers.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2017, the percentage breakdown of our gross written premiums was 93.7% casualty and 6.3% property. Our commercial lines offerings include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.6% of our gross written premiums in the first three months of 2017.
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
Effective January 1, 2016, we reduced the ceding percentage from 40% to 15%, while the provisional ceding commission rate remained at 41%. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016. Effective January 1, 2017, the remaining MLQS was commuted, which covered the 2015 calendar year. We did not renew the MLQS for the 2017 calendar year and there are no remaining MLQS balances outstanding as of January 1, 2017.

The effect of the MLQS on our results of operations was primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following table summarizes the effect of the MLQS on our underwriting income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$52,862	$—	$52,862	$43,082	$—	$43,082
Ceded written premiums	(8,700)	—	(8,700)	4,713	11,589	(6,876)
Net written premiums	$44,162	$—	$44,162	$47,795	$11,589	$36,206
Net retention (1)	83.5%		83.5%	110.9%		84.0%

Net earned premiums	$40,433	$—	$40,433	$30,597	$(5,432)	$36,029
Losses and loss adjustment expenses	(22,107)	—	(22,107)	(18,121)	1,810	(19,931)
Underwriting, acquisition and insurance expenses	(11,294)	—	(11,294)	(6,248)	3,405	(9,653)
Underwriting income (2)	$7,032	$—	$7,032	$6,228	$(217)	$6,445

Loss ratio	54.7%	—%	—	59.2%	33.3%	—
Expense ratio	27.9%	—%	—	20.4%	62.7%	—
Combined ratio	82.6%	—%	—	79.6%	96.0%	—

Adjusted loss ratio (3)	—	—	54.7%	—	—	55.3%
Adjusted expense ratio (3)	—	—	27.9%	—	—	26.8%
Adjusted combined ratio (3)	—	—	82.6%	—	—	82.1%
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
Our results of operations may be difficult to compare from year to year as we made periodic adjustments to the amount of business we ceded under the terms of the MLQS, may have changed the negotiated terms of the MLQS upon renewal, may have increased or decreased the ceding commission under the MLQS based on the loss experience of the business ceded and may have commuted and terminated the MLQS in a given period. In light of the impact of the MLQS on our results of operations, we internally evaluated our financial performance both including and excluding the effects of the MLQS.

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
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as pre-tax income, excluding net investment income, net investment gains and losses, and other income and expenses. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
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

Results of operations
Three months ended March 31, 2017 compared to three months ended March 31, 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$52,862	$43,082	$9,780	22.7%
Ceded written premiums	(8,700)	4,713	(13,413)	(284.6)%
Net written premiums	$44,162	$47,795	$(3,633)	(7.6)%

Net earned premiums	$40,433	$30,597	$9,836	32.1%
Losses and loss adjustment expenses	22,107	18,121	3,986	22.0%
Underwriting, acquisition and insurance expenses	11,294	6,248	5,046	80.8%
Underwriting income (1)	7,032	6,228	804	12.9%
Other expenses, net	—	(402)	402	(100.0)%
Net investment income	2,286	1,676	610	36.4%
Net investment gains	(32)	387	(419)	(108.3)%
Income before taxes	9,286	7,889	1,397	17.7%
Income tax expense	3,005	2,632	373	14.2
Net income	$6,281	$5,257	$1,024	19.5%

Return on equity	11.8%	18.0%

Loss ratio	54.7%	59.2%
Expense ratio	27.9%	20.4%
Combined ratio	82.6%	79.6%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $6.3 million for the three months ended March 31, 2017 compared to $5.3 million for the three months ended March 31, 2016, an increase of 19.5%. Underwriting income increased by $0.8 million, or 12.9%, to $7.0 million for the three months ended March 31, 2017 compared to $6.2 million for the three months ended March 31, 2016. The increase in our underwriting income during the period was due to an increase in premium volume and higher favorable development on prior accident years, offset in part by higher employee compensation and public company operating costs.
Underwriting income, excluding the effect of the 2016 MLQS, was $7.0 million for the three months ended March 31, 2017 compared to $6.4 million for the three months ended March 31, 2016, an increase of $0.6 million, or 9.1%. The corresponding adjusted combined ratio was 82.6% for the three months ended March 31, 2017 compared to 82.1% for the three months ended March 31, 2016.

Premiums
Our gross written premiums were $52.9 million for the three months ended March 31, 2017 compared to $43.1 million for the three months ended March 31, 2016, an increase of $9.8 million, or 22.7%. Premium growth in the first quarter of 2017 was principally due to a greater number of policies written from higher broker submissions, offset in part by a decrease in the average premium per policy. The average premium on a policy written was approximately $8,600 in the first quarter of 2017 compared to approximately $8,900 in the first quarter of 2016. Gross written premiums increased across most lines of business and was most notable in the construction, small business, energy and product liability divisions.
On January 1, 2016, we renewed the MLQS (the "2016 MLQS") and reduced the ceding percentage to 15% from 40%, which decreased ceded written premiums by $17.0 million at January 1, 2016, with a corresponding reduction to ceded unearned premiums. The provisional ceding commission rate for the 2016 MLQS was 41% for the three months ended March 31, 2016. Due to the successful completion of our initial public offering in the third quarter of 2016, we did not renew the MLQS for the 2017 calendar year.
Net written premiums decreased by $3.6 million, or 7.6%, to $44.2 million for the three months ended March 31, 2017 from $47.8 million for the three months ended March 31, 2016. The decrease in net written premiums was primarily due to the accounting for the change in the ceding percentage on the 2016 MLQS, as discussed above. The net retention ratio was 83.5% for the three months ended March 31, 2017 compared to 110.9% for the three months ended March 31, 2016. Excluding the effect of the 2016 MLQS, our net retention ratio was 83.5% for the three months ended March 31, 2017 compared to 84.0% for the three months ended March 31, 2016.
Net earned premiums increased by $9.8 million, or 32.1%, to $40.4 million for the three months ended March 31, 2017 from $30.6 million for the three months ended March 31, 2016. Excluding the effect of the MLQS, net earned premiums were $40.4 million for the three months ended March 31, 2017 compared to $36.0 million for the three months ended March 31, 2016, or an increase of 12.2%, due to higher net written premiums in the first quarter of 2017 compared to the first quarter of 2016.
Loss ratio
The loss ratio was 54.7% for the three months ended March 31, 2017 compared to 59.2% for the three months ended March 31, 2016. Our adjusted loss ratio was 55.3% for the three months ended March 31, 2016. This decrease in the loss ratio for the first quarter of 2017 was due primarily to higher favorable development on prior accident years during the first quarter of 2017 compared to the same period in 2016.
The following tables summarize the effect of the factors indicated above on the loss ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$27,211	67.3%	$20,844	68.1%
Effect of prior year development	(5,104)	(12.6)	(2,723)	(8.9)
	$22,107	54.7%	$18,121	59.2%

	Three Months Ended March 31,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$27,211	67.3%	$24,060	66.8%
Effect of prior year development	(5,104)	(12.6)	(4,129)	(11.5)
	$22,107	54.7%	$19,931	55.3%
Expense ratio
The expense ratio was 27.9% for the three months ended March 31, 2017 compared to 20.4% for the three months ended March 31, 2016. For the first three months ended March 31, 2016, the expense ratio was relatively low due to the effect of the MLQS. The following table summarizes the effect of the factors indicated above on the expense ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$7,149	17.7%	$6,406	20.9%
Ceding - MLQS	—	—%	(3,405)	(11.1)%
Ceding - other	(2,346)	(5.8)%	(2,003)	(6.5)%
Net commissions incurred	4,803	11.9%	998	3.3%
Other underwriting expenses	6,491	16.0%	5,250	17.1%
Underwriting, acquisition, and insurance expenses	$11,294	27.9%	$6,248	20.4%
The increase in the expense ratio in the first quarter of 2017 over the first quarter of 2016 was due primarily to the decrease in ceding commissions from non-renewal of the MLQS for the 2017 calendar year. Other underwriting expenses were $6.5 million for the three months ended March 31, 2017 compared to $5.3 million for the three months ended March 31, 2016, an increase of $1.2 million, or 23.6%. This increase was primarily due to higher employee compensation and public company operating costs in the first quarter of 2017 relative to the first quarter of 2016. Direct commissions paid as a percent of gross written premiums was 14.8% for the three months ended March 31, 2017 and 14.9% for the three months ended March 31, 2016.
Excluding the effect of the MLQS, the adjusted expense ratio was 27.9% for the three months ended March 31, 2017 compared to 26.8% for the three months ended March 31, 2016.
Combined ratio
Our combined ratio was 82.6% for the three months ended March 31, 2017 compared to 79.6% for the three months ended March 31, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 82.6% for the three months ended March 31, 2017 compared to 82.1% for the three months ended March 31, 2016.

Investing results
Our net investment income increased by 36.4% to $2.3 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016, primarily due to the increase in our investment portfolio resulting from the proceeds received from the IPO in second half of 2016 and additional premiums collected since the first quarter of 2016.
The following table summarizes net investment income and net capital gains for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	Change	% Change

Interest from fixed-maturity securities	$2,331	1,795	$536	29.9%
Dividends on equity securities	110	84	26	31.0
Other	87	8	79	987.5
Gross investment income	2,528	1,887	641	34.0
Investment expenses	(242)	(211)	(31)	14.7
Net investment income	2,286	1,676	610	36.4%
Net capital (losses) gains	(32)	387	(419)	(108.3)%
Total	$2,254	$2,063	$191	9.3%
Our investment portfolio had an annualized gross investment return of 2.3% for the three months ended March 31, 2017, compared to 2.2% for the three months ended March 31, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the three months ended March 31, 2017 and 2016.
Other expenses, net
Other expenses were $0.4 million for the three months ended March 31, 2016 were comprised principally of interest expense related to our credit facility, which was repaid in the fourth quarter of 2016.
Income tax expense
Our income tax expense was $3.0 million for the three months ended March 31, 2017 compared to $2.6 million for the three months ended March 31, 2016. Our effective tax rate was approximately 32.4% for the three months ended March 31, 2017 compared to 33.4% for the three months ended March 31, 2016. Our effective tax rate differs from the statutory tax rate primarily as a result of favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our annualized return on equity was 11.8% for the three months ended March 31, 2017 compared to 18.0% for the three months ended March 31, 2016. Annualized return on equity for the three months ended March 31, 2017 reflected the increase in our stockholders' equity from the net proceeds received from the IPO during 2016.

Liquidity and capital resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance, which is domiciled in Arkansas. Accordingly, Kinsale may receive cash through (1) loans from banks and other third parties, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions, and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes and for other business purposes.
We also receive corporate service fees from Kinsale Insurance to reimburse us for most of the operating expenses that we incur. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.
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
Our cash flows for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$15,447	$16,169
Investing activities	10,624	(14,700)
Financing activities	(1,267)	(33)
Change in cash and cash equivalents	$24,804	$1,436

Net cash provided by operating activities was approximately $15.4 million for the three months ended March 31, 2017, compared with $16.2 million for the same period in 2016. This decrease was largely driven by the timing of claim payments, reinsurance recoveries and changes in operating assets and liabilities.
Net cash provided by investing activities was $10.6 million for the three months ended March 31, 2017, compared with net cash used in investing activities of $14.7 million for the three months ended March 31, 2016. Cash provided by investing activities during the first quarter of 2017 reflected reinvestment of maturing fixed income securities into cash equivalents of $19.2 million, offset in part by selective purchases of fixed income securities, principally municipal bonds of $5.9 million. In addition, we purchased $3.1 million of equity securities during the first quarter of 2017. Cash used in investing activities during the three months ended March 31, 2016, resulted from investment of cash from operating activities and maturing fixed income securities into fixed income securities and short term investments of $21.8 million. Sales of fixed income securities of $9.3 million primarily reflected opportunistic sales of certain municipal bonds to take advantage of favorable market conditions. We purchased $2.1 million of equity securities during the first quarter of 2016.
The cash used in financing activities primarily reflects dividends paid on March 15, 2017 to all stockholders of record on February 15, 2017 of $1.3 million. There were no significant cash flows related to financing activities for the three months ended March 31, 2016.
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

In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of March 31, 2017:

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

(2)
Reinsurance is not applicable to any individual policy with a per occurrence limit of less than $1.0 million. For policies with a per occurrence limit of $1.0 million or higher, the quota share ceding percentage varies such that the retention is always $750,000. For example, for a $1.0 million limit excess policy, our retention would be 75%, whereas for a $5.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the combined primary and excess policy would not exceed $1,175,000.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2017, all reinsurance contracts that our insurance subsidiary was party to were either with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2017, we have never had an allowance for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
As of March 31, 2017, total stockholders' equity was $216.5 million and tangible stockholders' equity was $214.2 million, compared to $210.2 million total stockholders' equity and $207.9 million tangible stockholders' equity as of December 31, 2016. The increases in both total and tangible stockholders' equity over the prior year end balances were primarily due to net income and an increase in unrealized gains on investments, net of taxes, offset in part by payment of dividends.
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
Stockholders' equity at March 31, 2017 and December 31, 2016, reconciles to tangible stockholders' equity as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Stockholders' equity	$216,471	$210,214
Less: intangible assets, net of deferred taxes	2,300	2,300
Tangible stockholders' equity	$214,171	$207,914
Investment portfolio
At March 31, 2017, our cash and invested assets of $495.7 million consisted of fixed maturity securities, cash and cash equivalents and equity securities. At March 31, 2017, the majority of the investment portfolio was comprised of fixed maturity securities of $397.8 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $75.6 million of cash and cash equivalents and $22.4 million of equity securities classified as available-for-sale. Our fixed maturity securities, including cash equivalents, had a weighted average duration of 3.6 years at March 31, 2017 compared to 3.7 years at December 31, 2016. Our investment portfolio had an average rating of "AA" at March 31, 2017 and December 31, 2016. Our investment portfolio had an annualized gross investment return of 2.3% as of March 31, 2017, compared to 2.2% as of March 31, 2016.

At March 31, 2017 and December 31, 2016, the amortized cost and fair value on available-for-sale securities were as follows:

	March 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$12,090	2.9%	$12,106	$12,098	2.8%
Obligations of states, municipalities and political subdivisions	128,662	127,844	30.4%	124,728	123,238	28.7%
Corporate and other securities	107,713	108,119	25.8%	118,473	118,790	27.6%
Asset-backed securities	68,965	68,988	16.4%	73,317	73,294	17.1%
Residential mortgage-backed securities	81,885	80,716	19.2%	84,902	83,803	19.5%
Total fixed maturities	399,331	397,757	94.7%	413,526	411,223	95.7%

Equity securities:
Exchange traded funds	17,465	22,410	5.3%	14,350	18,374	4.3%
Total investments available for sale	$416,796	$420,167	100.0%	$427,876	$429,597	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2017 and December 31, 2016, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2017		December 31, 2016
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total	Estimated Fair Value	% of Total
	(in thousands)
AAA	$72,117	18.1%	$77,192	18.8%
AA	171,163	43.1%	169,864	41.3%
A	122,984	30.9%	133,587	32.5%
BBB	24,595	6.2%	25,143	6.1%
Below BBB and unrated	6,898	1.7%	5,437	1.3%
Total	$397,757	100.0%	$411,223	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
	(in thousands)
Due in one year or less	$67,053	$67,053	16.9%	$54,222	$54,232	13.2%
Due after one year through five years	56,664	57,157	14.4%	77,714	77,928	18.9%
Due after five years through ten years	24,556	25,124	6.3%	24,881	25,435	6.2%
Due after ten years	100,208	98,719	24.8%	98,490	96,531	23.5%
Asset-backed securities	68,965	68,988	17.3%	73,317	73,294	17.8%
Residential mortgage-backed securities	81,885	80,716	20.3%	84,902	83,803	20.4%
Total fixed maturities	$399,331	$397,757	100.0%	$413,526	$411,223	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.0 million at March 31, 2017 and December 31, 2016.
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
Net income for the three months ended March 31, 2017 and 2016, reconciles to underwriting income as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016

Net income	$6,281	$5,257
Income tax expense	3,005	2,632
Other expenses	—	460
Net investment income	(2,286)	(1,676)
Net realized investment losses (gains)	32	(387)
Other income	—	(58)
Underwriting income	$7,032	$6,228

Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have any material exposure to foreign currency exchange rate risk or commodity risk.
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Controls over Financial Reporting
Effective February 1, 2017, we implemented a new proprietary technology module for policy processing resulting in a material change in internal controls over financial reporting. The new module replaces licensed off-the-shelf software. Reviews and testing were conducted by management to ensure that internal controls surrounding the implementation process, the integrity of financial data, and the monthly financial close process are properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, assessment of access controls, data migration processes and month-end reconciliations. In addition to normal account reconciliation and validation procedures completed during our monthly close process, we also performed additional substantive procedures and analytical assessments during the first quarter of fiscal year 2017 to validate the accuracy of financial information.
Other than the changes related to the new software module, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
See Exhibit Index for a list of exhibits filed as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.
Date: May 4, 2017	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: May 4, 2017	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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