Form 10-Q
period 2017-06-30
Kinsale Capital Group, Inc.
filed 2017-08-03
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

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

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at August 1, 2017: 20,968,707

KINSALE CAPITAL GROUP, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $389,484 in 2017; $413,526 in 2016)	$390,678	$411,223
Equity securities available-for-sale, at fair value (cost: $20,651 in 2017; $14,350 in 2016)	26,173	18,374
Short-term investments	14,481	—
Total investments	431,332	429,597
Cash and cash equivalents	93,430	50,752
Investment income due and accrued	2,522	2,293
Premiums receivable, net	19,043	16,984
Receivable from reinsurers	—	8,567
Reinsurance recoverables	39,742	70,317
Ceded unearned premiums	13,911	13,512
Deferred policy acquisition costs, net of ceding commissions	11,578	10,150
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,210	6,605
Other assets	1,660	2,074
Total assets	$622,966	$614,389

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$284,428	$264,801
Unearned premiums	100,193	89,344
Payable to reinsurers	3,246	4,090
Funds held for reinsurers	—	36,497
Accounts payable and accrued expenses	4,986	8,752
Other liabilities	4,068	691
Total liabilities	396,921	404,175

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 20,968,707 shares issued and outstanding at June 30, 2017 and December 31, 2016	210	210
Additional paid-in capital	153,677	153,353
Retained earnings	65,900	53,640
Accumulated other comprehensive income	6,258	3,011
Stockholders’ equity	226,045	210,214
Total liabilities and stockholders’ equity	$622,966	$614,389

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Gross written premiums	$57,753	$50,107	$110,615	$93,189
Ceded written premiums	(7,980)	(14,446)	(16,680)	(9,733)
Net written premiums	49,773	35,661	93,935	83,456
Change in unearned premiums	(6,721)	(3,878)	(10,450)	(21,076)
Net earned premiums	43,052	31,783	83,485	62,380
Net investment income	2,432	1,819	4,718	3,495
Net realized investment gains (losses)	24	(4)	(8)	383
Other income	—	78	—	136
Total revenues	45,508	33,676	88,195	66,394

Expenses:
Losses and loss adjustment expenses	21,859	17,456	43,966	35,577
Underwriting, acquisition and insurance expenses	10,492	6,481	21,786	12,729
Other expenses	402	486	402	946
Total expenses	32,753	24,423	66,154	49,252
Income before income taxes	12,755	9,253	22,041	17,142
Total income tax expense	4,260	3,196	7,265	5,828
Net income	8,495	6,057	14,776	11,314
Other comprehensive income:
Change in unrealized gains, net of taxes of $1,171 and $1,748 in 2017 and $1,557 and $2,702 in 2016	2,174	2,890	3,247	5,016
Total comprehensive income	$10,669	$8,947	$18,023	$16,330

Earnings per share - basic:
Common stock	$0.41	$—	$0.70	$—
Common stock - Class A	$—	$0.42	$—	$0.79
Common stock - Class B	$—	$0.19	$—	$0.26

Earnings per share - diluted:
Common stock	$0.40	$—	$0.69	$—
Common stock - Class A	$—	$0.42	$—	$0.79
Common stock - Class B	$—	$0.18	$—	$0.25

Weighted-average shares outstanding - basic:
Common stock	20,969	—	20,969	—
Common stock - Class A	—	13,803	—	13,803
Common stock - Class B	—	1,583	—	1,557

Weighted-average shares outstanding - diluted:
Common stock	21,457	—	21,425	—
Common stock - Class A	—	13,803	—	13,803
Common stock - Class B	—	1,666	—	1,650

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Shares of Common Stock	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2015	13,803	1,514	—	$1	$—	$—	$80,229	$29,570	$3,651	$113,451
Stock-based compensation	—	162	—	—	—	—	44	—	—	44
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5,016	5,016
Net income	—	—	—	—	—	—	—	11,314	—	11,314
Balance at June 30, 2016	13,803	1,676	—	$1	$—	$—	$80,273	$40,884	$8,667	$129,825

Balance at December 31, 2016	—	—	20,969	$—	$—	$210	$153,353	$53,640	$3,011	$210,214
Stock-based compensation	—	—	—	—	—	—	324	—	—	324
Dividends	—	—	—	—	—	—	—	(2,516)	—	(2,516)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	3,247	3,247
Net income	—	—	—	—	—	—	—	14,776	—	14,776
Balance at June 30, 2017	—	—	20,969	$—	$—	$210	$153,677	$65,900	$6,258	$226,045

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities:
Net cash provided by operating activities	$40,782	$36,480

Investing activities:
Purchase of property and equipment	(62)	(236)
Change in short-term investments, net	(14,481)	(4,354)
Securities available-for-sale:
Purchases – fixed maturity securities	(21,161)	(64,207)
Purchases – equity securities	(6,301)	(2,202)
Sales – fixed maturity securities	719	13,055
Maturities and calls – fixed maturity securities	45,707	19,223
Net cash provided by (used in) investing activities	4,421	(38,721)

Financing activities:
Dividends paid	(2,516)	—
Payments on capital lease	(9)	(67)
Net cash used in financing activities	(2,525)	(67)
Net change in cash and cash equivalents	42,678	(2,308)
Cash and cash equivalents at beginning of year	50,752	24,544
Cash and cash equivalents at end of period	$93,430	$22,236

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions.
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

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,106	$6	$(25)	$9,087
Obligations of states, municipalities and political subdivisions	132,826	2,694	(1,357)	134,163
Corporate and other securities	91,557	615	(117)	92,055
Asset-backed securities	76,929	400	(176)	77,153
Residential mortgage-backed securities	79,066	512	(1,358)	78,220
Total fixed maturities	389,484	4,227	(3,033)	390,678

Equity securities:
Exchange traded funds	20,651	5,535	(13)	26,173
Total available-for-sale investments	$410,135	$9,762	$(3,046)	$416,851

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$8	$(16)	$12,098
Obligations of states, municipalities and political subdivisions	124,728	1,470	(2,960)	123,238
Corporate and other securities	118,473	550	(233)	118,790
Asset-backed securities	73,317	241	(264)	73,294
Residential mortgage-backed securities	84,902	585	(1,684)	83,803
Total fixed maturities	413,526	2,854	(5,157)	411,223

Equity securities:
Exchange traded funds	14,350	4,026	(2)	18,374
Total available-for-sale investments	$427,876	$6,880	$(5,159)	$429,597
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
For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income. For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$8,972	$(25)	$—	$—	$8,972	$(25)
Obligations of states, municipalities and political subdivisions	61,143	(1,318)	3,236	(39)	64,379	(1,357)
Corporate and other securities	31,520	(64)	7,697	(53)	39,217	(117)
Asset-backed securities	19,211	(171)	1,071	(5)	20,282	(176)
Residential mortgage-backed securities	60,390	(1,122)	6,619	(236)	67,009	(1,358)
Total fixed maturities	181,236	(2,700)	18,623	(333)	199,859	(3,033)

Equity securities:
Exchange traded funds	1,680	(13)	—	—	1,680	(13)
Total	$182,916	$(2,713)	$18,623	$(333)	$201,539	$(3,046)
At June 30, 2017, the Company held 199 fixed maturity securities with a total estimated fair value of $199.9 million and gross unrealized losses of $3.0 million. Of these securities, 15 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At June 30, 2017, 92.2% of the Company’s fixed maturity securities were rated "A-" or better and made expected coupon payments under the contractual terms of the securities. At June 30, 2017, the Company held three exchange traded funds ("ETFs") in its equity portfolio with a total estimated fair value of $1.7 million and gross unrealized losses of $13 thousand. None of these securities were in a continuous unrealized loss position for greater than one year. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the six months ended June 30, 2017.

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

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at June 30, 2017 are summarized, by contractual maturity, as follows:

	June 30, 2017
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$59,336	$59,330
Due after one year through five years	45,464	46,012
Due after five years through ten years	24,489	25,425
Due after ten years	104,200	104,538
Asset-backed securities	76,929	77,153
Residential mortgage-backed securities	79,066	78,220
Total fixed maturities	$389,484	$390,678
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest:
Taxable bonds	$1,508	$1,524	$3,045	$2,913
Municipal bonds (tax exempt)	818	375	1,612	781
Cash, cash equivalents, and short-term investments	167	12	254	20
Dividends on equity securities	185	118	295	202
Gross investment income	2,678	2,029	5,206	3,916
Investment expenses	(246)	(210)	(488)	(421)
Net investment income	$2,432	$1,819	$4,718	$3,495

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Realized gains:
Sales of fixed maturities	$24	$23	$24	$410
Sales of short-term and other	—	1	—	1
Total realized gains	24	24	24	411

Realized losses:
Sales of fixed maturities	—	(28)	(32)	(28)
Total realized losses	—	(28)	(32)	(28)
Net investment gains (losses)	$24	$(4)	$(8)	$383
Change in net unrealized gains on investments
The following table presents the change in available-for-sale net unrealized gains by investment type for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Change in net unrealized gains:
Fixed maturities	$2,768	$4,087	$3,497	$7,016
Equity securities	577	360	1,498	701
Net increase	$3,345	$4,447	$4,995	$7,717
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.1 million and $7.0 million on deposit with state regulatory authorities at June 30, 2017 and December 31, 2016, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $3.0 million at June 30, 2017 and $0.6 million at December 31, 2016. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as non-cash transactions for purposes of cash flow presentation.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,087	$—	$—	$9,087
Obligations of states, municipalities and political subdivisions	—	134,163	—	134,163
Corporate and other securities	—	92,055	—	92,055
Asset-backed securities	—	74,653	2,500	77,153
Residential mortgage-backed securities	—	78,220	—	78,220
Total fixed maturities	9,087	379,091	2,500	390,678

Equity securities:
Exchange traded funds	26,173	—	—	26,173
Total	$35,260	$379,091	$2,500	$416,851

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	—	123,238	—	123,238
Corporate and other securities	—	118,790	—	118,790
Asset-backed securities	—	73,294	—	73,294
Residential mortgage-backed securities	—	83,803	—	83,803
Total fixed maturities	12,098	399,125	—	411,223

Equity securities:
Exchange traded funds	18,374	—	—	18,374
Total	$30,472	$399,125	$—	$429,597
During the second quarter of 2017, the Company purchased one asset-backed security for $2.5 million, which was classified as a Level 3 investment since the fair value of the security was estimated using a single broker quote.
There were no transfers into or out of Level 1 and Level 2 during the six months ended June 30, 2017. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$10,501	$5,305	$10,150	$(1,696)
Policy acquisition costs deferred:
Direct commissions	8,625	7,448	16,505	13,848
Ceding commissions	(2,392)	(4,995)	(4,983)	(2,204)
Other underwriting and policy acquisition costs	756	700	1,517	1,426
Policy acquisition costs deferred	6,989	3,153	13,039	13,070
Amortization of net policy acquisition costs	(5,912)	(2,943)	(11,611)	(5,859)
Balance, end of period	$11,578	$5,515	$11,578	$5,515
For the three and six months ended June 30, 2016, the deferred ceding commissions were affected by the change in the ceding percentage under the Company's multi-line quota share reinsurance treaty ("MLQS"). See Note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2017 and 2016 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$7,544	$6,668	$14,693	$13,074
Ceding commissions	(2,466)	(5,218)	(4,812)	(10,626)
Other operating expenses	5,414	5,031	11,905	10,281
Total	$10,492	$6,481	$21,786	$12,729
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $4.5 million and $4.2 million for the three months ended June 30, 2017 and 2016, respectively. Salaries, bonus and employee benefits expenses were $9.5 million and $8.8 million for the six months ended June 30, 2017 and 2016.

6.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Earnings allocable to common stockholders	$8,495	$—	$14,776	$—
Earnings allocable to Class A stockholders	$—	$5,754	$—	$10,909
Earnings allocable to Class B stockholders	$—	$303	$—	$405

Basic earnings per share:
Common stock	$0.41	$—	$0.70	$—
Class A common stock	$—	$0.42	$—	$0.79
Class B common stock	$—	$0.19	$—	$0.26

Diluted earnings per share:
Common stock	$0.40	$—	$0.69	$—
Class A common stock	$—	$0.42	$—	$0.79
Class B common stock	$—	$0.18	$—	$0.25

Basic weighted average shares outstanding:
Common stock	20,969	—	20,969	—
Class A common stock	—	13,803	—	13,803
Class B common stock	—	1,583	—	1,557

Dilutive effect of shares issued under stock compensation arrangements:
Common stock - stock options	488	—	456	—
Class B common stock - unvested restricted stock grants	—	83	—	93

Diluted weighted average shares outstanding:
Common stock	21,457	—	21,425	—
Class A common stock	—	13,803	—	13,803
Class B common stock	—	1,666	—	1,650
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
Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders for the three and six months ended June 30, 2016. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the three and six months ended June 30, 2016.
There were no anti-dilutive stock options for the three and six months ended June 30, 2017.

7.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2017	2016
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$194,602	$124,126
Commutation of MLQS	27,929	24,296
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	222,531	148,422
Incurred losses and loss adjustment expenses:
Current year	52,902	40,984
Prior years	(8,936)	(5,407)
Total net losses and loss adjustment expenses incurred	43,966	35,577

Payments:
Current year	2,185	1,078
Prior years	19,508	13,026
Total payments	21,693	14,104
Net reserves for unpaid losses and loss adjustment expenses, end of period	244,804	169,895
Reinsurance recoverable on unpaid losses	39,624	75,315
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$284,428	$245,210

During the six months ended June 30, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $8.9 million. The favorable development was primarily attributable to $5.8 million and $3.7 million from the 2016 and 2015 accident years, respectively and due to reported losses emerging at a lower level than expected.
During the six months ended June 30, 2016, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2015 developed favorably by $5.4 million. The favorable development was attributable primarily to $2.8 million and $3.3 million from the 2015 and 2014 accident years, respectively and due to reported losses emerging at a lower level than expected.
See Note 8 for further details regarding the commutation of the MLQS.

8.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Written:
Direct	$57,753	$50,161	$110,615	$93,151
Assumed	—	(54)	—	38
Ceded	(7,980)	(14,446)	(16,680)	(9,733)
Net written	$49,773	$35,661	$93,935	$83,456

Earned:
Direct	$51,304	$44,895	$99,766	$87,987
Assumed	—	2	—	34
Ceded	(8,252)	(13,114)	(16,281)	(25,641)
Net earned	$43,052	$31,783	$83,485	$62,380
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $(0.6) million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively. Ceded incurred losses and loss adjustment expenses were $1.8 million and $7.8 million for the six months ended June 30, 2017 and 2016, respectively.  At June 30, 2017 reinsurance recoverables on paid and unpaid losses were $0.1 million and $39.6 million, respectively. At December 31, 2016, reinsurance recoverables on paid and unpaid losses were $0.1 million and $70.2 million, respectively.
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
9.     Other comprehensive income
The following table summarizes the components of other comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized gains arising during the period, before income taxes	$3,369	$4,421	$4,987	$8,079
Income taxes	(1,179)	(1,548)	(1,745)	(2,828)
Unrealized gains arising during the period, net of income taxes	2,190	2,873	3,242	5,251
Less reclassification adjustment:
Net realized investment gains (losses)	24	(26)	(8)	361
Income taxes	(8)	9	3	(126)
Reclassification adjustment included in net income	16	(17)	(5)	235
Other comprehensive income	$2,174	$2,890	$3,247	$5,016
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
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
References to the "Company," "Kinsale," "we," "us," and "our" are to Kinsale Capital Group, Inc. and its subsidiaries, unless the context otherwise requires.

Overview
Founded in 2009, Kinsale is an established and growing specialty insurance company. Kinsale focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, primarily through a network of independent insurance brokers.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2017, the percentage breakdown of our gross written premiums was 93.0% casualty and 7.0% property. Our commercial lines offerings include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.2% of our gross written premiums in the first six months of 2017.
Factors affecting our results of operations
The MLQS
Historically, a significant amount of our business had been reinsured through our MLQS with third-party reinsurers. This agreement allowed us to cede a portion of the risk related to certain lines of underwritten business in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS was subject to annual renewal; however, we retained the right to adjust the amount of business we ceded on a quarterly basis in accordance with the terms of the MLQS. We monitored the ceding percentage under the MLQS and adjusted this percentage based on our projected direct written premiums. We adjusted the ceding percentage under the MLQS for future periods depending on future business conditions in our industry. Generally, we increased the ceding percentage when the growth rate of gross written premiums was higher relative to the growth rate of Kinsale Insurance’s capital position, and decreased the ceding percentage when the growth rate of Kinsale Insurance’s capital position was higher relative to the growth rate of gross written premiums.
As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016. Effective January 1, 2017, the remaining MLQS was commuted, which covered the 2015 calendar year. We did not renew the MLQS for the 2017 calendar year and there are no remaining MLQS balances outstanding as of January 1, 2017.
The effect of the MLQS on our results of operations was primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$57,753	$—	$57,753	$50,107	$—	$50,107
Ceded written premiums	(7,980)	—	(7,980)	(14,446)	(6,363)	(8,083)
Net written premiums	$49,773	$—	$49,773	$35,661	$(6,363)	$42,024
Net retention (1)	86.2%		86.2%	71.2%		83.9%

Net earned premiums	$43,052	$—	$43,052	$31,783	$(5,692)	$37,475
Losses and loss adjustment expenses	(21,859)	—	(21,859)	(17,456)	2,385	(19,841)
Underwriting, acquisition and insurance expenses	(10,492)	—	(10,492)	(6,481)	3,080	(9,561)
Underwriting income (2)	$10,701	$—	$10,701	$7,846	$(227)	$8,073

Loss ratio	50.8%	—%	—	54.9%	41.9%	—
Expense ratio	24.4%	—%	—	20.4%	54.1%	—
Combined ratio	75.2%	—%	—	75.3%	96.0%	—

Adjusted loss ratio (3)	—	—	50.8%	—	—	52.9%
Adjusted expense ratio (3)	—	—	24.4%	—	—	25.5%
Adjusted combined ratio (3)	—	—	75.2%	—	—	78.4%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$110,615	$—	$110,615	$93,189	$—	$93,189
Ceded written premiums	(16,680)	—	(16,680)	(9,733)	5,226	(14,959)
Net written premiums	$93,935	$—	$93,935	$83,456	$5,226	$78,230
Net retention (1)	84.9%		84.9%	89.6%		83.9%

Net earned premiums	$83,485	$—	$83,485	$62,380	$(11,124)	$73,504
Losses and loss adjustment expenses	(43,966)	—	(43,966)	(35,577)	4,195	(39,772)
Underwriting, acquisition and insurance expenses	(21,786)	—	(21,786)	(12,729)	6,485	(19,214)
Underwriting income (2)	$17,733	$—	$17,733	$14,074	$(444)	$14,518

Loss ratio	52.7%	—%	—	57.0%	37.7%	—
Expense ratio	26.1%	—%	—	20.4%	58.3%	—
Combined ratio	78.8%	—%	—	77.4%	96.0%	—

Adjusted loss ratio (3)	—	—	52.7%	—	—	54.1%
Adjusted expense ratio (3)	—	—	26.1%	—	—	26.1%
Adjusted combined ratio (3)	—	—	78.8%	—	—	80.2%
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
Our results of operations may be difficult to compare from period to period as we made periodic adjustments to the amount of business we ceded under the terms of the MLQS, and may have commuted and terminated the MLQS in a given period. In light of the impact of the MLQS on our results of operations, we internally evaluated our financial performance both including and excluding the effects of the MLQS.
Components of our results of operations
Gross written premiums
Gross written premiums are the amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•	New business submissions;

•	Binding of new business submissions into policies;

•	Renewals of existing policies; and

•	Average size and premium rate of bound policies.
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
Net retention ratio is the ratio of net written premiums to gross written premiums.

Results of operations
Three months ended June 30, 2017 compared to three months ended June 30, 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$57,753	$50,107	$7,646	15.3%
Ceded written premiums	(7,980)	(14,446)	6,466	(44.8)%
Net written premiums	$49,773	$35,661	$14,112	39.6%

Net earned premiums	$43,052	$31,783	$11,269	35.5%
Losses and loss adjustment expenses	21,859	17,456	4,403	25.2%
Underwriting, acquisition and insurance expenses	10,492	6,481	4,011	61.9%
Underwriting income (1)	10,701	7,846	2,855	36.4%
Other expenses, net	(402)	(408)	6	(1.5)%
Net investment income	2,432	1,819	613	33.7%
Net investment gains (losses)	24	(4)	28	NM
Income before taxes	12,755	9,253	3,502	37.8%
Income tax expense	4,260	3,196	1,064	33.3
Net income	$8,495	$6,057	$2,438	40.3%

Loss ratio	50.8%	54.9%
Expense ratio	24.4%	20.4%
Combined ratio	75.2%	75.3%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $8.5 million for the three months ended June 30, 2017 compared to $6.1 million for the three months ended June 30, 2016, an increase of 40.3%. Underwriting income was $10.7 million for the three months ended June 30, 2017 compared to $7.8 million for the three months ended June 30, 2016, an increase of 36.4%. The corresponding combined ratio was 75.2% for the three months ended June 30, 2017 compared to 75.3% for the three months ended June 30, 2016. As previously discussed, the MLQS was not renewed for the 2017 calendar year. Excluding the effect of the 2016 MLQS, underwriting income was $8.1 million and the corresponding adjusted combined ratio was 78.4% for the three months ended June 30, 2016. The increase in our underwriting income during the period was due primarily to an increase in premiums written and higher net favorable prior year loss reserve development.
Premiums
Our gross written premiums were $57.8 million for the three months ended June 30, 2017 compared to $50.1 million for the three months ended June 30, 2016, an increase of $7.6 million, or 15.3%. The increase in gross written premiums for the second quarter of 2017 over the same period last year was primarily due to growth across most lines of business and was most notable in the small business, construction, energy and product liability, and personal insurance divisions. The average premium per policy written was approximately $7,800 in the second quarter of 2017 compared to approximately $8,700 in the second quarter of 2016. The decrease in the average premium per policy written was due to changes in the mix of business, primarily growth in the small business and personal insurance divisions, from the second quarter of 2016 to the second quarter of 2017.
Net written premiums were $49.8 million for the three months ended June 30, 2017 compared to $35.7 million for the three months ended June 30, 2016, an increase of $14.1 million, or 39.6%. The increase in net written premiums was primarily due to higher gross written premiums quarter over quarter and non-renewal of the MLQS for the 2017 calendar year. The net retention ratio was 86.2% for the three months ended June 30, 2017 compared to 71.2% for the three months ended June 30, 2016. Excluding the effect of the 2016 MLQS, our net retention ratio was 83.9% for the three months ended June 30, 2016.
Net earned premiums increased by $11.3 million, or 35.5%, to $43.1 million for the three months ended June 30, 2017 from $31.8 million for the three months ended June 30, 2016. The increase in net earned premiums in the second quarter of 2017 compared to the second quarter of 2016 was due to growth in gross written premiums and the non-renewal of the MLQS for the 2017 calendar year. Excluding the effect of the MLQS, net earned premiums were $37.5 million for the three months ended June 30, 2016, or an increase of 14.9% for the three months ended June 30, 2017 over the three months ended June 30, 2016.
Loss ratio
The loss ratio was 50.8% for the three months ended June 30, 2017 compared to 54.9% for the three months ended June 30, 2016. Our adjusted loss ratio was 52.9% for the three months ended June 30, 2016. This decrease in the loss ratio for the second quarter of 2017 compared to the same period in 2016 was due primarily to favorable loss emergence across the casualty lines of business.
The following tables summarize the effect of the factors indicated above on the loss ratio for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$25,691	59.7%	$20,140	63.3%
Effect of prior year development	(3,832)	(8.9)	(2,684)	(8.4)
	$21,859	50.8%	$17,456	54.9%

	Three Months Ended June 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$25,691	59.7%	$23,287	62.1%
Effect of prior year development	(3,832)	(8.9)	(3,446)	(9.2)
	$21,859	50.8%	$19,841	52.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$7,544	17.5%	$6,668	21.0%
Ceding - MLQS	—	—%	(3,080)	(9.7)%
Ceding - other	(2,466)	(5.7)%	(2,138)	(6.7)%
Net commissions incurred	5,078	11.8%	1,450	4.6%
Other underwriting expenses	5,414	12.6%	5,031	15.8%
Underwriting, acquisition and insurance expenses	$10,492	24.4%	$6,481	20.4%
The expense ratio was 24.4% for the three months ended June 30, 2017 compared to 20.4% for the three months ended June 30, 2016. The expense ratio, for the three months ended June 30, 2016, was relatively low due to the ceding commissions earned under the MLQS, which was not renewed for the 2017 calendar year. Excluding the effect of the MLQS, our adjusted expense ratio was 25.5% for the three months ended June 30, 2016. The decrease in the expense ratio for the second quarter of 2017 compared to the adjusted expense ratio for the period last year was attributable to higher net earned premiums without a proportional increase in the total amount of operating expenses as a result of management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.8% for the three months ended June 30, 2017 and 14.9% for the three months ended June 30, 2016.
Combined ratio
Our combined ratio was 75.2% for the three months ended June 30, 2017 compared to 75.3% for the three months ended June 30, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 78.4% for the three months ended June 30, 2016.
Investing results
Our net investment income increased by 33.7% to $2.4 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016, primarily due to the increase in our investment portfolio resulting from the proceeds received from the IPO in the second half of 2016 and additional net operating funds generated since the second quarter of 2016.

The following table summarizes net investment income and net capital gains (losses) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change	% Change

Interest from fixed-maturity securities	$2,326	1,899	$427	22.5%
Dividends on equity securities	185	118	67	56.8
Other	167	12	155	NM
Gross investment income	2,678	2,029	649	32.0
Investment expenses	(246)	(210)	(36)	17.1
Net investment income	2,432	1,819	613	33.7
Net capital gains (losses)	24	(4)	28	NM
Total	$2,456	$1,815	$641	35.3%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash and cash equivalents, had an annualized gross investment return of 2.4% for the three months ended June 30, 2017, compared to 2.2% for the three months ended June 30, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the three months ended June 30, 2017 and 2016.
Other expenses, net
Other expenses of $0.4 million for the three months ended June 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017. Other expenses of $0.4 million for the three months ended June 30, 2016 were comprised principally of interest expense related to our credit facility, which was repaid in the fourth quarter of 2016.
Income tax expense
Our income tax expense was $4.3 million for the three months ended June 30, 2017 compared to $3.2 million for the three months ended June 30, 2016. Our effective tax rate was approximately 33.4% for the three months ended June 30, 2017 compared to 34.5% for the three months ended June 30, 2016. Our effective tax rate differs from the statutory tax rate primarily as a result of favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$110,615	$93,189	$17,426	18.7%
Ceded written premiums	(16,680)	(9,733)	(6,947)	71.4%
Net written premiums	$93,935	$83,456	$10,479	12.6%

Net earned premiums	$83,485	$62,380	$21,105	33.8%
Losses and loss adjustment expenses	43,966	35,577	8,389	23.6%
Underwriting, acquisition and insurance expenses	21,786	12,729	9,057	71.2%
Underwriting income (1)	17,733	14,074	3,659	26.0%
Other expenses, net	(402)	(810)	408	(50.4)%
Net investment income	4,718	3,495	1,223	35.0%
Net investment (losses) gains	(8)	383	(391)	NM
Income before taxes	22,041	17,142	4,899	28.6%
Income tax expense	7,265	5,828	1,437	24.7
Net income	$14,776	$11,314	$3,462	30.6%

Return on equity	13.5%	18.6%

Loss ratio	52.7%	57.0%
Expense ratio	26.1%	20.4%
Combined ratio	78.8%	77.4%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $14.8 million for the six months ended June 30, 2017 compared to $11.3 million for the six months ended June 30, 2016, an increase of 30.6%. Underwriting income was $17.7 million for the six months ended June 30, 2017 compared to $14.1 million for the six months ended June 30, 2016, an increase of 26.0%. The corresponding combined ratio was 78.8% for the six months ended June 30, 2017 compared to 77.4% for the six months ended June 30, 2016. Excluding the effect of the 2016 MLQS, underwriting income was $14.5 million and the corresponding adjusted combined ratio was 80.2% for the six months ended June 30, 2016. The increase in our underwriting income during the period was due primarily to an increase in premiums written and higher net favorable prior year loss reserve development, offset in part by higher employee compensation and public company operating costs.
Premiums
Our gross written premiums were $110.6 million for the six months ended June 30, 2017 compared to $93.2 million for the six months ended June 30, 2016, an increase of $17.4 million, or 18.7%. The increase in gross written premiums for the first half of 2017 over the same period last year was primarily due to increases across most lines of business and was most notable in the construction, small business, energy and product liability, and personal insurance divisions. The average premium on a policy written was approximately $8,200 in the first half of 2017 compared to approximately $8,800 in the first half of 2016. The decrease in the average premium per policy written was due to changes in the mix of business, primarily growth in the small business and personal insurance divisions, from the first half of 2016 to the first half of 2017.
Net written premiums increased by $10.5 million, or 12.6%, to $93.9 million for the six months ended June 30, 2017 from $83.5 million for the six months ended June 30, 2016. The increase in net written premiums for the first half of 2017 compared to the same period last year was primarily due to higher gross written premiums offset in part by the effect of the MLQS, which was not renewed for the 2017 calendar year. The net retention ratio was 84.9% for the six months ended June 30, 2017 compared to 89.6% for the six months ended June 30, 2016. Excluding the effect of the 2016 MLQS, our net retention ratio was 83.9% for the six months ended June 30, 2016.
Net earned premiums increased by $21.1 million, or 33.8%, to $83.5 million for the six months ended June 30, 2017 from $62.4 million for the six months ended June 30, 2016. Excluding the effect of the MLQS, net earned premiums were $73.5 million for the six months ended June 30, 2016, or an increase of 13.6% in the first half of 2017 compared to the first half of 2016, due to growth in gross written premiums.
Loss ratio
The loss ratio was 52.7% for the six months ended June 30, 2017 compared to 57.0% for the six months ended June 30, 2016. Our adjusted loss ratio was 54.1% for the six months ended June 30, 2016. This decrease in the loss ratio for the first half of 2017 was due primarily to favorable loss emergence across the casualty lines of business.
The following tables summarize the effect of the factors indicated above on the loss ratio for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year	$52,902	63.4%	$40,984	65.7%
Effect of prior year development	(8,936)	(10.7)	(5,407)	(8.7)
	$43,966	52.7%	$35,577	57.0%

	Six Months Ended June 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year	$52,902	63.4%	$47,347	64.4%
Effect of prior year development	(8,936)	(10.7)	(7,575)	(10.3)
	$43,966	52.7%	$39,772	54.1%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$14,693	17.6%	$13,074	20.9%
Ceding - MLQS	—	—%	(6,485)	(10.4)%
Ceding - other	(4,812)	(5.8)%	(4,141)	(6.6)%
Net commissions incurred	9,881	11.8%	2,448	3.9%
Other underwriting expenses	11,905	14.3%	10,281	16.5%
Underwriting, acquisition and insurance expenses	$21,786	26.1%	$12,729	20.4%
The expense ratio was 26.1% for the six months ended June 30, 2017 compared to 20.4% for the six months ended June 30, 2016. For the first half of June 30, 2016, the expense ratio was relatively low due to the effect of the MLQS. Excluding the effect of the MLQS, the adjusted expense ratio was 26.1% for the six months ended June 30, 2017 and 2016, which reflected the benefit of higher net earned premiums without a proportional increase in the total amount of operating expenses from management's focus on controlling costs. Other underwriting expenses increased by $1.6 million, or 15.8%, which was primarily due to higher employee compensation and public company operating costs in the first half of 2017 relative to the first half of 2016. Direct commissions paid as a percent of gross written premiums was 14.8% for the six months ended June 30, 2017 and 14.9% for the six months ended June 30, 2016.
Combined ratio
Our combined ratio was 78.8% for the six months ended June 30, 2017 compared to 77.4% for the six months ended June 30, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 80.2% for the six months ended June 30, 2016.
Investing results
Our net investment income increased by 35.0% to $4.7 million for the six months ended June 30, 2017 from $3.5 million for the six months ended June 30, 2016, primarily due to the increase in our investment portfolio resulting from the proceeds received from the IPO in the second half of 2016 and additional net operating funds generated since the second quarter of 2016.

The following table summarizes net investment income and net capital (losses) gains for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
($ in thousands)	2017	2016	Change	% Change

Interest from fixed-maturity securities	$4,657	3,694	$963	26.1%
Dividends on equity securities	295	202	93	46.0
Other	254	20	234	NM
Gross investment income	5,206	3,916	1,290	32.9
Investment expenses	(488)	(421)	(67)	15.9
Net investment income	4,718	3,495	1,223	35.0%
Net capital (losses) gains	(8)	383	(391)	NM
Total	$4,710	$3,878	$832	21.5%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash and cash equivalents, had an annualized gross investment return of 2.3% for the six months ended June 30, 2017, compared to 2.1% for the six months ended June 30, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the six months ended June 30, 2017 and 2016.
Other expenses, net
Other expenses of $0.4 million for the six months ended June 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017. Other expenses of $0.8 million for the six months ended June 30, 2016 were comprised principally of interest expense related to our credit facility, which was repaid in the fourth quarter of 2016.
Income tax expense
Our income tax expense was $7.3 million for the six months ended June 30, 2017 compared to $5.8 million for the six months ended June 30, 2016. Our effective tax rate was approximately 33.0% for the six months ended June 30, 2017 compared to 34.0% for the six months ended June 30, 2016. Our effective tax rate differs from the statutory tax rate primarily as a result of favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our annualized return on equity was 13.5% for the six months ended June 30, 2017 compared to 18.6% for the six months ended June 30, 2016. Annualized return on equity for the six months ended June 30, 2017 was lower as a result of the increase in our stockholders' equity from the net proceeds received from the IPO during 2016.

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
Our cash flows for the six months ended June 30, 2017 and 2016 were:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$40,782	$36,480
Investing activities	4,421	(38,721)
Financing activities	(2,525)	(67)
Change in cash and cash equivalents	$42,678	$(2,308)

Net cash provided by operating activities was approximately $40.8 million for the six months ended June 30, 2017, compared with $36.5 million for the same period in 2016. This increase was largely driven by premium volume, the timing of claim payments, reinsurance recoveries, and changes in operating assets and liabilities.
Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2017, compared with net cash used in investing activities of $38.7 million for the six months ended June 30, 2016. Cash provided by investing activities during the first half of 2017 reflected proceeds of $46.4 million from maturities and sales of fixed income securities, offset in part by selective purchases of fixed income securities, principally municipal bonds and asset backed securities of $21.2 million, and purchases of short-term investments of $14.5 million. In addition, we purchased $6.3 million of equity securities during the first half of 2017. Cash used in investing activities during the six months ended June 30, 2016, resulted from purchases of fixed income securities and short term investments of $68.6 million from the reinvestment of cash from operating activities and $19.2 million of maturing fixed income securities. Sales of fixed income securities of $13.1 million reflected opportunistic sales of certain municipal bonds in the first quarter of 2016 of $9.1 million to take advantage of favorable market conditions. We purchased $2.2 million of equity securities during the first half of 2016.
The cash used in financing activities primarily reflects dividends paid of $0.12 per common share, or $2.5 million in aggregate, during the six months ended June 30, 2017. There were no significant cash flows related to financing activities for the six months ended June 30, 2016.
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

In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of June 30, 2017:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property	Up to $10.0 million per risk	$9.0 million excess of $1.0 million	$1.0 million per risk
Property - catastrophe (1)	Up to $10.0 million per occurrence	$45.0 million excess of $5.0 million	$5.0 million per occurrence
Excess casualty (2)	Up to $10.0 million per occurrence	Variable quota share	$1.5 million per occurrence except as described in note (2) below

(1)
Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $90 million and is in addition to the per-occurrence coverage provided by our facultative and other treaty coverages.

(2)
Reinsurance is not applicable to any individual policy with a per occurrence limit of less than $1.5 million. For policies with a per occurrence limit of $1.5 million or higher, the quota share ceding percentage varies such that the retention is always $1.5 million. For example, for a $2.0 million limit excess policy, our retention would be 75%, whereas for a $10.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the combined primary and excess policy would not exceed $1.5 million.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2017, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of June 30, 2017, we have never had an allowance for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
As of June 30, 2017, total stockholders' equity was $226.0 million and tangible stockholders' equity was $223.7 million, compared to total stockholders' equity of $210.2 million and tangible stockholders' equity $207.9 million as of December 31, 2016. The increases in both total and tangible stockholders' equity over the prior year end balances were primarily due to net income and increases in unrealized gains on investments, net of taxes, offset in part by payment of dividends.
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
Stockholders' equity at June 30, 2017 and December 31, 2016, reconciles to tangible stockholders' equity as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Stockholders' equity	$226,045	$210,214
Less: intangible assets, net of deferred taxes	2,300	2,300
Tangible stockholders' equity	$223,745	$207,914
Investment portfolio
At June 30, 2017, our cash and invested assets of $524.8 million consisted of fixed maturity securities, cash and cash equivalents, equity securities and short-term investments. At June 30, 2017, the majority of the investment portfolio was comprised of fixed maturity securities of $390.7 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2017, we also held $93.4 million of cash and cash equivalents, $26.2 million of equity securities classified as available-for-sale, and $14.5 million of short-term investments. Our fixed maturity securities, including cash equivalents, had a weighted average duration of 3.4 years at June 30, 2017 compared to 3.7 years at December 31, 2016 and an average rating of "AA" at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, the amortized cost and fair value on available-for-sale securities were as follows:

	June 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,106	$9,087	2.2%	$12,106	$12,098	2.8%
Obligations of states, municipalities and political subdivisions	132,826	134,163	32.2%	124,728	123,238	28.7%
Corporate and other securities	91,557	92,055	22.1%	118,473	118,790	27.6%
Asset-backed securities	76,929	77,153	18.5%	73,317	73,294	17.1%
Residential mortgage-backed securities	79,066	78,220	18.7%	84,902	83,803	19.5%
Total fixed maturities	389,484	390,678	93.7%	413,526	411,223	95.7%

Equity securities:
Exchange traded funds	20,651	26,173	6.3%	14,350	18,374	4.3%
Total investments available for sale	$410,135	$416,851	100.0%	$427,876	$429,597	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2017 and December 31, 2016, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2017		December 31, 2016
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total	Estimated Fair Value	% of Total
	(in thousands)
AAA	$74,705	19.1%	$77,192	18.8%
AA	170,951	43.8%	169,864	41.3%
A	114,448	29.3%	133,587	32.5%
BBB	23,873	6.1%	25,143	6.1%
Below BBB and unrated	6,701	1.7%	5,437	1.3%
Total	$390,678	100.0%	$411,223	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
	(in thousands)
Due in one year or less	$59,336	$59,330	15.2%	$54,222	$54,232	13.2%
Due after one year through five years	45,464	46,012	11.8%	77,714	77,928	18.9%
Due after five years through ten years	24,489	25,425	6.5%	24,881	25,435	6.2%
Due after ten years	104,200	104,538	26.8%	98,490	96,531	23.5%
Asset-backed securities	76,929	77,153	19.7%	73,317	73,294	17.8%
Residential mortgage-backed securities	79,066	78,220	20.0%	84,902	83,803	20.4%
Total fixed maturities	$389,484	$390,678	100.0%	$413,526	$411,223	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.1 million at June 30, 2017 and $7.0 million at December 31, 2016.
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
Net income for the three and six months ended June 30, 2017 and 2016, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net income	$8,495	$6,057	$14,776	$11,314
Income tax expense	4,260	3,196	7,265	5,828
Other expenses	402	486	402	946
Net investment income	(2,432)	(1,819)	(4,718)	(3,495)
Net realized investment (gains) losses	(24)	4	8	(383)
Other income	—	(78)	—	(136)
Underwriting income	$10,701	$7,846	$17,733	$14,074

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
Changes in Internal Controls over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

KINSALE CAPITAL GROUP, INC.
Date: August 3, 2017	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: August 3, 2017	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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