Form 10-Q
period 2017-09-30
Kinsale Capital Group, Inc.
filed 2017-11-02
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

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

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at October 31, 2017: 21,030,005

KINSALE CAPITAL GROUP, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except share and per share data)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $413,314 in 2017; $413,526 in 2016)	$415,893	$411,223
Equity securities available-for-sale, at fair value (cost: $36,352 in 2017; $14,350 in 2016)	43,010	18,374
Total investments	458,903	429,597
Cash and cash equivalents	96,684	50,752
Investment income due and accrued	3,012	2,293
Premiums receivable, net	19,103	16,984
Receivable from reinsurers	—	8,567
Reinsurance recoverables	46,487	70,317
Ceded unearned premiums	13,976	13,512
Deferred policy acquisition costs, net of ceding commissions	11,725	10,150
Intangible assets	3,538	3,538
Deferred income tax asset, net	4,833	6,605
Other assets	4,733	2,074
Total assets	$662,994	$614,389

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$310,934	$264,801
Unearned premiums	102,299	89,344
Payable to reinsurers	3,553	4,090
Funds held for reinsurers	—	36,497
Accounts payable and accrued expenses	5,947	8,752
Other liabilities	8,503	691
Total liabilities	431,236	404,175

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,029,205 and 20,968,707 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	210	210
Additional paid-in capital	154,811	153,353
Retained earnings	68,840	53,640
Accumulated other comprehensive income	7,897	3,011
Total stockholders’ equity	231,758	210,214
Total liabilities and stockholders’ equity	$662,994	$614,389

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Gross written premiums	$55,633	$47,823	$166,248	$141,012
Ceded written premiums	(8,562)	(14,177)	(25,242)	(23,910)
Net written premiums	47,071	33,646	141,006	117,102
Change in unearned premiums	(2,041)	(672)	(12,491)	(21,748)
Net earned premiums	45,030	32,974	128,515	95,354
Net investment income	2,765	1,894	7,483	5,389
Net realized investment gains	44	—	36	383
Other income	—	—	—	136
Total revenues	47,839	34,868	136,034	101,262

Expenses:
Losses and loss adjustment expenses	31,568	15,949	75,534	51,526
Underwriting, acquisition and insurance expenses	10,989	6,302	32,775	19,031
Other expenses	27	523	429	1,469
Total expenses	42,584	22,774	108,738	72,026
Income before income taxes	5,255	12,094	27,296	29,236
Total income tax expense	1,054	4,112	8,319	9,940
Net income	4,201	7,982	18,977	19,296
Other comprehensive income:
Change in unrealized gains (losses), net of taxes of $882 and $2,630 in 2017 and $(1) and $2,700 in 2016	1,639	(1)	4,886	5,016
Total comprehensive income	$5,840	$7,981	$23,863	$24,312

Earnings per share - basic:
Common stock	$0.20	$0.24	$0.90	$0.24
Common stock - Class A	$—	$0.19	$—	$0.98
Common stock - Class B	$—	$0.21	$—	$0.48
Earnings per share - diluted:
Common stock	$0.20	$0.24	$0.88	$0.24
Common stock - Class A	$—	$0.19	$—	$0.98
Common stock - Class B	$—	$0.20	$—	$0.46
Weighted-average shares outstanding - basic:
Common stock	20,995	20,656	20,978	20,656
Common stock - Class A	—	14,111	—	13,844
Common stock - Class B	—	1,682	—	1,574
Weighted-average shares outstanding - diluted:
Common stock	21,520	20,741	21,461	20,741
Common stock - Class A	—	14,111	—	13,844
Common stock - Class B	—	1,818	—	1,644

Cash dividends declared and paid per share	$0.06	$0.05	$0.18	$0.05
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Shares of Common Stock	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2015	13,803	1,514	—	$1	$—	$—	$80,229	$29,570	$3,651	$113,451
Share dividend	8,618	—	—	—	—	—	—	—	—	—
Reclassification of capital structure	(22,421)	(1,784)	15,969	(1)	—	160	(159)	—	—	—
Issuance of common stock in initial public offering, net of transaction costs	—	—	5,000	—	—	50	72,791	—	—	72,841
Stock-based compensation	—	270	—	—	—	—	328	—	—	328
Dividends	—	—	—	—	—	—	—	(1,048)	—	(1,048)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5,016	5,016
Net income	—	—	—	—	—	—	—	19,296	—	19,296
Balance at September 30, 2016	—	—	20,969	$—	$—	$210	$153,189	$47,818	$8,667	$209,884

Balance at December 31, 2016	—	—	20,969	$—	$—	$210	$153,353	$53,640	$3,011	$210,214
Issuance of common stock under stock-based compensation plan	—	—	60	—	—	—	968	—	—	968
Stock-based compensation	—	—	—	—	—	—	490	—	—	490
Dividends	—	—	—	—	—	—	—	(3,777)	—	(3,777)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4,886	4,886
Net income	—	—	—	—	—	—	—	18,977	—	18,977
Balance at September 30, 2017	—	—	21,029	$—	$—	$210	$154,811	$68,840	$7,897	$231,758

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities:
Net cash provided by operating activities	$64,547	$56,603

Investing activities:
Purchase of property and equipment	(103)	(376)
Change in short-term investments, net	—	2,045
Securities available-for-sale:
Purchases – fixed maturity securities	(70,086)	(89,921)
Purchases – equity securities	(20,915)	(2,303)
Sales – fixed maturity securities	6,939	13,541
Maturities and calls – fixed maturity securities	68,368	30,441
Net cash used in investing activities	(15,797)	(46,573)

Financing activities:
Net proceeds from initial public offering	—	72,841
Proceeds from stock options exercised	968	—
Dividends paid	(3,777)	(1,048)
Repayment of note payable	—	(2,500)
Payments on capital lease	(9)	(110)
Net cash (used in) provided by financing activities	(2,818)	69,183
Net change in cash and cash equivalents	45,932	79,213
Cash and cash equivalents at beginning of year	50,752	24,544
Cash and cash equivalents at end of period	$96,684	$103,757

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
Prospective accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. Adoption of this ASU is not expected to have a material impact on the Company's financial position or cash flows, but may have a material impact on the Company's results of operations in the future as changes in the fair value of equity instruments will be presented in net income rather than other comprehensive income.
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

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$5	$(16)	$9,097
Obligations of states, municipalities and political subdivisions	157,589	3,252	(941)	159,900
Corporate and other securities	79,978	649	(78)	80,549
Asset-backed securities	81,491	464	(159)	81,796
Residential mortgage-backed securities	85,148	507	(1,104)	84,551
Total fixed maturities	413,314	4,877	(2,298)	415,893

Equity securities:
Exchange traded funds	23,819	6,716	—	30,535
Nonredeemable preferred stock	12,533	19	(77)	12,475
Total equity securities	36,352	6,735	(77)	43,010
Total available-for-sale investments	$449,666	$11,612	$(2,375)	$458,903

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$8	$(16)	$12,098
Obligations of states, municipalities and political subdivisions	124,728	1,470	(2,960)	123,238
Corporate and other securities	118,473	550	(233)	118,790
Asset-backed securities	73,317	241	(264)	73,294
Residential mortgage-backed securities	84,902	585	(1,684)	83,803
Total fixed maturities	413,526	2,854	(5,157)	411,223

Equity securities:
Exchange traded funds	14,350	4,026	(2)	18,374
Total available-for-sale investments	$427,876	$6,880	$(5,159)	$429,597

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

The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$8,982	$(16)	$—	$—	$8,982	$(16)
Obligations of states, municipalities and political subdivisions	54,254	(708)	9,862	(233)	64,116	(941)
Corporate and other securities	22,365	(66)	8,235	(12)	30,600	(78)
Asset-backed securities	13,949	(108)	3,381	(51)	17,330	(159)
Residential mortgage-backed securities	59,610	(843)	9,826	(261)	69,436	(1,104)
Total fixed maturities	159,160	(1,741)	31,304	(557)	190,464	(2,298)

Equity securities:
Nonredeemable preferred stock	8,128	(77)	—	—	8,128	(77)
Total equity securities	8,128	(77)	—	—	8,128	(77)
Total	$167,288	$(1,818)	$31,304	$(557)	$198,592	$(2,375)
At September 30, 2017, the Company held 188 fixed maturity securities with a total estimated fair value of $190.5 million and gross unrealized losses of $2.3 million. Of these securities, 40 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At September 30, 2017, 91.0% of the Company’s fixed maturity securities were rated "A-" or better and all of the Company’s fixed maturity securities made expected coupon payments under the contractual terms of the securities. At September 30, 2017, the Company held eight non-redeemable preferred stocks in its equity portfolio with a total estimated fair value of $8.1 million and gross unrealized losses of $77 thousand. None of these securities were in a continuous unrealized loss position for greater than one year. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the nine months ended September 30, 2017.

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
At December 31, 2016, the Company held 231 fixed maturity securities with a total estimated fair value of $239.7 million and gross unrealized losses of $5.2 million. Of those securities, 24 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2016, 92.6% of the Company’s fixed maturity securities were rated "A-" or better and all of the Company’s fixed maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.
Within its equity portfolio, the Company holds an exchange traded fund ("ETF") with exposure across developed and emerging non-U.S. equity markets around the world. This ETF had been in an unrealized loss position for greater than one year and, management concluded based upon its review, it was other-than-temporarily impaired. The Company recognized an impairment loss of $0.3 million on this fund for the year ended December 31, 2016.

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at September 30, 2017 are summarized, by contractual maturity, as follows:

	September 30, 2017
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$51,551	$51,560
Due after one year through five years	37,287	37,819
Due after five years through ten years	27,275	28,385
Due after ten years	130,562	131,782
Asset-backed securities	81,491	81,796
Residential mortgage-backed securities	85,148	84,551
Total fixed maturities	$413,314	$415,893
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest:
Taxable bonds	$1,539	$1,606	$4,584	$4,519
Municipal bonds (tax exempt)	990	384	2,602	1,165
Dividends on equity securities	287	101	582	303
Cash, cash equivalents, and short-term investments	206	32	460	52
Gross investment income	3,022	2,123	8,228	6,039
Investment expenses	(257)	(229)	(745)	(650)
Net investment income	$2,765	$1,894	$7,483	$5,389

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Realized gains:
Sales of fixed maturities	$44	$—	$68	$410
Sales of short-term and other	—	—	—	1
Total realized gains	44	—	68	411

Realized losses:
Sales of fixed maturities	—	—	(32)	(28)
Total realized losses	—	—	(32)	(28)
Net realized investment gains	$44	$—	$36	$383
Change in net unrealized gains (losses) on investments
The following table presents the change in available-for-sale net unrealized gains (losses) by investment type for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$1,385	$(545)	$4,882	$6,471
Equity securities	1,136	544	2,634	1,245
Net increase (decrease)	$2,521	$(1)	$7,516	$7,716
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.1 million and $7.0 million on deposit with state regulatory authorities at September 30, 2017 and December 31, 2016, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $8.5 million at September 30, 2017 and $0.6 million at December 31, 2016. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as non-cash transactions for purposes of cash flow presentation.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,097	$—	$—	$9,097
Obligations of states, municipalities and political subdivisions	—	159,900	—	159,900
Corporate and other securities	—	80,549	—	80,549
Asset-backed securities	—	81,796	—	81,796
Residential mortgage-backed securities	—	84,551	—	84,551
Total fixed maturities	9,097	406,796	—	415,893

Equity securities:
Exchange traded funds	30,535	—	—	30,535
Nonredeemable preferred stock	—	12,475	—	12,475
Total equity securities	30,535	12,475	—	43,010
Total	$39,632	$419,271	$—	$458,903

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	—	123,238	—	123,238
Corporate and other securities	—	118,790	—	118,790
Asset-backed securities	—	73,294	—	73,294
Residential mortgage-backed securities	—	83,803	—	83,803
Total fixed maturities	12,098	399,125	—	411,223

Equity securities:
Exchange traded funds	18,374	—	—	18,374
Nonredeemable preferred stock	—	—	—	—
Total equity securities	18,374	—	—	18,374
Total	$30,472	$399,125	$—	$429,597
During the second quarter of 2017, the Company purchased one asset-backed security for $2.5 million, which was classified as a Level 3 investment since the fair value of the security was estimated using a single broker quote.

During the third quarter of 2017, this investment was transferred from Level 3 to Level 2 as the Company obtained a reliable fair value estimate from a third-party pricing vendor.
There were no transfers into or out of Level 1 and Level 2 during the nine months ended September 30, 2017. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$11,578	$5,515	$10,150	$(1,696)
Policy acquisition costs deferred:
Direct commissions	8,024	7,119	24,529	20,967
Ceding commissions	(2,519)	(4,918)	(7,502)	(7,122)
Other underwriting and policy acquisition costs	713	830	2,230	2,256
Policy acquisition costs deferred	6,218	3,031	19,257	16,101
Amortization of net policy acquisition costs	(6,071)	(2,988)	(17,682)	(8,847)
Balance, end of period	$11,725	$5,558	$11,725	$5,558
For the three and nine months ended September 30, 2016, the deferred ceding commissions were affected by the change in the ceding percentage under the Company's multi-line quota share reinsurance treaty ("MLQS"). See Note 9 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2017 and 2016 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$8,001	$6,839	$22,694	$19,913
Ceding commissions	(2,479)	(6,473)	(7,291)	(17,099)
Other operating expenses	5,467	5,936	17,372	16,217
Total	$10,989	$6,302	$32,775	$19,031
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $4.2 million and $5.1 million for the three months ended September 30, 2017 and 2016, respectively. Salaries, bonus and employee benefits expenses were $13.7 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively.

6.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Earnings allocable to common stockholders	$4,201	$4,911	$18,977	$4,911
Earnings allocable to Class A stockholders	$—	$2,716	$—	$13,625
Earnings allocable to Class B stockholders	$—	$355	$—	$760

Basic earnings per share:
Common stock	$0.20	$0.24	$0.90	$0.24
Class A common stock	$—	$0.19	$—	$0.98
Class B common stock	$—	$0.21	$—	$0.48

Diluted earnings per share:
Common stock	$0.20	$0.24	$0.88	$0.24
Class A common stock	$—	$0.19	$—	$0.98
Class B common stock	$—	$0.20	$—	$0.46

Basic weighted average shares outstanding:
Common stock	20,995	20,656	20,978	20,656
Class A common stock	—	14,111	—	13,844
Class B common stock	—	1,682	—	1,574

Dilutive effect of shares issued under stock compensation arrangements:
Common stock - stock options	525	85	483	85
Class B common stock - unvested restricted stock grants	—	136	—	70

Diluted weighted average shares outstanding:
Common stock	21,520	20,741	21,461	20,741
Class A common stock	—	14,111	—	13,844
Class B common stock	—	1,818	—	1,644
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
Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders for the three and nine months ended September 30, 2016. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the three and nine months ended September 30, 2016.
There were no anti-dilutive stock options for the three and nine months ended September 30, 2017.
7. Income taxes
The Company's effective tax rates for the three and nine months ended September 30, 2017 were 20.1% and 30.5%, respectively, compared to 34.0% for the same periods in 2016. The decrease in the effective tax rates in 2017 was primarily due to the increase in interest income from investments in tax-exempt municipal bonds and the tax benefits related to stock options exercised in the third quarter.

8.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2017	2016
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$194,602	$124,126
Commutation of MLQS	27,929	24,296
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	222,531	148,422
Incurred losses and loss adjustment expenses:
Current year	87,365	60,392
Prior years	(11,831)	(8,866)
Total net losses and loss adjustment expenses incurred	75,534	51,526

Payments:
Current year	4,317	2,260
Prior years	28,763	21,693
Total payments	33,080	23,953
Net reserves for unpaid losses and loss adjustment expenses, end of period	264,985	175,995
Reinsurance recoverable on unpaid losses	45,949	77,463
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$310,934	$253,458
During the nine months ended September 30, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $11.8 million. The favorable development was primarily attributable to the 2016, 2015 and 2014 accident years of $8.6 million, $4.8 million and $1.8 million, respectively, and resulted from reported losses emerging at a lower level than expected. This favorable development was offset by adverse development from the 2011 through 2013 accident years of $3.4 million.
During the nine months ended September 30, 2016, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2015 developed favorably by $8.9 million. The favorable development was attributable primarily to the 2015 and 2014 accident years of $4.8 million and $4.1 million, respectively, and resulted from reported losses emerging at a lower level than expected.
See Note 9 for further details regarding the commutation of the MLQS.

9.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Written:
Direct	$55,633	$47,823	$166,248	$140,974
Assumed	—	—	—	38
Ceded	(8,562)	(14,177)	(25,242)	(23,910)
Net written	$47,071	$33,646	$141,006	$117,102

Earned:
Direct	$53,527	$46,418	$153,293	$134,405
Assumed	—	10	—	44
Ceded	(8,497)	(13,454)	(24,778)	(39,095)
Net earned	$45,030	$32,974	$128,515	$95,354
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $6.9 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively. Ceded incurred losses and loss adjustment expenses were $8.7 million and $10.9 million for the nine months ended September 30, 2017 and 2016, respectively.  At September 30, 2017 reinsurance recoverables on paid and unpaid losses were $0.5 million and $45.9 million, respectively. At December 31, 2016, reinsurance recoverables on paid and unpaid losses were $0.1 million and $70.2 million, respectively.
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

10.     Other comprehensive income
The following table summarizes the components of other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized gains arising during the period, before income taxes	$2,552	$(2)	$7,539	$8,077
Income taxes	(893)	1	(2,638)	(2,826)
Unrealized gains arising during the period, net of income taxes	1,659	(1)	4,901	5,251
Less reclassification adjustment:
Net realized investment gains	31	—	23	361
Income taxes	(11)	—	(8)	(126)
Reclassification adjustment included in net income	20	—	15	235
Other comprehensive income	$1,639	$(1)	$4,886	$5,016
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
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2017, the percentage breakdown of our gross written premiums was 93.4% casualty and 6.6% property. Our commercial lines offerings include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.0% of our gross written premiums in the first nine months of 2017.
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
The effect of the MLQS on our results of operations was primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$55,633	$—	$55,633	$47,823	$—	$47,823
Ceded written premiums	(8,562)	—	(8,562)	(14,177)	(6,000)	(8,177)
Net written premiums	$47,071	$—	$47,071	$33,646	$(6,000)	$39,646
Net retention (1)	84.6%		84.6%	70.4%		82.9%

Net earned premiums	$45,030	$—	$45,030	$32,974	$(5,872)	$38,846
Losses and loss adjustment expenses	(31,568)	—	(31,568)	(15,949)	1,402	(17,351)
Underwriting, acquisition and insurance expenses	(10,989)	—	(10,989)	(6,302)	4,234	(10,536)
Underwriting income (2)	$2,473	$—	$2,473	$10,723	$(236)	$10,959

Loss ratio	70.1%	—%	—	48.4%	23.9%	—
Expense ratio	24.4%	—%	—	19.1%	72.1%	—
Combined ratio	94.5%	—%	—	67.5%	96.0%	—

Adjusted loss ratio (3)	—	—	70.1%	—	—	44.7%
Adjusted expense ratio (3)	—	—	24.4%	—	—	27.1%
Adjusted combined ratio (3)	—	—	94.5%	—	—	71.8%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$166,248	$—	$166,248	$141,012	$—	$141,012
Ceded written premiums	(25,242)	—	(25,242)	(23,910)	(774)	(23,136)
Net written premiums	$141,006	$—	$141,006	$117,102	$(774)	$117,876
Net retention (1)	84.8%		84.8%	83.0%		83.6%

Net earned premiums	$128,515	$—	$128,515	$95,354	$(16,996)	$112,350
Losses and loss adjustment expenses	(75,534)	—	(75,534)	(51,526)	5,597	(57,123)
Underwriting, acquisition and insurance expenses	(32,775)	—	(32,775)	(19,031)	10,719	(29,750)
Underwriting income (2)	$20,206	$—	$20,206	$24,797	$(680)	$25,477

Loss ratio	58.8%	—%	—	54.0%	32.9%	—
Expense ratio	25.5%	—%	—	20.0%	63.1%	—
Combined ratio	84.3%	—%	—	74.0%	96.0%	—

Adjusted loss ratio (3)	—	—	58.8%	—	—	50.8%
Adjusted expense ratio (3)	—	—	25.5%	—	—	26.5%
Adjusted combined ratio (3)	—	—	84.3%	—	—	77.3%

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

Results of operations
Three months ended September 30, 2017 compared to three months ended September 30, 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$55,633	$47,823	$7,810	16.3%
Ceded written premiums	(8,562)	(14,177)	5,615	(39.6)
Net written premiums	$47,071	$33,646	$13,425	39.9%

Net earned premiums	$45,030	$32,974	$12,056	36.6%
Losses and loss adjustment expenses	31,568	15,949	15,619	97.9
Underwriting, acquisition and insurance expenses	10,989	6,302	4,687	74.4
Underwriting income (1)	2,473	10,723	(8,250)	(76.9)
Other expenses, net	(27)	(523)	496	(94.8)
Net investment income	2,765	1,894	871	46.0
Net investment gains	44	—	44	NM
Income before taxes	5,255	12,094	(6,839)	(56.5)
Income tax expense	1,054	4,112	(3,058)	(74.4)
Net income	$4,201	$7,982	$(3,781)	(47.4)%

Loss ratio	70.1%	48.4%
Expense ratio	24.4%	19.1%
Combined ratio	94.5%	67.5%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $4.2 million for the three months ended September 30, 2017 compared to $8.0 million for the three months ended September 30, 2016, a decrease of 47.4%, and included after-tax losses incurred of $5.3 million related to Hurricanes Harvey and Irma. Underwriting income was $2.5 million for the three months ended September 30, 2017 compared to $10.7 million for the three months ended September 30, 2016, a decrease of 76.9%. The corresponding combined ratio was 94.5% for the three months ended September 30, 2017 compared to 67.5% for the three months ended September 30, 2016. As previously discussed, the MLQS was not renewed for the 2017 calendar year. Excluding the effect of the 2016 MLQS, underwriting income was $11.0 million and the corresponding adjusted combined ratio was 71.8% for the three months ended September 30, 2016. The decrease in our underwriting income, excluding the effect of the 2016 MLQS, was due primarily to pre-tax net losses incurred related to Hurricanes Harvey and Irma of $8.0 million and lower net favorable prior year loss reserve development, partially offset by an increase in net earned premiums.
Premiums
Our gross written premiums were $55.6 million for the three months ended September 30, 2017 compared to $47.8 million for the three months ended September 30, 2016, an increase of $7.8 million, or 16.3%. The increase in gross written premiums for the third quarter of 2017 over the same period last year was due to growth across most lines of business. The average premium per policy written was approximately $8,000 in the third quarter of 2017 compared to approximately $8,800 in the third quarter of 2016. The decrease in the average premium per policy written was due to changes in the mix of business, largely from growth in the small business and personal insurance divisions, in the third quarter of 2017 compared to the third quarter of 2016.
Net written premiums were $47.1 million for the three months ended September 30, 2017 compared to $33.6 million for the three months ended September 30, 2016, an increase of $13.4 million, or 39.9%. The increase in net written premiums was primarily due to higher gross written premiums quarter over quarter and non-renewal of the MLQS for the 2017 calendar year. The net retention ratio was 84.6% for the three months ended September 30, 2017 compared to 70.4% for the three months ended September 30, 2016. Excluding the effect of the 2016 MLQS, our net retention ratio was 82.9% for the three months ended September 30, 2016.
Net earned premiums increased by $12.1 million, or 36.6%, to $45.0 million for the three months ended September 30, 2017 from $33.0 million for the three months ended September 30, 2016. The increase in net earned premiums in the third quarter of 2017 compared to the third quarter of 2016 was due to growth in gross written premiums and the non-renewal of the MLQS for the 2017 calendar year. Excluding the effect of the MLQS, net earned premiums were $38.8 million for the three months ended September 30, 2016, or an increase of 15.9% for the three months ended September 30, 2017 over the three months ended September 30, 2016.
Loss ratio
The loss ratio was 70.1% for the three months ended September 30, 2017 compared to 48.4% for the three months ended September 30, 2016. Our adjusted loss ratio was 44.7% for the three months ended September 30, 2016. The increase in the loss ratio for the third quarter of 2017 compared to the same period in 2016 was due primarily to losses incurred related to Hurricanes Harvey and Irma of $8.0 million, net of reinsurance, and lower net favorable prior year loss reserve development.
The following tables summarize the effect of the factors indicated above on the loss ratio and adjusted loss ratio for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$26,419	58.6%	$19,394	58.9%
Catastrophe losses	8,044	17.9	14	—
Effect of prior year development	(2,895)	(6.4)	(3,459)	(10.5)
Total	$31,568	70.1%	$15,949	48.4%

	Three Months Ended September 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year before catastrophe losses	$26,419	58.6%	$22,370	57.6%
Catastrophe losses	8,044	17.9	14	—
Effect of prior year development	(2,895)	(6.4)	(5,033)	(12.9)
Total	$31,568	70.1%	$17,351	44.7%
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$8,001	17.8%	$6,839	20.7%
Ceding - MLQS	—	—	(4,234)	(12.8)
Ceding - other	(2,479)	(5.5)	(2,239)	(6.8)
Net commissions incurred	5,522	12.3	366	1.1
Other underwriting expenses	5,467	12.1	5,936	18.0
Underwriting, acquisition and insurance expenses	$10,989	24.4%	$6,302	19.1%
The expense ratio was 24.4% for the three months ended September 30, 2017 compared to 19.1% for the three months ended September 30, 2016. The expense ratio, for the three months ended September 30, 2016, was relatively low due to the ceding commissions earned under the MLQS, which was not renewed for the 2017 calendar year. Excluding the effect of the MLQS, our adjusted expense ratio was 27.1% for the three months ended September 30, 2016. The decrease in the expense ratio for the third quarter of 2017 compared to the adjusted expense ratio for the same period last year was attributable to lower variable compensation costs as well as increased net earned premiums. Lower variable compensation costs reflected lower underwriting income caused by hurricane losses. Direct commissions paid as a percent of gross written premiums was 14.7% for the three months ended September 30, 2017 and 14.9% for the three months ended September 30, 2016.
Combined ratio
Our combined ratio was 94.5% for the three months ended September 30, 2017 compared to 67.5% for the three months ended September 30, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 71.8% for the three months ended September 30, 2016.

Investing results
Our net investment income increased by 46.0% to $2.8 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016, primarily due to the increase in our investment portfolio balance resulting from additional net operating funds generated since the third quarter of 2016 and proceeds received from the IPO, and higher gross investment returns in the third quarter of 2017.
The following table summarizes net investment income and net capital gains for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
($ in thousands)	2017	2016	Change	% Change

Interest from fixed-maturity securities	$2,529	1,990	$539	27.1%
Dividends on equity securities	287	101	186	184.2
Other	206	32	174	543.8
Gross investment income	3,022	2,123	899	42.3
Investment expenses	(257)	(229)	(28)	12.2
Net investment income	2,765	1,894	871	46.0
Net capital gains	44	—	44	NM
Total	$2,809	$1,894	$915	48.3%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash and cash equivalents, had an annualized gross investment return of 2.6% for the three months ended September 30, 2017, compared to 2.1% for the three months ended September 30, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the three months ended September 30, 2017 or 2016.
Other expenses, net
Other expenses of $0.5 million for the three months ended September 30, 2016 were comprised principally of interest expense related to our credit facility, which was repaid in the fourth quarter of 2016, and non capitalized expenses related to the IPO in the third quarter of 2016.
Income tax expense
Our income tax expense was $1.1 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016. Our effective tax rate was approximately 20.1% for the three months ended September 30, 2017 compared to 34.0% for the three months ended September 30, 2016. Our effective tax rate generally differs from the statutory tax rate as a result of favorable tax treatment for interest income from certain municipal bonds and for dividends received from our equity investments. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period was due to higher levels of tax-exempt interest income from municipal bonds and the recognition of tax benefits related to stock options exercised during the third quarter of 2017.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$166,248	$141,012	$25,236	17.9%
Ceded written premiums	(25,242)	(23,910)	(1,332)	5.6
Net written premiums	$141,006	$117,102	$23,904	20.4%

Net earned premiums	$128,515	$95,354	$33,161	34.8%
Losses and loss adjustment expenses	75,534	51,526	24,008	46.6
Underwriting, acquisition and insurance expenses	32,775	19,031	13,744	72.2
Underwriting income (1)	20,206	24,797	(4,591)	(18.5)
Other expenses, net	(429)	(1,333)	904	(67.8)
Net investment income	7,483	5,389	2,094	38.9
Net investment gains	36	383	(347)	NM
Income before taxes	27,296	29,236	(1,940)	(6.6)
Income tax expense	8,319	9,940	(1,621)	(16.3)
Net income	$18,977	$19,296	$(319)	(1.7)%

Return on equity	11.5%	15.9%

Loss ratio	58.8%	54.0%
Expense ratio	25.5%	20.0%
Combined ratio	84.3%	74.0%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $19.0 million for the nine months ended September 30, 2017 compared to $19.3 million for the nine months ended September 30, 2016, a decrease of 1.7%. Net income for the nine months ended September 30, 2017 included after-tax losses incurred of $5.3 million related to Hurricanes Harvey and Irma. Underwriting income was $20.2 million for the nine months ended September 30, 2017 compared to $24.8 million for the nine months ended September 30, 2016, a decrease of 18.5%. The corresponding combined ratio was 84.3% for the nine months ended September 30, 2017 compared to 74.0% for the nine months ended September 30, 2016. Excluding the effect of the 2016 MLQS, underwriting income was $25.5 million and the corresponding adjusted combined ratio was 77.3% for the nine months ended September 30, 2016. The decrease in our underwriting income, excluding the effect of the 2016 MLQS, was due primarily to pre-tax losses incurred related to Hurricanes Harvey and Irma of $8.0 million, higher public company operating costs and lower net favorable prior year loss reserve development. These decreases were partially offset by an increase in net earned premiums.

Premiums
Our gross written premiums were $166.2 million for the nine months ended September 30, 2017 compared to $141.0 million for the nine months ended September 30, 2016, an increase of $25.2 million, or 17.9%. The increase in gross written premiums for the first nine months of 2017 over the same period last year was due to increases across most lines of business. The average premium on a policy written was approximately $8,100 in the first nine months of 2017 compared to approximately $8,800 in the first nine months of 2016. The decrease in the average premium per policy written was due to changes in the mix of business, largely from growth in the small business and personal insurance divisions, in the first nine months of 2017 compared to the same period last year.
Net written premiums increased by $23.9 million, or 20.4%, to $141.0 million for the nine months ended September 30, 2017 from $117.1 million for the nine months ended September 30, 2016. The increase in net written premiums for the first nine months of 2017 compared to the same period last year was primarily due to higher gross written premiums offset in part by higher ceded premiums. The net retention ratio was 84.8% for the nine months ended September 30, 2017 compared to 83.0% for the nine months ended September 30, 2016. Excluding the effect of the 2016 MLQS, our net retention ratio was 83.6% for the nine months ended September 30, 2016.
Net earned premiums increased by $33.2 million, or 34.8%, to $128.5 million for the nine months ended September 30, 2017 from $95.4 million for the nine months ended September 30, 2016. Excluding the effect of the MLQS, net earned premiums were $112.4 million for the nine months ended September 30, 2016, or an increase of 14.4% in the first nine months of 2017 compared to the first nine months of 2016, due to growth in gross written premiums.
Loss ratio
The loss ratio was 58.8% for the nine months ended September 30, 2017 compared to 54.0% for the nine months ended September 30, 2016. Our adjusted loss ratio was 50.8% for the nine months ended September 30, 2016. The increase in the loss ratio for the first nine months of 2017 was due primarily to losses incurred related to Hurricanes Harvey and Irma of $8.0 million, net of reinsurance.
The following tables summarize the effect of the factors indicated above on the loss ratio and adjusted loss ratio for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$79,208	61.6%	$60,284	63.2%
Catastrophe losses	8,157	6.4	108	0.1
Effect of prior year development	(11,831)	(9.2)	(8,866)	(9.3)
Total	$75,534	58.8%	$51,526	54.0%

	Nine Months Ended September 30,
	2017		2016
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Adjusted loss ratio:
Current accident year before catastrophe losses	$79,208	61.6%	$69,623	61.9%
Catastrophe losses	8,157	6.4	108	0.1
Effect of prior year development	(11,831)	(9.2)	(12,608)	(11.2)
Total	$75,534	58.8%	$57,123	50.8%
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$22,694	17.7%	$19,913	20.9%
Ceding - MLQS	—	—	(10,719)	(11.2)
Ceding - other	(7,291)	(5.7)	(6,380)	(6.7)
Net commissions incurred	15,403	12.0	2,814	3.0
Other underwriting expenses	17,372	13.5	16,217	17.0
Underwriting, acquisition and insurance expenses	$32,775	25.5%	$19,031	20.0%
The expense ratio was 25.5% for the nine months ended September 30, 2017 compared to 20.0% for the nine months ended September 30, 2016. For the first nine months of September 30, 2016, the expense ratio was relatively low due to the effect of the MLQS. Excluding the effect of the MLQS, the adjusted expense ratio was 26.5% for the nine months ended September 30, 2016. The decrease in the expense ratio for the nine months ended September 30, 2017 compared to the adjusted expense ratio for the same period last year reflected lower variable compensation costs as result of the decline in underwriting profit related to the hurricane losses and the benefit of higher net earned premiums without a proportional increase in the total amount of operating expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.9% for the nine months ended September 30, 2017 and 2016.
Combined ratio
Our combined ratio was 84.3% for the nine months ended September 30, 2017 compared to 74.0% for the nine months ended September 30, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 77.3% for the nine months ended September 30, 2016.

Investing results
Our net investment income increased by 38.9% to $7.5 million for the nine months ended September 30, 2017 from $5.4 million for the nine months ended September 30, 2016, primarily due to the increase in our investment portfolio balance resulting from the proceeds received from the IPO in the second half of 2016, additional net operating funds generated since the third quarter of 2016 and a higher gross investment return in the first nine months of 2017 compared to the same period last year.
The following table summarizes net investment income and net capital gains for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
($ in thousands)	2017	2016	Change	% Change

Interest from fixed-maturity securities	$7,186	5,684	$1,502	26.4%
Dividends on equity securities	582	303	279	92.1
Other	460	52	408	NM
Gross investment income	8,228	6,039	2,189	36.2
Investment expenses	(745)	(650)	(95)	14.6
Net investment income	7,483	5,389	2,094	38.9
Net capital gains	36	383	(347)	NM
Total	$7,519	$5,772	$1,747	30.3%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash and cash equivalents, had an annualized gross investment return of 2.4% for the nine months ended September 30, 2017, compared to 2.1% for the nine months ended September 30, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the nine months ended September 30, 2017 or 2016.
Other expenses, net
Other expenses of $0.4 million for the nine months ended September 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017. Other expenses of $1.3 million for the nine months ended September 30, 2016 were comprised principally of interest expense related to our credit facility, which was repaid in the fourth quarter of 2016, and non capitalized expenses related to the IPO in the third quarter of 2016.
Income tax expense
Our income tax expense was $8.3 million for the nine months ended September 30, 2017 compared to $9.9 million for the nine months ended September 30, 2016. Our effective tax rate was approximately 30.5% for the nine months ended September 30, 2017 compared to 34.0% for the nine months ended September 30, 2016. Our effective tax rate generally differs from the statutory tax rate as a result of favorable tax treatment for interest income from certain municipal bonds and for dividends received from our equity investments. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the prior year period was due to higher levels of tax-exempt interest income from municipal bonds and the recognition of tax benefits related to stock options exercised during the third quarter of 2017.

Return on equity
Our annualized return on equity was 11.5% for the nine months ended September 30, 2017 compared to 15.9% for the nine months ended September 30, 2016. The decline in annualized return on equity for the nine months ended September 30, 2017 was largely the result of higher net incurred losses related to Hurricanes Harvey and Irma.

Liquidity and capital resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance, which is domiciled in Arkansas. Accordingly, we may receive cash through (1) loans from banks and other third parties, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions, and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes and for other business purposes.
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

Our cash flows for the nine months ended September 30, 2017 and 2016 were:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$64,547	$56,603
Investing activities	(15,797)	(46,573)
Financing activities	(2,818)	69,183
Change in cash and cash equivalents	$45,932	$79,213
Net cash provided by operating activities was approximately $64.5 million for the nine months ended September 30, 2017, compared to $56.6 million for the same period in 2016. This increase was largely driven by premium volume, the timing of claim payments, reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $15.8 million for the nine months ended September 30, 2017, compared to $46.6 million for the nine months ended September 30, 2016. Net cash used in investing activities during the first nine months of 2017 reflected proceeds of $75.3 million from maturities and sales of fixed income securities, offset in part by purchases of fixed income securities of $70.1 million, principally municipal bonds and asset-backed securities. In addition, we purchased $20.9 million of equity securities during the first nine months of 2017, including $11.4 million of preferred stock during the third quarter of 2017. During the nine months ended September 30, 2016, net cash from operating activities of $56.6 million and funds received from maturing fixed income securities of $30.4 million was largely reinvested in fixed income maturity securities. Sales of fixed income securities of $13.5 million reflected opportunistic sales of certain municipal bonds in the first quarter of 2016 of $9.1 million to take advantage of favorable market conditions. In addition, we purchased $2.3 million of equity securities during the first nine months of 2016.
The cash used in financing activities primarily reflects dividends paid of $0.18 per common share, or $3.8 million in aggregate, during the nine months ended September 30, 2017. Net cash flows provided by financing activities for the nine months ended September 30, 2016 was $69.2 million, which primarily reflected $72.8 million of net proceeds related to the IPO, offset in part by a $2.5 million repayment of our Credit Agreement with PrivateBank and dividends paid of $0.05 per common share, or $1.0 million in aggregate.
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Our reinsurance is primarily contracted under quota-share reinsurance contracts and excess of loss contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. Under excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
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
In addition to the MLQS described above, the following is a summary of our other significant reinsurance programs as of September 30, 2017:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk	Up to $10.0 million per risk	$9.0 million excess of $1.0 million	$1.0 million per risk
Property - catastrophe (1)	Up to $10.0 million per occurrence	$45.0 million excess of $5.0 million	$5.0 million per occurrence
Excess casualty (2)	Up to $10.0 million per occurrence	Variable quota share	$1.5 million per occurrence except as described in note (2) below

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2017, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of September 30, 2017, we have never had an allowance for uncollectible reinsurance.

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
Financial condition
Stockholders' equity
As of September 30, 2017, total stockholders' equity was $231.8 million and tangible stockholders' equity was $229.5 million, compared to total stockholders' equity of $210.2 million and tangible stockholders' equity $207.9 million as of December 31, 2016. The increases in both total and tangible stockholders' equity over the prior year end balances were primarily due to net income and increases in unrealized gains on investments, net of taxes, offset in part by payment of dividends.
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
Stockholders' equity at September 30, 2017 and December 31, 2016, reconciles to tangible stockholders' equity as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Stockholders' equity	$231,758	$210,214
Less: intangible assets, net of deferred taxes	2,300	2,300
Tangible stockholders' equity	$229,458	$207,914
Investment portfolio
At September 30, 2017, our cash and invested assets of $555.6 million consisted of fixed maturity securities, cash and cash equivalents and equity securities. At September 30, 2017, the majority of the investment portfolio was comprised of fixed maturity securities of $415.9 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2017, we also held $96.7 million of cash and cash equivalents and $43.0 million of equity securities classified as available-for-sale. Our fixed maturity securities, including cash equivalents, had a weighted average duration of 3.8 years at September 30, 2017 compared to 3.7 years at December 31, 2016 and an average rating of "AA" at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, the amortized cost and fair value on available-for-sale securities were as follows:

	September 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$9,097	2.0%	$12,106	$12,098	2.8%
Obligations of states, municipalities and political subdivisions	157,589	159,900	34.8%	124,728	123,238	28.7%
Corporate and other securities	79,978	80,549	17.6%	118,473	118,790	27.6%
Asset-backed securities	81,491	81,796	17.8%	73,317	73,294	17.1%
Residential mortgage-backed securities	85,148	84,551	18.4%	84,902	83,803	19.5%
Total fixed maturities	413,314	415,893	90.6%	413,526	411,223	95.7%

Equity securities:
Exchange traded funds	23,819	30,535	6.7%	14,350	18,374	4.3%
Nonredeemable preferred stock	12,533	12,475	2.7%	—	—	—%
Total equity securities	36,352	43,010	9.4%	14,350	18,374	4.3%
Total investments available for sale	$449,666	$458,903	100.0%	$427,876	$429,597	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2017 and December 31, 2016, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2017		December 31, 2016
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(in thousands)
AAA	$75,992	18.3%	$77,192	18.8%
AA	187,266	45.0%	169,864	41.3%
A	115,028	27.7%	133,587	32.5%
BBB	30,069	7.2%	25,143	6.1%
Below BBB and unrated	7,538	1.8%	5,437	1.3%
Total	$415,893	100.0%	$411,223	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
	(in thousands)
Due in one year or less	$51,551	$51,560	12.4%	$54,222	$54,232	13.2%
Due after one year through five years	37,287	37,819	9.1%	77,714	77,928	18.9%
Due after five years through ten years	27,275	28,385	6.8%	24,881	25,435	6.2%
Due after ten years	130,562	131,782	31.7%	98,490	96,531	23.5%
Asset-backed securities	81,491	81,796	19.7%	73,317	73,294	17.8%
Residential mortgage-backed securities	85,148	84,551	20.3%	84,902	83,803	20.4%
Total fixed maturities	$413,314	$415,893	100.0%	$413,526	$411,223	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.1 million at September 30, 2017 and $7.0 million at December 31, 2016.
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
Net income for the three and nine months ended September 30, 2017 and 2016, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income	$4,201	$7,982	$18,977	$19,296
Income tax expense	1,054	4,112	8,319	9,940
Income before income taxes	5,255	12,094	27,296	29,236
Other expenses	27	523	429	1,469
Net investment income	(2,765)	(1,894)	(7,483)	(5,389)
Net realized investment gains	(44)	—	(36)	(383)
Other income	—	—	—	(136)
Underwriting income	$2,473	$10,723	$20,206	$24,797

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
Changes in Internal Controls over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

KINSALE CAPITAL GROUP, INC.
Date: November 2, 2017	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: November 2, 2017	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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