Form 10-K
period 2017-12-31
Kinsale Capital Group, Inc.
filed 2018-03-01
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share (Title of each class)
Nasdaq Global Select Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2017 was approximately $706,063,693.
The number of the registrant’s common shares outstanding was 21,047,452 as of February 23, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the "2018 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

•	a decline in our financial strength rating adversely affecting the amount of business we write;

•	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;

•	our reliance on a select group of brokers;

•	the failure of any of the loss limitations or exclusions we employ, or change in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;

•	the performance of our investment portfolio adversely affecting our financial results;

•	the changing market conditions of our excess and surplus lines ("E&S") insurance operations, as well as the cyclical nature of our business, affecting our financial performance;

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
Item 1. Business
Kinsale focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. Our experienced and cohesive management team has an average of over 25 years of experience in the E&S market. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. Using our proprietary technology platform and leveraging the expertise of our highly experienced employees in our daily operations, we have built a company that is entrepreneurial and highly efficient. We believe our systems and technology are at the digital forefront of the insurance industry and allow us to quickly collect and analyze data, thereby improving our ability to manage our business and reduce our response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims operations.
We have significantly grown our business and have generated attractive returns. Excluding the impact of the $72.8 million of net proceeds from our initial public offering ("IPO") during the third quarter of 2016, we have organically grown our stockholders’ equity at a compound annual growth rate ("CAGR") of 21.2% as of December 31, 2017 from December 31, 2013. We have grown our gross written premiums from $125.3 million for the year ended December 31, 2013 to $223.2 million for the year ended December 31, 2017, a CAGR of 15.5%. Our return on equity and combined ratios were 11.1% and 84.0%, respectively, for the year ended December 31, 2017. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business.
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
On February 5, 2010, we acquired American Healthcare Specialty Insurance Company and changed its name to Kinsale Insurance Company ("Kinsale Insurance"). Kinsale Insurance is an Arkansas-domiciled insurance company and is eligible to operate on an excess and surplus lines basis in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.
On August 21, 2013, we established Aspera Insurance Services, Inc. ("Aspera"), an insurance broker. Aspera is domiciled in Virginia and is authorized to conduct business in Virginia, Alabama, California, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina and Texas.

Our Products
We write a broad array of insurance coverages for risks that are unique or hard-to-place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues, or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive risk-adjusted returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium on a policy written by us in 2017 was approximately $8,200. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2017, the percentage breakdown of our gross written premiums was 93.4% casualty and 6.6% property. Our commercial lines offerings include construction, small business, energy, excess casualty, general casualty, product liability, professional liability, life sciences, allied health, health care, commercial property, management liability, environmental, public entity, inland marine and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in 2017.
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2016, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.0% and grew direct premiums written by 6.9% annually, versus 73.9% and 3.5% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2017, our loss ratio was 58.9%.
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
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process policy quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2017 our expense ratio was 25.1%.
Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. When we believe claims are without merit, we vigorously contest payment. We currently average 134 open claims per claims adjuster (111 open claims per claims adjuster excluding catastrophe claims), which we believe is significantly lower than industry average. As of December 31, 2017, our reserves for claims incurred but not reported were approximately 81.1% of our total net loss reserves. Of the total open claims as of December 31, 2017, only 31.2% were open for accident years 2015 and prior.
Entrepreneurial management team with a track record of success. Our management team is highly experienced with an average of over 25 years of relevant experience, bringing together a full suite of underwriting, claims, technology and operating skills that we believe will drive our long-term success. The majority of our management team has a proven track record of successfully building high performing specialty insurance companies. We are led by Michael Kehoe who, prior to founding Kinsale, was the president and chief executive officer of James River Insurance Company from 2002 until 2008. Prior to James River Insurance Company, Mr. Kehoe held several senior positions at Colony Insurance Company. Many of our other employees and members of our management team worked with Mr. Kehoe at James River Insurance Company and have decades of experience at other E&S insurance companies. As meaningful owners of Kinsale, we believe our management team has closely aligned interests with our stockholders.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $42.4 billion of direct written premiums in 2016. Based on our 2017 gross written premiums of $223.2 million, our current market share is approximately 0.5%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allow us to better serve our brokers and positions us to profitably increase our market share.
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
Maintain a strong balance sheet. In order to maintain the confidence of policyholders, brokers, reinsurers, investors, regulators and rating agencies, we seek to establish and maintain a conservative balance sheet. We have a robust process for setting our loss reserves and regularly reviewing our estimates. In addition, we maintain a conservative investment portfolio. Our strong balance sheet allows us to maintain the confidence of our investors and other constituencies, and thereby position ourselves to better achieve our goals.

Our Structure
The chart below displays our corporate structure:

Kinsale Capital Group, Inc. (Delaware corporation)

Kinsale Management, Inc. (Delaware corporation; management services company)	Kinsale Insurance Company (Arkansas domiciled corporation; stock insurance company)	Aspera Insurance Services, Inc. (Virginia corporation; insurance broker)

Products
We write a broad array of coverages with a focus on smaller commercial buyers. Our average premium in 2017 was approximately $8,200. In 2017, the percentage breakdown of our gross written premiums was 93.4% casualty and 6.6% property. Our commercial lines product offerings include construction, small business, professional liability, excess casualty, general casualty, energy, life sciences, allied health, product liability, health care, commercial property, management liability, inland marine, environmental, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in 2017. Our business is primarily distributed through independent brokers.

The following table shows our gross written premiums by underwriting division for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Gross written premium by division:
Commercial:
Construction	$48,587	$42,234	$36,932
Small business	34,896	27,333	21,468
Energy	22,898	16,157	19,022
Excess casualty	20,260	17,799	16,194
General casualty	15,865	16,162	20,511
Products liability	14,288	10,140	9,480
Professional liability	12,956	14,212	14,636
Life sciences	12,408	10,897	11,935
Allied health	10,645	9,344	8,644
Healthcare	6,235	6,594	6,579
Commercial property	5,609	4,835	6,181
Management liability	4,123	2,244	420
Environmental	2,692	1,931	1,005
Public entity	1,265	875	—
Inland marine	967	910	195
Commercial insurance	816	459	—
Total commercial	214,510	182,126	173,202
Personal:
Personal insurance	8,681	6,352	3,807
Total personal	8,681	6,352	3,807
Total	$223,191	$188,478	$177,009

Construction underwrites commercial general liability coverage on contractors focusing on new residential construction, residential remodeling and renovation and commercial construction. Policy limits offered are generally $1 million per occurrence.
Small business underwrites commercial general liability on smaller risks with an emphasis on artisan contractors and premises related exposures. The majority of policies written in this division are for limits of $1 million per occurrence.
Energy underwrites commercial general liability, pollution liability, professional liability and excess liability on enterprises engaged in the business of energy production or distribution or mining including drillers, lease operators, contractors and product manufacturers. The policy limits offered range from $1 million to $10 million.
Excess casualty underwrites excess liability over risks that would fit within the general casualty, construction, products liability and small business divisions above. Coverage is written over our primary liability policies as well as those of other insurers. This division also writes excess liability over primary commercial auto liability policies written by other carriers. We typically provide between $1 million and $10 million per occurrence limits above a $1 million attachment point.
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
Life sciences underwrites general liability, products liability and professional liability coverage for manufacturers, distributors and developers of dietary supplements, medical devices, pharmaceuticals, biologics, health and beauty products, durable medical equipment and clinical trials. Typical policy limits are offered between $1 million and $10 million.
Allied health underwrites commercial general liability, professional liability and excess liability on allied health and social service risks including assisted living facilities, home health care agencies and outpatient medical facilities. Policy limits offered are between $1 million to $10 million.
Health care underwrites medical professional liability for physicians, surgeons, dentists, chiropractors and podiatrists. Policies cover both individuals and small practice groups. We generally write $1 million per occurrence in limits.
Commercial property underwrites catastrophe-exposed risks including manufacturing facilities, government and municipal buildings, professional buildings, offices and general commercial properties, vacant properties, as well as entertainment and retail facilities. Policy limits offered are generally $10 million or less per occurrence.
Management liability underwrites directors and officers liability, employment practices liability and fiduciary liability coverage on a variety of commercial and government risks. Policy limits offered are $1 million to $5 million.
Environmental underwrites commercial general liability, pollution liability and professional liability on a wide range of commercial risks where environmental exposures exist that are operational in nature or related to the premises. Policy limits offered in this coverage are up to $10 million per occurrence.
Public entity underwrites law enforcement professional liability and school board liability. Policy limits offered are generally $1 million.
Inland marine underwrites a variety of inland marine coverages including builders risk, contractors' equipment, transportation risks and mobile equipment. Policy limits offered in this coverage are typically $2 million per occurrence or less.
Commercial insurance underwrites commercial general liability on small accounts, through our wholly-owned broker, Aspera.
Personal insurance writes homeowners coverage on manufactured homes with a catastrophe exposure due to coastal location. Limits are typically below $200,000.

We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
	($ in thousands)
Gross written premiums by state:
California	$60,632	27.2%	$51,619	27.4%	$43,473	24.6%
Texas	31,732	14.2%	26,060	13.8%	26,607	15.0%
Florida	24,964	11.2%	19,873	10.5%	16,199	9.2%
Washington	11,454	5.1%	8,892	4.7%	7,199	4.1%
New York	10,378	4.6%	9,680	5.2%	11,549	6.6%
New Jersey	7,208	3.2%	6,801	3.6%	7,119	4.0%
Nevada	4,871	2.2%	4,894	2.6%	3,673	2.1%
Arizona	4,587	2.1%	4,093	2.2%	3,788	2.1%
Illinois	4,404	2.0%	3,438	1.8%	3,062	1.7%
Pennsylvania	4,383	2.0%	4,016	2.1%	3,960	2.2%
All other states	58,578	26.2%	49,112	26.1%	50,380	28.4%
	$223,191	100.0%	$188,478	100.0%	$177,009	100.0%
Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 4.3% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
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
For the year ended December 31, 2017, our largest brokers were AmWINS Group, LLC, which produced $26.4 million, or 11.8%, of our gross written premiums, CRC Insurance Services Inc., which produced $24.4 million, or 10.9%, of our gross written premiums, and R-T Specialty, LLC, which produced $23.1 million, or 10.4%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2017.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2017, we paid an average commission to our brokers of 14.8% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

Underwriting
Our underwriting department consisted of 89 employees as of December 31, 2017. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 9 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2017, we received approximately 226,000 new business submissions, issued approximately 116,000 new quotes and bound 14,000 new policies for a policy to new submission ratio of 6.2%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers based on approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 98% of our Professional Liability premiums written in 2017, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of 18 claims professionals who had an average of 10 years of claims experience in the P&C industry as of December 31, 2017. Our Chief Claims Officer has over 30 years of claims experience in large commercial and specialty insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
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
Information Technology
Our information technology department consisted of 21 employees as of December 31, 2017. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology utilizes an agile methodology to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experiences. Our proprietary technology platform is comprised of 14 modules linked together in a common system. All of the modules currently in use were developed in-house. We designed the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and quickly provide us with useful information. Our insurance company subsidiary operates in a digital environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to full information regarding the account.
We use a browser-based platform approach to processing business. When a broker makes a submission, the information is transferred into our browser-based underwriting system. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.
Since inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information that we can use to improve our decision making. We refer to this repository as our data warehouse. The design of our data warehouse permits us to capture a vast array of statistical data, collected by the policy management systems at Kinsale. The data warehouse is easily searchable, collects and labels information in a consistent format and contains most of the underwriting and claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. We believe the proprietary technology platform, which includes the data warehouse, is a competitive advantage for us.
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

The following is a summary of our significant reinsurance programs as of December 31, 2017:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk	Up to $10.0 million per occurrence	$9.0 million excess of $1.0 million	$1.0 million per occurrence
Property - catastrophe (1)	N/A	$45.0 million excess of $5.0 million	$5.0 million per catastrophe
Primary casualty (2)	Up to $10.0 million per occurrence	$9.0 million excess of $1.0 million	$1.0 million per occurrence
Excess casualty (3)	Up to $10.0 million per occurrence	Variable quota share	$1.5 million per occurrence except as described in note (3) below

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

(2)	Reinsurance is not applicable to any individual policy with a per occurrence limit of $1.0 million or less.

(3)
For policies with a per occurrence limit higher than $1.0 million, the quota share ceding percentage varies such that the retention is always $1.5 million or less. For example, for a $2.0 million limit excess policy, our retention would be 75%, whereas for a $10.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $1.5 million.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2017, all reinsurance contracts that our insurance subsidiary was party to were either with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2017, we have never had a loss for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $48.2 million at December 31, 2017, and recoverables on paid losses of $1.4 million at December 31, 2017. The following table provides a summary of our top five reinsurers, based on the net amount recoverable, at December 31, 2017:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Swiss Reinsurance America Corp.	A+	$22,104
Munich Reinsurance America, Inc.	A+	9,776
SCOR Reinsurance Co.	A	6,384
Arch Reinsurance Co.	A+	4,516
Odyssey America Reinsurance Corp.	A	3,452
Total for Top Five		46,232
All others		3,361
Total		$49,593
We did not have reinsurance recoverables greater than $0.9 million at December 31, 2017 from any individual reinsurer other than the five listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of our reinsurance contracts discussed above, we may retain funds due from reinsurers as security for those recoverable balances. We had funds held by the Company under the MLQS contract of $36.5 million at December 31, 2016. Effective January 1, 2017, the Company commuted the MLQS covering the 2015 calendar year ("2015 MLQS"). The commutation reduced funds held for reinsurers by $36.5 million with a corresponding reduction to reinsurance recoverables on unpaid losses of $27.9 million and receivables from reinsurers of $8.6 million.
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
Our cash and invested assets generally consist of fixed maturity securities, short-term investments, cash and cash equivalents, exchange traded funds and preferred stock (classified as equity securities on the balance sheet). Our fixed maturity securities and equity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.
Our cash and invested assets totaled $561.1 million at December 31, 2017 and $480.3 million at December 31, 2016, and is summarized as follows:

	December 31, 2017		December 31, 2016
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	1.6%	$12,098	2.5%
Obligations of states, municipalities and political subdivisions	164,326	29.3%	123,238	25.7%
Corporate and other securities	71,631	12.8%	118,790	24.7%
Asset-backed securities	95,360	17.0%	73,294	15.3%
Residential mortgage-backed securities	84,776	15.1%	83,803	17.4%
Total fixed maturities	425,191	75.8%	411,223	85.6%

Equity securities:
Exchange traded funds	34,380	6.1%	18,374	3.8%
Nonredeemable preferred stock	19,752	3.5%	—	—
Total equity securities	54,132	9.6%	18,374	3.8%

Cash and cash equivalents	81,747	14.6%	50,752	10.6%
Total	$561,070	100.0%	$480,349	100.0%
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
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of

December 31, 2017, our fixed maturity portfolio, including cash and cash equivalents, had an average duration of 3.9 years and had an average rating of "AA."
The following table sets forth the composition of our portfolio of fixed maturity securities by rating as of December 31, 2017:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$9,098	$—	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	10,972	94,272	58,976	106	—	164,326
Corporate and other securities	—	6,733	42,120	15,722	7,056	71,631
Asset-backed securities	70,717	8,264	11,033	5,346	—	95,360
Residential mortgage-backed securities	3,510	71,677	—	7,541	2,048	84,776
Total fixed maturities	$85,199	$190,044	$112,129	$28,715	$9,104	$425,191
The fair value of our investments in fixed maturity securities at December 31, 2017, summarized by stated maturities follows:

	December 31, 2017
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$49,973	11.8%
Due after one year through five years	29,299	6.9%
Due after five years through ten years	29,800	7.0%
Due after ten years	135,983	32.0%
Asset-backed securities	95,360	22.4%
Residential mortgage-backed securities	84,776	19.9%
Total fixed maturities	$425,191	100.0%
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2017, our fixed maturity security portfolio contained $84.8 million (19.9%) of residential mortgage-backed securities. Residential mortgage-backed securities ("RMBSs"), including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBSs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBSs.

At December 31, 2017, our portfolio of fixed maturity securities contained corporate bonds with a fair value of $71.6 million. A summary of these securities by industry segment is shown below as of December 31, 2017:

	December 31, 2017
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$47,950	66.9%
Financial	20,015	28.0%
Utilities	3,666	5.1%
Total	$71,631	100.0%
Approximately 6% of our total cash and investments were invested in Vanguard exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2017, our ETF balance was comprised of the following funds:

	December 31, 2017
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$16,088	46.8%
Foreign stock market fund	9,297	27.0%
Dividend yield equity fund	8,010	23.3%
Intermediate-term corporate bond fund	985	2.9%
Total	$34,380	100.0%
Approximately 4% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2017:

	December 31, 2017
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$15,859	80.3%
Utilities	2,120	10.7%
Industrials and other	1,773	9.0%
Total	$19,752	100.0%
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

Regulation
Insurance regulation
We are regulated by insurance regulatory authorities in the states in which we operate. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the "FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. See "—Federal and state legislative and regulatory changes" below.
Among the various legislative changes that state legislatures have considered and adopted is deregulation of commercial lines insurance. In some states, the deregulation of commercial lines generally enables admitted insurers to underwrite certain commercial P&C risks without the necessity of obtaining prior approval for rates and forms, although the content of policy forms is still regulated. In other states, the terms and conditions of commercial insurance policy forms have been deregulated. The deregulation of commercial lines may permit risks that would not otherwise be considered attractive by standard market carriers to be underwritten by such carriers using forms and rates that are attractive to them. In such states, competition in the E&S markets could increase.
Required licensing
Kinsale Insurance is organized and domiciled in the State of Arkansas and is authorized (licensed) in the State of Arkansas to transact certain lines of P&C insurance. This license is in good standing, and, pursuant to applicable Arkansas laws and regulations, will continue in force unless suspended, revoked or otherwise terminated, subject to certain conditions, including the payment by Kinsale Insurance of annual continuation fees, the filing of annual statutory financial statements and the filing of an annual registration statement with the Arkansas Insurance Department.
Kinsale Insurance currently operates on an excess and surplus lines basis in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. While Kinsale Insurance does not have to apply for and maintain a license in those states (with the exception of Arkansas, its domiciliary state), it is subject to maintaining suitability standards under each particular state’s surplus lines laws to be included as an eligible surplus lines carrier (as discussed below, the Dodd-Frank Act has brought uniformity to these standards (see "—Federal and state legislative and regulatory changes")). In states in which it operates on a surplus line basis, Kinsale Insurance has freedom of rate and form on the majority of its business. This means that Kinsale Insurance can implement a change in policy form, underwriting guidelines, or rates for a product without regulatory approval.
Almost all insurance is written through licensed agents and brokers. In states in which we operate on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us.

Insurance holding company regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Arkansas, the state in which Kinsale Insurance is organized and domiciled. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.
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
Restrictions on paying dividends
We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our insurance subsidiary. State insurance laws restrict the ability of our insurance subsidiary to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on an insurer’s business. The maximum amount of dividends Kinsale Insurance can pay us during 2018 without regulatory approval is $23.7 million. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
Licensing of our employees and adjusters
In certain states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and employees of the Company and are not required to be licensed agents. As of December 31, 2017, 17 of our employees were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.
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
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Effective July 2015, Arkansas adopted its version of the ORSA Model Act. Our subsidiary, Kinsale Insurance, will be subject to the requirements of the ORSA Model Act adopted in Arkansas when its direct written premiums and unaffiliated assumed premiums, if any, exceed $500 million (Kinsale Insurance is currently exempt from such requirements based on the amount of its direct written premiums and unaffiliated assumed premiums).
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The New York Department of Financial Services (DFS) issued new regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017. The regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We have filed with the DFS, on behalf of our licensees in New York, our program compliance certification pertaining to the DFS cybersecurity requirements for 2017. We are currently monitoring whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.

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
The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act. Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government’s regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the reinsurance and surplus lines sectors (as discussed below).
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
On December 12, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the "Modernization Report"). The Modernization Report concludes that the federal government should continue its involvement in insurance regulation, emphasizing the need for improved uniformity and efficiency in the U.S. insurance regulatory system, but that the current "hybrid" state and federal regulatory system should remain in place. The Modernization Report also recommends certain steps that should be taken to modernize and improve the U.S. insurance regulatory system through a combination of actions to be taken by the state and federal governments. Many of the recommendations in the Modernization Report are subject to NAIC initiatives. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. Whether many of the recommendations will be implemented, altered considerably, or delayed for an extended period is still uncertain. In its 2017 Annual Report on the Insurance Industry released on September 22, 2017, the FIO continued to highlight perceived shortcomings in the state-based insurance regulatory system, particularly concerns regarding the cyber insurance market, and advocate for improved uniformity across a number of insurance regulatory issues; however, the U.S. Department of Treasury also endorsed the state-based regulatory model for the U.S. insurance industry and recommended narrowing the scope of federal involvement in publications issued in 2017 (including the report issued on October 26, 2017, pursuant to an executive order of President Trump, examining the regulatory framework for asset management and insurance industries).
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a “covered agreement” with the European Union (the “Covered Agreement”). After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the Covered Agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. The Covered Agreement was formally entered into on September 22, 2017.
With respect to reinsurance, under the Covered Agreement, both the U.S. and the European Union agreed that their supervisory authorities will not impose reinsurance collateral requirements or "local presence" requirements on a reinsurer domiciled in (or with a head office in) the other’s territory that are less favorable than collateral or local presence requirements applied to a domestic reinsurer. However, the collateral or local presence provisions apply only if the insurer or reinsurer satisfies certain conditions and standards, including among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. U.S. states have five years from execution of the Covered Agreement to adopt reinsurance reforms removing collateral requirements for European Union reinsurers that meet the prescribed conditions in the Covered Agreement. If the FIO determines that state laws are inconsistent with the Covered Agreement (the process of making potential preemption determinations will begin 42 months following execution of the Covered Agreement), such states laws may be preempted.
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
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2017, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Employees
As of February 23, 2018, we had 164 employees, all of whom were employed by us through arrangements with Kinsale Management, Inc. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our resources:

•
When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 81.2% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2017.

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
These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

•	increasing the cost or reducing the availability of reinsurance to us; or

•	severely limiting or preventing us from writing new and renewal insurance contracts.
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
We distribute the majority of our products through a select group of brokers. Of our 2017 gross written premiums, 46.3%, or $103.3 million, were distributed through five of our approximately 153 brokers, three of which accounting for 33.1%, or $73.9 million, of our 2017 gross written premiums.
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
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity invested assets totaled $54.1 million as of December 31, 2017.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2018 without regulatory approval is $23.7 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish with each annual report on Form 10-K, a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accountants are required to attest to the effectiveness of our internal control over financial reporting, in each case pursuant to Section 404 of the Sarbanes-Oxley Act.
Any failure to maintain or develop effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline. In addition, we may become subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2017, we had $63.5 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices and insurance operations are located in Richmond, Virginia, which occupy approximately 42,000 square feet of office space for annual rent of approximately $0.5 million. The lease for this space expires in 2020.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. As of February 23, 2018, we had 96 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq:

2016 Period	High	Low

Third Quarter (beginning July 28, 2016)	$22.65	$18.00
Fourth Quarter	$34.91	$20.81

2017 Period	High	Low

First Quarter	$35.08	$27.19
Second Quarter	$38.32	$30.78
Third Quarter	$47.78	$34.70
Fourth Quarter	$46.19	$39.38
Dividend Policy
We paid dividends of $0.06 per share in each quarter of 2017. We paid dividends of $0.05 per share during the third quarter of 2016, and $0.05 per share during the fourth quarter of 2016.
On February 12, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend is payable on March 15, 2018 to all stockholders of record on February 28, 2018.
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
Recent Sales of Unregistered Securities
Since January 1, 2017, the registrant has not sold any equity securities that were not registered under the Securities Act.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 28, 2016 (the date our common stock began trading on Nasdaq) through December 31, 2017.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	July 28, 2016	December 31, 2017

Kinsale Capital Group, Inc.	$100.00	$247.91
Nasdaq Composite Index	$100.00	$136.14
Nasdaq Insurance Index	$100.00	$133.66

Item 6. Selected Consolidated Financial and Other Data
The following tables present our selected consolidated financial and other data, at the dates and for the periods indicated. The selected consolidated financial and other data set forth below as of December 31, 2017, 2016, 2015 and 2014 and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements for those years.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except for per share data)
Revenues:
Gross written premiums	$223,191	$188,478	$177,009	$158,523	$125,267
Ceded written premiums	(33,719)	(21,214)	(92,991)	(97,012)	(80,870)
Net written premiums	$189,472	$167,264	$84,018	$61,511	$44,397

Net earned premiums	$176,053	$133,816	$74,322	$58,996	$45,122
Net investment income	10,569	7,487	5,643	4,070	3,344
Net investment gains	151	176	59	201	8
Other income	3	136	572	409	10
Total revenues	186,776	141,615	80,596	63,676	48,484

Expenses:
Losses and loss adjustment expenses	103,680	70,961	42,238	41,108	28,890
Underwriting, acquisition and insurance expenses	44,146	28,551	2,809	1,451	6,894
Other expenses	429	2,567	1,992	1,644	597
Total expenses	148,255	102,079	47,039	44,203	36,381
Income before income taxes	38,521	39,536	33,557	19,473	12,103
Income tax expense (benefit)	13,620	13,369	11,284	6,500	(164)
Net income	$24,901	$26,167	$22,273	$12,973	$12,267
Underwriting income (1)	$28,227	$34,304	$29,275	$16,437	$9,338

Per common share data:
Basic earnings per share:
Common stock	$1.19	$0.57	$—	$—	$—
Class A common stock	—	0.98	1.53	0.94	0.89
Class B common stock	—	0.48	0.84	—	—
Diluted earnings per share:
Common stock	$1.16	$0.56	$—	$—	$—
Class A common stock	—	0.98	1.53	0.94	0.89
Class B common stock	—	0.46	0.81	—	—
Cash dividends declared and paid	0.24	0.10	—	—	—

	At December 31,
	2017	2016	2015	2014
	($ in thousands)
Balance sheet data:
Cash and invested assets	$561,070	$480,349	$368,685	$292,285
Premiums receivable, net	19,787	16,984	15,550	14,226
Reinsurance recoverables	49,593	70,317	95,670	70,348
Ceded unearned premiums	13,858	13,512	39,329	42,565
Intangible assets	3,538	3,538	3,538	3,538
Total assets	667,849	614,389	545,278	437,604

Reserves for unpaid losses and loss adjustment expenses	315,717	264,801	219,629	162,210
Unearned premiums	103,110	89,344	81,713	75,253
Funds held for reinsurers	—	36,497	87,206	63,932
Note payable	—	—	29,603	27,484
Total liabilities	429,660	404,175	431,827	345,018
Total stockholders' equity	238,189	210,214	113,451	92,586

Other data:
Tangible stockholders' equity (2)	$235,394	$207,914	$111,151	$90,286
Debt to total capitalization ratio (3)	—%	—%	20.8%	23.1%
Statutory capital and surplus (4)	$213,833	$193,387	$127,675	$104,101

	Year Ended December 31,
	2017	2016	2015	2014	2013
Underwriting and other ratios:
Loss ratio (5)	58.9%	53.0%	56.8%	69.7%	64.0%
Expense ratio (6)	25.1%	21.3%	3.8%	2.4%	15.3%
Combined ratio (7)	84.0%	74.3%	60.6%	72.1%	79.3%

Adjusted loss ratio (8)	58.9%	50.0%	51.5%	59.4%	58.5%
Adjusted expense ratio (8)	25.1%	26.8%	26.0%	24.7%	26.9%
Adjusted combined ratio (8)	84.0%	76.8%	77.5%	84.1%	85.4%

Return on equity (9)	11.1%	16.2%	21.6%	15.3%	17.0%

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

Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the E&S market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team, that has an average of over 25 years of relevant experience. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2017, the percentage breakdown of our gross written premiums was 93.4% casualty and 6.6% property. Our commercial lines offerings include construction, small business, excess casualty, energy, general casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, management liability, environmental, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in 2017.
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
Factors Affecting Our Results of Operations
The MLQS
Prior to our IPO in 2016, a significant amount of our business had been reinsured through our MLQS with third-party reinsurers. This agreement allowed us to cede a portion of the risk related to certain lines of business that we underwrite in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS was subject to annual renewal; however, we retained the right to adjust the amount of business we ceded on a quarterly basis in accordance with the terms of the MLQS. We monitored the ceding percentage under the MLQS and adjusted this percentage based on our projected direct written premiums and future business conditions in our industry. Generally, we increased the ceding percentage when gross written premiums were growing more strongly relative to the growth rate of Kinsale Insurance’s capital position, and decreased the ceding percentage when Kinsale Insurance’s capital position was growing more strongly relative to the growth rate of gross written premiums. In periods of high premium rates and shortages of underwriting capacity (known as a hard market), the E&S market may grow significantly more rapidly than the standard insurance market as business may shift from the standard market to the E&S market dramatically.
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
Effective January 1, 2016, we further reduced the ceding percentage from 40% to 15% while maintaining the provisional ceding commission rate at 41%, and we commuted the MLQS covering the 2014 calendar year. We reduced the ceding percentage due to Kinsale Insurance’s capital position growing more strongly as a result of the profitability of the business relative to the growth rate of gross written premiums. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the MLQS contract on October 1, 2016, which covered the period January 1, 2016 through September 30, 2016, and the MLQS was not renewed for the 2017 calendar year. Effective January 1, 2017, the remaining MLQS was commuted covering the 2015 calendar year, and there are no remaining MLQS contracts outstanding.
The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$223,191	$—	$223,191	$188,478	$—	$188,478	$177,009	$—	$177,009
Ceded written premiums	(33,719)	—	(33,719)	(21,214)	10,269	(31,483)	(92,991)	(63,991)	(29,000)
Net written premiums	$189,472	$—	$189,472	$167,264	$10,269	$156,995	$84,018	$(63,991)	$148,009
Net retention (1)	84.9%		84.9%	88.7%		83.3%	47.5%		83.6%

Net earned premiums	$176,053	$—	$176,053	$133,816	$(16,996)	$150,812	$74,322	$(67,950)	$142,272
Losses and loss adjustment expenses	(103,680)	—	(103,680)	(70,961)	4,380	(75,341)	(42,238)	30,978	(73,216)
Underwriting, acquisition and insurance expenses	(44,146)	—	(44,146)	(28,551)	11,936	(40,487)	(2,809)	34,254	(37,063)
Underwriting income (2)	$28,227	$—	$28,227	$34,304	$(680)	$34,984	$29,275	$(2,718)	$31,993

Loss ratio	58.9%	—%	—	53.0%	25.8%	—	56.8%	45.6%	—
Expense ratio	25.1%	—%	—	21.3%	70.2%	—	3.8%	50.4%	—
Combined ratio	84.0%	—%	—	74.3%	96.0%	—	60.6%	96.0%	—

Adjusted loss ratio (3)	—	—	58.9%	—	—	50.0%	—	—	51.5%
Adjusted expense ratio (3)	—	—	25.1%	—	—	26.8%	—	—	26.0%
Adjusted combined ratio (3)	—	—	84.0%	—	—	76.8%	—	—	77.5%
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
Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•	New business submissions;

•	Binding of new business submissions into policies;

•	Renewals of existing policies; and

•	Average size and premium rate of bound policies.
We earn insurance premiums on a pro rata basis over the term of the policy. Our insurance policies generally have a term of one year. Net earned premiums represent the earned portion of our gross written premiums, less that portion of our gross written premiums that is ceded to third-party reinsurers under our reinsurance agreements.
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
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees. We reduced the ceding percentage under the MLQS from 40% to 15% effective January 1, 2016, and subsequently terminated and commuted the MLQS effective October 1, 2016.
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Kinsale Insurance is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. Among other things, the Tax Cuts and Jobs Act of 2017 ("TCJA") enacted on December 22, 2017 lowers the federal corporate tax rate from 35% to 21% starting January 1, 2018. Our income tax expense for periods beginning in 2018 will be based on the federal corporate income tax rate in the TCJA, and as a result, we expect our 2018 annual effective tax rate to be significantly lower than our current year effective tax rate.
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

Results of Operations
Year ended December 31, 2017 compared to year ended December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$223,191	$188,478	$34,713	18.4%
Ceded written premiums	(33,719)	(21,214)	(12,505)	58.9%
Net written premiums	$189,472	$167,264	$22,208	13.3%

Net earned premiums	$176,053	$133,816	$42,237	31.6%
Losses and loss adjustment expenses	103,680	70,961	32,719	46.1%
Underwriting, acquisition and insurance expenses	44,146	28,551	15,595	54.6%
Underwriting income (1)	28,227	34,304	(6,077)	(17.7)%
Other expenses, net	(426)	(2,431)	2,005	(82.5)%
Net investment income	10,569	7,487	3,082	41.2%
Net investment gains	151	176	(25)	(14.2)%
Income before taxes	38,521	39,536	(1,015)	(2.6)%
Income tax expense	13,620	13,369	251	1.9%
Net income	$24,901	$26,167	$(1,266)	(4.8)%

Return on equity	11.1%	16.2%

Loss ratio	58.9%	53.0%
Expense ratio	25.1%	21.3%
Combined ratio	84.0%	74.3%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income in accordance with GAAP.

Net income was $24.9 million for the year ended December 31, 2017 compared to $26.2 million for the year ended December 31, 2016, a decrease of $1.3 million, or 4.8%. Our underwriting income was $28.2 million for the year ended December 31, 2017, compared to $34.3 million for the year ended December 31, 2016, a decrease of $6.1 million, or 17.7%. The corresponding combined ratio was 84.0% for the year ended December 31, 2017 compared to 74.3% for the year ended December 31, 2016. As previously discussed, the MLQS was not renewed for the 2017 calendar year. Excluding the effect of the 2016 MLQS, underwriting income was $35.0 million and the corresponding adjusted combined ratio was 76.8% for the year ended December 31, 2016. The decrease in our underwriting income, excluding the effect of the 2016 MLQS, was attributable to higher losses incurred from catastrophes and lower favorable development of reserves from prior accident years, offset in part by an increase in net earned premiums in 2017.
Premiums
Gross written premiums were $223.2 million for the year ended December 31, 2017 compared to $188.5 million for the year ended December 31, 2016, an increase of $34.7 million, or 18.4%. Premium growth in 2017 was due to an increase in the number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us was $8,200 in 2017 compared to $8,800 in 2016. The changes in gross written premiums were most notable in the following lines of business:

•	Small business, which represented approximately 15.6% of our gross written premiums in 2017, increased by $7.6 million, or 27.7%, for the year ended December 31, 2017 over the prior year;

•	Energy, which represented approximately 10.3% of our gross written premiums in 2017, increased by $6.7 million, or 41.7%, for the year ended December 31, 2017 over the prior year;

•	Construction, which represented approximately 21.8% of our gross written premiums in 2017, increased by $6.4 million, or 15.0%, for the year ended December 31, 2017 over the prior year, and

•	Products liability, which represented approximately 6.4% of our gross written premiums in 2017, increased by $4.1 million, or 40.9%, for the year ended December 31, 2017 over the prior year.
Net written premiums increased by $22.2 million, or 13.3%, to $189.5 million for the year ended December 31, 2017 from $167.3 million for the year ended December 31, 2016. This increase in net written premiums was primarily due to higher gross written premiums in 2017, offset in part by the termination and commutation of the MLQS. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS on October 1, 2016. Our net retention ratio was 84.9% for the year ended December 31, 2017 compared to 88.7% for the year ended December 31, 2016. Excluding the effects of the MLQS, our net retention ratio was 83.3% for the year ended December 31, 2016.
Net earned premiums were $176.1 million for the year ended December 31, 2017 compared to $133.8 million for the year ended December 31, 2016, an increase of $42.2 million, or 31.6%. The increase was due to higher written premiums in 2017 compared to 2016 and from the non-renewal of the MLQS in 2017. Excluding the effects of the MLQS, net earned premiums were $150.8 million for the year ended December 31, 2016, a year-over-year increase of $25.2 million, or 16.7%.
Loss ratio
Our loss ratio was 58.9% for the year ended December 31, 2017 compared to 53.0% for the year ended December 31, 2016. Excluding the effects of the MLQS, our adjusted loss ratio was 50.0% for the year ended December 31, 2016. The increase in the loss ratio for the year ended December 31, 2017 was due to higher catastrophe losses, net of reinsurance, of $9.0 million, primarily from Hurricanes Harvey and Irma and lower favorable development of reserves from prior accident years.

The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$105,958	60.2%	$82,576	61.7%
Current accident year - catastrophe losses	9,002	5.1%	1,099	0.8%
Effect of prior year development	(11,280)	(6.4)%	(12,714)	(9.5)%
Total	$103,680	58.9%	$70,961	53.0%

	Year Ended December 31,
	2017		2016
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Adjusted loss ratio:
Current accident year	$105,958	60.2%	$91,915	61.0%
Current accident year - catastrophe losses	9,002	5.1%	1,099	0.7%
Effect of prior year development	(11,280)	(6.4)%	(17,673)	(11.7)%
Total	$103,680	58.9%	$75,341	50.0%
Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$31,001	17.6%	$26,715	20.0%
Ceding - MLQS	—	—%	(11,936)	(8.9)%
Ceding - other	(9,799)	(5.5)%	(8,632)	(6.5)%
Net commissions incurred	21,202	12.1%	6,147	4.6%
Other underwriting expenses	22,944	13.0%	22,404	16.7%
Underwriting, acquisition, and insurance expenses	$44,146	25.1%	$28,551	21.3%
Our expense ratio was 25.1% for the year ended December 31, 2017 compared to 21.3% for the year ended December 31, 2016. The expense ratio was lower for the year ended December 31, 2016 due to the ceding commissions earned under the MLQS. As previously discussed, the MLQS was not renewed for the 2017 calendar year. Excluding the effects of the MLQS, the adjusted expense ratio was 26.8% for the year ended December 31, 2016. The decrease in the expense ratio for the year ended December 31, 2017 compared to the adjusted expense ratio for the year ended December 31, 2016 was attributable to lower variable compensation costs primarily due to higher catastrophe losses, as well as higher net earned premiums without a proportional increase in the amount of other underwriting expenses resulting from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.8% for each of the years ended December 31, 2017 and 2016.
Combined ratio
Our combined ratio was 84.0% for the year ended December 31, 2017 compared to 74.3% for the year ended December 31, 2016. Excluding the effects of the MLQS, the adjusted combined ratio was 76.8% for the year ended December 31, 2016.
Investing results
Our net investment income increased by 41.2% to $10.6 million for the year ended December 31, 2017 from $7.5 million for the year ended December 31, 2016, primarily due to the increase in our investment portfolio from proceeds received from the IPO in the latter half of 2016 and additional premiums collected in 2017.
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	Change

Interest from fixed-maturity securities	$9,852	$7,839	$2,013
Dividends on equity securities	1,041	442	599
Other	678	93	585
Gross investment income	11,571	8,374	3,197
Investment expenses	(1,002)	(887)	(115)
Net investment income	10,569	7,487	3,082
Net capital gains	151	452	(301)
Other-than-temporary losses	—	(276)	276
Net investment gains	151	176	(25)
Total	$10,720	$7,663	$3,057
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.9 years at December 31, 2017 and 3.7 years at December 31, 2016. Our investment portfolio had a gross return of 2.4% as of December 31, 2017, compared to 2.2% as of December 31, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed maturity securities or equity securities with unrealized losses for the year ended December 31, 2017. We recognized an impairment loss of $0.3 million on our foreign market ETF for the year ended December 31, 2016, based on our assessment of the security's prospect of recovery in the near term. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.

Other expenses
For the year ended December 31, 2017, other expenses were comprised primarily of costs related to the Company's secondary common stock offering, which occurred during the second quarter of 2017. For the year ended December 31, 2016, other expenses were comprised primarily of interest expense related to a note payable that was repaid in the fourth quarter of 2016 and costs from the Company's initial and secondary common stock offerings, which occurred during the latter half of 2016.
Income tax expense
Our effective tax rate for the year ended December 31, 2017 was approximately 35.4% compared to 33.8% for the year ended December 31, 2016. In 2017, our effective tax rate differed from the statutory tax rate of 35% due to the charge related to the TCJA enacted on December 22, 2017. Among other things, the TCJA lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. As a result of the TCJA enactment in the fourth quarter of 2017, we re-measured our deferred tax balances to reflect the lower rate as required by applicable accounting standards. The re-measurement resulted in an increase to our tax expense of $1.9 million for the year ended December 31, 2017. In addition, the effective tax rate for the year ended December 31, 2017 reflected tax benefits related to tax-exempt interest income from municipal bonds and the recognition of tax benefits from share-based compensation. Our income tax expense for periods beginning in 2018 will be based on the new rate, and we expect our 2018 annual effective tax rate to be significantly lower than our current year effective tax rate, as a result of the reduction of the federal corporate income tax rate in the TCJA.
In 2016, our effective tax rate differed from the statutory tax rate of 35% primarily as a result favorable tax treatment on certain municipal bond interest income and dividends received from our equity investments.
Return on equity
Our return on equity was 11.1% for the year ended December 31, 2017 compared to 16.2% for the year ended December 31, 2016. The decrease is primarily the result of higher average equity attributable to the additional equity raised in the IPO and lower net income.

Year ended December 31, 2016 compared to year ended December 31, 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	Change	Percent

Gross written premiums	$188,478	$177,009	$11,469	6.5%
Ceded written premiums	(21,214)	(92,991)	71,777	(77.2)%
Net written premiums	$167,264	$84,018	$83,246	99.1%

Net earned premiums	$133,816	$74,322	$59,494	80.0%
Losses and loss adjustment expenses	70,961	42,238	28,723	68.0%
Underwriting, acquisition, and insurance expenses	28,551	2,809	25,742	916.4%
Underwriting income (1)	34,304	29,275	5,029	17.2%
Other expenses, net	(2,431)	(1,420)	(1,011)	71.2%
Net investment income	7,487	5,643	1,844	32.7%
Net investment gains	176	59	117	198.3%
Income before taxes	39,536	33,557	5,979	17.8%
Income tax expense	13,369	11,284	2,085	18.5%
Net income	$26,167	$22,273	$3,894	17.5%

Return on equity	16.2%	21.6%

Loss ratio	53.0%	56.8%
Expense ratio	21.3%	3.8%
Combined ratio	74.3%	60.6%
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

Premiums
Gross written premiums were $188.5 million for the year ended December 31, 2016 compared to $177.0 million for the year ended December 31, 2015, an increase of $11.5 million, or 6.5%. Premium growth in 2016 was due to an increase in the number of policies written, offset in part by a decrease in the average premium per policy. The average premium on a policy written by us was $8,800 in 2016 compared to $10,400 in 2015. The changes in gross written premiums were most notable in the following lines of business:

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
Loss ratio
Our loss ratio was 53.0% for the year ended December 31, 2016 compared to 56.8% for the year ended December 31, 2015. Our adjusted loss ratio was 50.0% for the year ended December 31, 2016 compared to 51.5% for the year ended December 31, 2015. The decrease in the loss ratio for 2016 was primarily due to higher favorable development across most of the statutory lines of business for the 2015 and 2014 accident years.

The following tables summarize the effect of the factors indicated above on the loss ratios and adjusted loss ratios for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$83,675	62.5%	$51,434	69.2%
Effect of prior year development	(12,714)	(9.5)%	(9,196)	(12.4)%
	$70,961	53.0%	$42,238	56.8%

	Year Ended December 31,
	2016		2015
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Adjusted loss ratio:
Current accident year	$93,014	61.7%	$88,229	62.0%
Effect of prior year development	(17,673)	(11.7)%	(15,013)	(10.5)%
	$75,341	50.0%	$73,216	51.5%
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

The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	Change

Interest from fixed-maturity securities	$7,839	$6,023	$1,816
Dividends on equity securities	442	372	70
Other	93	9	84
Gross investment income	8,374	6,404	1,970
Investment expenses	(887)	(761)	(126)
Net investment income	7,487	5,643	1,844
Net capital gains	452	59	393
Other-than temporary losses	(276)	—	(276)
Net investment gains	176	59	117
Total	$7,663	$5,702	$1,961
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.7 years at December 31, 2016 and 3.2 years at December 31, 2015. Our investment portfolio had a gross return of 2.2% as of December 31, 2016, compared to 2.1% as of December 31, 2015.
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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2018 without regulatory approval is $23.7 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $4.5 million of dividends to us during 2017. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2017, our holding company had $1.5 million in cash and investments, compared to $1.9 million as of December 31, 2016.
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
Our cash flows for the years ended December 31, 2017, 2016 and 2015 were:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$77,398	$73,741	$78,702
Investing activities	(42,432)	(88,144)	(80,047)
Financing activities	(3,971)	40,611	1,931
Change in cash and cash equivalents	$30,995	$26,208	$586
We have posted positive operating cash flow in each of the last three years. The fluctuation of cash provided by operating activities in 2017, 2016 and 2015 was due primarily to the timing of premium received, claim payments and reinsurance balances. Cash flows from operations in each of the past three years were used to fund investing activities and to pay dividends in 2017 and 2016.
Net cash used in investing activities decreased by $45.7 million in 2017 from 2016. Net cash used in investing activities during for the year ended December 31, 2017 reflected lower purchases of fixed maturity securities. During 2017, we were selective in our purchases of fixed income securities given current bond valuations, and held a significant portion of excess funds in cash equivalents. This was offset in part by higher purchases of equity securities during 2017, including $19.9 million of preferred stock. Net cash used by investing activities increased by $8.1 million in 2016 from 2015 primarily due to higher net purchases of fixed maturity investments of $6.0 million and equity securities of $2.1 million.
For the year ended December 31, 2017, net cash used in financing activities was $4.0 million and reflected dividends paid of $0.24 per common share, or $5.0 million in the aggregate. During 2017 we received proceeds of $1.1 million from the exercise of vested stock options. For the year ended December 31, 2016, net cash provided by financing activities was $40.6 million and included proceeds from the IPO of $72.8 million, of which $40 million was contributed to our insurance subsidiary, Kinsale Insurance, and $30 million was used to paydown our debt facility. In addition, we paid dividends of $0.10 per common share, or $2.1 million in the aggregate. For the year ended December 31, 2015, cash provided by financing activities included proceeds from the drawdown of our debt facility of $2.0 million.
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
There were no credit agreements outstanding at December 31, 2017.
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
For the year ended December 31, 2017, property insurance represented 6.6% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We use computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2017, we purchased catastrophe reinsurance coverage of $45 million per event in excess of our $5 million per event retention.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2017, there was no allowance for uncollectible reinsurance. As of December 31, 2017, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2017, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 92.4% of the total balance.
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

Contractual obligations and commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2017:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$315,717	$64,706	$108,534	$60,343	$82,134
Operating lease obligations	1,304	529	775	—	—
Total	$317,021	$65,235	$109,309	$60,343	$82,134
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses totaled $49.6 million at December 31, 2017 and $70.3 million at December 31, 2016. Effective January 1, 2017, the Company commuted the 2015 MLQS, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million.
Financial condition
Stockholders' equity
At December 31, 2017, total stockholders' equity was $238.2 million and tangible stockholders' equity was $235.4 million, compared to total stockholders' equity of $210.2 million and tangible stockholders' equity of $207.9 million at December 31, 2016. The increase in both total and tangible stockholders' equity was primarily due to net income earned for the year ended December 31, 2017 and the increase in unrealized gains related to available-for-sale securities, net of taxes. The increase was offset in part by dividends paid during the year. At December 31, 2015, our total stockholders' equity was $113.5 million and tangible stockholders' equity was $111.2 million. The increase in both total and tangible stockholders' equity at December 31, 2016 compared to December 31, 2015 was primarily due to the net proceeds we received from our IPO and from net income earned for the year ended December 31, 2016.
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
Stockholders' equity at December 31, 2017, 2016 and 2015, reconciles to tangible stockholders' equity as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Stockholders' equity	$238,189	$210,214	$113,451
Less: Intangible assets, net of deferred taxes	2,795	2,300	2,300
Tangible stockholders' equity	$235,394	$207,914	$111,151
Amendment of certificate of incorporation and reclassification of common stock
As of January 1, 2016, we were authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share, of which 15,000,000 shares were designated as Class A Common Stock and 3,333,333 were designated as Class B Common Stock. On July 28, 2016, in connection with the IPO, we amended and restated our certificate of incorporation to recapitalize our authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.
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
Initial public offering and secondary offerings
On August 2, 2016, we completed our IPO of 7,590,000 shares of common stock at a price to the public of $16.00 per share. We issued 5,000,000 shares of common stock and the selling stockholders sold 2,590,000 shares of common stock, which included 990,000 shares sold to the underwriters pursuant to the underwriters’ option to purchase additional shares. After underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $72.8 million. We did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The net proceeds from the shares were sold in the IPO are being used to make contributions to the capital of our insurance subsidiary and for other general corporate purposes.
On December 6, 2016, the Company completed a follow-on offering of 3,864,000 shares of common stock at a price of $27.50 per share, which included 504,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. The Company did not receive any proceeds from the offering.

On May 17, 2017, the Company completed a second follow-on offering of 4,557,774 shares of common stock at a price of $33.00 per share, which included 594,492 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. The Company did not receive any proceeds from the offering.
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
On January 1, 2018, the Board of Directors granted 6,666 shares of restricted stock under the 2016 Incentive Plan to the Company’s directors. The restricted stock had a fair value on the date of grant of $45.00 per share and will vest over a 1 year period.
Dividend declarations
On February 1, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on March 15, 2017 to all stockholders of record on February 15, 2017.
On May 25, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on June 15, 2017 to all stockholders of record on June 5, 2017.
On August 10, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on September 15, 2017 to all stockholders of record on August 31, 2017.
On November 8, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on December 15, 2017 to all stockholders of record on November 30, 2017.
On February 12, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend is payable on March 15, 2018 to all stockholders of record on February 28, 2018.
Investment portfolio
Our cash and invested assets consist of fixed maturity securities, cash and cash equivalents, equity securities and short-term investments. At December 31, 2017, $81.7 million represented the cash and cash equivalents portion of our total cash and invested assets of $561.1 million. The majority of the portfolio, or $425.2 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investments were $54.1 million of equity securities classified as available-for-sale. Our fixed maturity securities, including cash equivalents, had a weighted average duration of 3.9 years and an average rating of "AA" at December 31, 2017. Our investment portfolio had a gross return of 2.4% as of December 31, 2017, compared to 2.2% as of December 31, 2016.

At December 31, 2017, the amortized cost and fair value on available-for-sale securities were as follows:

	December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$9,098	1.9%
Obligations of states, municipalities and political subdivisions	161,012	164,326	34.3%
Corporate and other securities	71,224	71,631	14.9%
Asset-backed securities	95,223	95,360	19.9%
Residential mortgage-backed securities	85,688	84,776	17.7%
Total fixed maturities	422,255	425,191	88.7%

Equity securities:
Exchange traded funds	26,041	34,380	7.2%
Nonredeemable preferred stock	19,875	19,752	4.1%
Total equity securities	45,916	54,132	11.3%
Total investments available for sale	$468,171	$479,323	100.0%
The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2017, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	December 31, 2017
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$85,199	20.0%
AA	190,044	44.7%
A	112,129	26.4%
BBB	28,715	6.8%
Below BBB	9,104	2.1%
Total	$425,191	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2017, were as follows:

	December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$50,020	$49,973	11.8%
Due after one year through five years	28,979	29,299	6.9%
Due after five years through ten years	28,733	29,800	7.0%
Due after ten years	133,612	135,983	32.0%
Asset-backed securities	95,223	95,360	22.4%
Residential mortgage-backed securities	85,688	84,776	19.9%
Total fixed maturities	$422,255	$425,191	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $7.1 million at December 31, 2017 compared to $7.0 million at December 31, 2016.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2017.

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
Net income for the years ended December 31, 2017, 2016 and 2015, reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2017	2016	2015

Net income	$24,901	$26,167	$22,273
Income tax expense	13,620	13,369	11,284
Income before taxes	38,521	39,536	33,557
Other expenses	429	2,567	1,992
Net investment income	(10,569)	(7,487)	(5,643)
Net investment gains	(151)	(176)	(59)
Other income	(3)	(136)	(572)
Underwriting income	$28,227	$34,304	$29,275

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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2017 were $315.7 million, and of this amount, 81.2% related to IBNR. Our net reserves for losses and loss adjustment expenses at December 31, 2017 were $267.5 million, and of this amount, 81.1% related to IBNR. A 5% change in net IBNR reserves at December 31, 2017 would equate to an $10.8 million change in the reserve for losses and loss adjustment expenses at such date, as well as $7.0 million change in net income, a 3.0% change in stockholders' equity and a 3.0% change in tangible equity, in each case at or for the year ended December 31, 2017.
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2017 and 2016:

	December 31, 2017
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$59,246	18.8%	$50,664	18.9%
IBNR	256,471	81.2	216,827	81.1
Total	$315,717	100.0%	$267,491	100.0%

	December 31, 2016
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$48,826	18.4%	$35,751	18.4%
IBNR	215,975	81.6	158,851	81.6
Total	$264,801	100.0%	$194,602	100.0%
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
IBNR reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to us. We principally use the incurred Bornhuetter-Ferguson actuarial method ("BF method") to arrive at our loss reserve estimates for each line of business. This method estimates the reserves based on our initial expected loss ratio and expected reporting patterns for losses. Because we have a limited number of years of loss experience compared to the period over which we expect losses to be reported, we use industry and peer-group data, in addition to our own data, as a basis for selecting our expected reporting patterns. Since the incurred BF method does not directly use reported losses in the estimation of IBNR, it is less sensitive to our level of reported losses than other actuarial methods. This method avoids some of the distortions that could result from a large loss development factor being applied to a small base of reported losses to calculate ultimate losses. However, this method will react more slowly than some other loss development methods if reported loss experience deviates significantly from our expected losses.
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Chief Actuary. In establishing the actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for our statutory lines of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
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
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2017. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2017		Potential Impact on 2017
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders' Equity
	($ in thousands)
Sample increases	2017	10.0%	$114,960	$101,168	$(11,496)	$(7,472)
	2016	5.0%	74,246	68,697	(3,712)	(2,413)
	2015	2.5%	41,142	48,754	(1,029)	(669)
	Prior	2.5%		48,873	(1,222)	(794)

Sample decreases	2017	(10.0)%	114,960	101,168	11,496	7,472
	2016	(5.0)%	74,246	68,697	3,712	2,413
	2015	(2.5)%	41,142	48,754	1,029	669
	Prior	(2.5)%		48,873	1,222	794
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
During the year ended December 31, 2017, our net incurred losses for accident years 2016 and prior developed favorably by $11.3 million. This favorable development included $9.4 million for the 2016 accident year, $4.2 million for the 2015 accident year and $1.8 million for accident year 2014. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $2.1 million for the 2013 accident year, $1.3 million for the 2012 accident year and $0.7 million for the 2011 accident year. The unfavorable development was primarily attributable to claims on the other liability occurrence line of business.
During the year ended December 31, 2016, our net incurred losses for accident years 2015 and prior developed favorably by $12.7 million. This favorable development included $6.1 million for the 2015 accident year and $6.6 million of favorable development for accident years 2014 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business.

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
Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment manager from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment manager. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2017, including (1) obtaining and reviewing the internal control report from our investment manager that obtain fair values from third party pricing services, (2) discussing with our investment manager their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment manager and monitoring changes in unrealized gains and losses at the individual security level.
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
When assessing whether we intend to sell a fixed maturity security, or if it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio and potential sales of investments to meet cash flow needs. The day-to-day management of our investment portfolio is outsourced to a third-party investment manager. For securities with unrealized losses, our investment manager may believe that the preferred course of action is to hold those securities until such losses are recovered. However, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Our investment manager notifies us of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Our investment manager is also required to notify us of, and receive approval for, any other-than-temporary impairments it has identified. For the year ended December 31, 2017, there were no other-than-temporary impairments recognized. For the year ended December 31, 2016, we recorded an other-than-temporary impairment of $0.3 million related to our foreign market ETF. See Note 2 of the notes to the consolidated financial statements for further discussion regarding our investments.
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
On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company has recognized the provisional tax impacts of $3.5 million related to the transition adjustment for loss discounting which has been included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the U.S. Treasury issues further guidance.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, we believe all of our recoverables are collectible and, therefore, no allowance for uncollectible reinsurance was provided for at December 31, 2017.

Recent Accounting Pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. For the year ended December 31, 2017, accumulated other comprehensive income included $6.5 million of net unrealized gains on equity securities, net of taxes. Adoption of this ASU is not expected to have a material impact on our financial position or cash flows, but may have a material impact on our results of operations in the future as changes in the fair value of equity instruments will be presented in net income rather than other comprehensive income.
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
This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-

retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We are currently evaluating the impact of the adoption on our consolidated financial statements.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities
On March 30, 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. This ASU is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. Upon adoption, the update will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented. We are currently evaluating the impact of the adoption on our consolidated financial statements.
To our knowledge, there are no other prospective accounting standards which, upon their effective date, would have a material impact on our consolidated financial statements.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2017, our fixed maturity portfolio had an average rating of "AA," with approximately 91.1% of securities in that portfolio rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2017, approximately 2.1% of our fixed maturity portfolio was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 3.9 years as of December 31, 2017.

We had fixed maturity securities with a fair value of $425.2 million at December 31, 2017 and $411.2 million at December 31, 2016 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$387,646	$(37,545)	(8.8)%	$379,236	$(31,987)	(7.8)%
100 basis points increase	$406,036	$(19,155)	(4.5)%	$394,824	$(16,399)	(4.0)%
No change	$425,191	$—	—%	$411,223	$—	—%
100 basis points decrease	$443,836	$18,645	4.4%	$427,145	$15,922	3.9%
200 basis points decrease	$460,394	$35,203	8.3%	$438,775	$27,552	6.7%
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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed maturities. As of December 31, 2017, approximately 9.6% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in equity securities. Our equity securities are comprised of exchange traded funds and nonredeemable preferred stock. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

Item 8. Financial Statements and Supplementary Data

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Management's Report on Internal Control Over Financial Reporting:
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management does not expect that its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of internal control over financial reporting also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Kinsale Capital Group, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II and V (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Richmond, Virginia
March 1, 2018

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share amounts)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost: $422,255 in 2017; $413,526 in 2016)	$425,191	$411,223
Equity securities available-for-sale, at fair value (cost: $45,916 in 2017; $14,350 in 2016)	54,132	18,374
Total investments	479,323	429,597
Cash and cash equivalents	81,747	50,752
Investment income due and accrued	3,077	2,293
Premiums receivable, net	19,787	16,984
Receivable from reinsurers	—	8,567
Reinsurance recoverables	49,593	70,317
Ceded unearned premiums	13,858	13,512
Deferred policy acquisition costs, net of ceding commissions	11,775	10,150
Intangible assets	3,538	3,538
Deferred income tax asset, net	2,492	6,605
Other assets	2,659	2,074
Total assets	$667,849	$614,389
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$315,717	$264,801
Unearned premiums	103,110	89,344
Payable to reinsurers	3,226	4,090
Funds held for reinsurers	—	36,497
Accounts payable and accrued expenses	6,519	8,752
Other liabilities	1,088	691
Total liabilities	429,660	404,175
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,036,087 shares issued and outstanding as of December 31, 2017; 20,968,707 shares issued and outstanding as of December 31, 2016	210	210
Additional paid-in capital	155,082	153,353
Retained earnings	73,502	53,640
Accumulated other comprehensive income	9,395	3,011
Stockholders’ equity	238,189	210,214
Total liabilities and stockholders’ equity	$667,849	$614,389
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenues:
Gross written premiums	$223,191	$188,478	$177,009
Ceded written premiums	(33,719)	(21,214)	(92,991)
Net written premiums	189,472	167,264	84,018
Change in unearned premiums	(13,419)	(33,448)	(9,696)
Net earned premiums	176,053	133,816	74,322
Net investment income	10,569	7,487	5,643
Net investment gains (losses):
Net realized investment gains, excluding other-than-temporary impairment losses	151	452	59
Other-than-temporary impairment losses	—	(276)	—
Net investment gains	151	176	59
Other income	3	136	572
Total revenues	186,776	141,615	80,596
Expenses:
Losses and loss adjustment expenses	103,680	70,961	42,238
Underwriting, acquisition and insurance expenses	44,146	28,551	2,809
Other expenses	429	2,567	1,992
Total expenses	148,255	102,079	47,039
Income before income taxes	38,521	39,536	33,557
Income tax expense	13,620	13,369	11,284
Net income	24,901	26,167	22,273
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $3,047 in 2017, $(344) in 2016, and $(841) in 2015	6,384	(640)	(1,563)
Total comprehensive income	$31,285	$25,527	$20,710

Earnings per share - Basic:
Common stock	$1.19	$0.57	$—
Class A common stock	$—	$0.98	$1.53
Class B common stock	$—	$0.48	$0.84
Earnings per share - Diluted:
Common stock	$1.16	$0.56	$—
Class A common stock	$—	$0.98	$1.53
Class B common stock	$—	$0.46	$0.81
Weighted-average common shares outstanding - Basic:
Common stock	20,992	20,841	—
Class A common stock	—	13,844	13,796
Class B common stock	—	1,574	1,413
Weighted-average common shares outstanding - Diluted:
Common stock	21,498	21,073	—
Class A common stock	—	13,844	13,796
Class B common stock	—	1,644	1,452
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Class A Common Stock (1)	Class B Common Stock (1)	Common Stock (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2014	$1	$—	$—	$80,074	$7,297	$5,214	$92,586
Class A shares issued	—	—	—	90	—	—	90
Stock-based compensation	—	—	—	65	—	—	65
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,563)	(1,563)
Net income	—	—	—	—	22,273	—	22,273
Balance at December 31, 2015	1	—	—	80,229	29,570	3,651	113,451
Reclassification of capital structure	(1)	—	160	(159)	—	—	—
Common stock issuance, net of transaction costs	—	—	50	72,791	—	—	72,841
Stock-based compensation	—	—	—	492	—	—	492
Dividends declared and paid	—	—	—	—	(2,097)	—	(2,097)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(640)	(640)
Net income	—	—	—	—	26,167	—	26,167
Balance at December 31, 2016	—	—	210	153,353	53,640	3,011	210,214
Issuance of common stock under stock-based compensation plan	—	—	—	1,077	—	—	1,077
Stock-based compensation	—	—	—	652	—	—	652
Dividends declared and paid	—	—	—	—	(5,039)	—	(5,039)
Other comprehensive income, net of income taxes	—	—	—	—	—	6,384	6,384
Net income	—	—	—	—	24,901	—	24,901
Balance at December 31, 2017	$—	$—	$210	$155,082	$73,502	$9,395	$238,189
(1) - See Note 9, "Stockholders' equity," for the schedule of changes in shares of common stock and the related discussion.

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income	$24,901	$26,167	$22,273
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment gains	(151)	(176)	(59)
Deferred tax expense (benefit)	1,065	561	(879)
Depreciation and amortization	515	636	642
Stock compensation expense	652	492	65
Change in operating assets and liabilities:
Investment income due and accrued	(784)	(449)	(447)
Premiums receivable, net	(2,803)	(1,434)	(1,324)
Reserves for unpaid loss and loss adjustment expenses	50,916	45,172	57,418
Unearned premiums	13,766	7,631	6,460
Reinsurance balances, net	28,081	54,788	(29,501)
Funds held for reinsurers	(36,497)	(50,709)	23,274
Deferred policy acquisition costs	(1,625)	(11,846)	(2,067)
Income taxes payable	(922)	(482)	(1,393)
Accounts payable and accrued expenses	(2,299)	1,342	2,506
Other	2,583	2,048	1,734
Net cash provided by operating activities	77,398	73,741	78,702
Investing activities:
Purchase of property and equipment	(179)	(565)	(231)
Change in short-term investments, net	—	2,299	1,957
Securities available-for-sale:
Purchases – fixed maturity securities	(111,580)	(149,572)	(128,204)
Purchases – equity securities	(31,608)	(2,442)	(372)
Sales – fixed maturity securities	12,040	13,541	14,328
Maturities and calls – fixed maturity securities	88,895	48,595	32,475
Net cash used in investing activities	(42,432)	(88,144)	(80,047)
Financing activities:
Common stock issued, net of transaction costs	—	72,841	—
Common stock issued, stock options exercised	1,077	—	—
Class A common shares issued	—	—	90
Proceeds from note payable	—	—	2,000
Repayment of note payable	—	(30,000)	—
Debt issuance costs	—	—	(30)
Dividends paid	(5,039)	(2,097)	—
Payments on capital lease	(9)	(133)	(129)
Net cash (used in) provided by financing activities	(3,971)	40,611	1,931
Net change in cash and cash equivalents	30,995	26,208	586
Cash and cash equivalents at beginning of year	50,752	24,544	23,958
Cash and cash equivalents at end of year	$81,747	$50,752	$24,544
See accompanying notes to consolidated financial statements.

Kinsale Capital Group, Inc. and subsidiaries
Notes to consolidated financial statements

Description of business
Kinsale Capital Group, Inc., an insurance holding company, is a Delaware corporation that was formed in 2009 and conducts its operations through its wholly-owned subsidiaries. Kinsale Capital Group Inc. writes excess and surplus lines insurance on a non-admitted basis principally through its insurance subsidiary, Kinsale Insurance Company ("Kinsale Insurance"), which is authorized to write business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Kinsale Capital Group, Inc. also markets certain products through its subsidiary, Aspera Insurance Services, Inc. ("Aspera"), an insurance broker. Aspera is authorized to conduct business in Alabama, California, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia.

1.	Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of Kinsale Capital Group, Inc. and its wholly-owned subsidiaries (referred to as "Kinsale" or, with its subsidiaries, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, allowance for doubtful accounts and uncollectible reinsurance, fair value of investments, as well as evaluating the investment portfolio for other-than-temporary declines in fair value.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase. There were no short-term investments at December 31, 2017 or December 31, 2016.
Fixed maturity and equity securities
Fixed maturity securities and equity securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive income (loss) and stockholders’ equity, net of deferred income taxes.

The Company regularly evaluates its fixed maturity securities and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. See Note 2 for further discussion of other-than-temporary impairments ("OTTI").
Interest on fixed maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities. Dividends on equity securities are included in earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the trade date.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for doubtful accounts of $2.1 million and $2.0 million at December 31, 2017 and 2016, respectively, and believes that all other amounts due are collectible.
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
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets, which arise from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2017, 2016, or 2015. In addition, as of December 31, 2017, no triggering events occurred that suggested an updated review was necessary.

Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratio, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2017 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
For equity securities, the Company’s investment manager uses prices from independent pricing vendors to estimate fair value. The fair value estimates of exchange traded funds are based on quoted prices in an active market and are disclosed as Level 1.The fair value estimates of preferred stock are based on observable market data and, as a result, are disclosed as Level 2.
Fair value disclosures for investments are included in Notes 2 and 3.
Stock-based compensation
Stock-based compensation is expensed based upon the estimated fair value of employee stock awards. Compensation cost for awards of equity instruments to employees is measured based on the grant-date fair value of those awards and compensation expense is recognized over the service period that the awards vest. Forfeitures of stock-based compensation awards are recognized as they occur.
See Note 9 for further discussion and related disclosures regarding stock-based compensation.
Prospective accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. For the year ended December 31, 2017, accumulated other comprehensive income included $6.5 million of net unrealized gains on equity securities, net of taxes. Adoption of this ASU is not expected to have a material impact on the Company's financial position or cash flows, but may have a material impact on the Company's results of operations in the future as changes in the fair value of equity instruments will be presented in net income rather than other comprehensive income.
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
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities
On March 30, 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. This ASU is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. Upon adoption, the update will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments:

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$4	$(14)	$9,098
Obligations of states, municipalities and political subdivisions	161,012	3,726	(412)	164,326
Corporate and other securities	71,224	579	(172)	71,631
Asset-backed securities	95,223	405	(268)	95,360
Residential mortgage-backed securities	85,688	466	(1,378)	84,776
Total fixed maturities	422,255	5,180	(2,244)	425,191

Equity securities:
Exchange traded funds	26,041	8,339	—	34,380
Nonredeemable preferred stock	19,875	108	(231)	19,752
Total equity securities	45,916	8,447	(231)	54,132
Total available-for-sale investments	$468,171	$13,627	$(2,475)	$479,323

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,106	$8	$(16)	$12,098
Obligations of states, municipalities and political subdivisions	124,728	1,470	(2,960)	123,238
Corporate and other securities	118,473	550	(233)	118,790
Asset-backed securities	73,317	241	(264)	73,294
Residential mortgage-backed securities	84,902	585	(1,684)	83,803
Total fixed maturities	413,526	2,854	(5,157)	411,223

Equity securities:
Exchange traded funds	14,350	4,026	(2)	18,374
Total available-for-sale investments	$427,876	$6,880	$(5,159)	$429,597
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
For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed maturity security or if it is likely to be required to sell a fixed maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. For equity securities, the Company considers the near-term prospects of an issuer and its ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
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
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,497	$(2)	$5,488	$(12)	$8,985	$(14)
Obligations of states, municipalities and political subdivisions	7,258	(36)	38,143	(376)	45,401	(412)
Corporate and other securities	30,944	(98)	13,444	(74)	44,388	(172)
Asset-backed securities	27,609	(108)	10,706	(160)	38,315	(268)
Residential mortgage-backed securities	9,081	(83)	57,262	(1,295)	66,343	(1,378)
Total fixed maturities	78,389	(327)	125,043	(1,917)	203,432	(2,244)

Equity securities:
Exchange traded funds	130	—	—	—	130	—
Nonredeemable preferred stock	10,649	(231)	—	—	10,649	(231)
Total equity securities	10,779	(231)	—	—	10,779	(231)
Total available-for-sale securities	$89,168	$(558)	$125,043	$(1,917)	$214,211	$(2,475)

At December 31, 2017, the Company held 195 fixed maturity securities with a total estimated fair value of $203.4 million and gross unrealized losses of $2.2 million. Of those securities, 126 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2017, 91.1% of the Company’s fixed maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. At December 31, 2017, the Company held 13 securities in its equity portfolio with a total estimated fair value of $10.8 million and gross unrealized losses of $0.2 million. None of these securities were in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that there were no other-than-temporary impairments from fixed maturity or equity securities with unrealized losses for the year ended December 31, 2017.

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$8,980	$(16)	$—	$—	$8,980	$(16)
Obligations of states, municipalities and political subdivisions	70,727	(2,960)	—	—	70,727	(2,960)
Corporate and other securities	50,274	(145)	12,375	(88)	62,649	(233)
Asset-backed securities	14,750	(232)	9,961	(32)	24,711	(264)
Residential mortgage-backed securities	65,439	(1,403)	7,186	(281)	72,625	(1,684)
Total fixed maturities	210,170	(4,756)	29,522	(401)	239,692	(5,157)

Equity securities:
Exchange traded funds	388	(2)	—	—	388	(2)
Total available-for-sale securities	$210,558	$(4,758)	$29,522	$(401)	$240,080	$(5,159)
At December 31, 2016, the Company held 231 fixed maturity securities with a total estimated fair value of $239.7 million and gross unrealized losses of $5.2 million. Of these securities, 24 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2016, 92.6% of the Company’s fixed maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.
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

Contractual maturities of available-for-sale fixed maturity securities
The amortized cost and estimated fair value of available-for-sale fixed maturity securities at December 31, 2017 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$50,020	$49,973
Due after one year through five years	28,979	29,299
Due after five years through ten years	28,733	29,800
Due after ten years	133,612	135,983
Asset-backed securities	95,223	95,360
Residential mortgage-backed securities	85,688	84,776
Total fixed maturities	$422,255	$425,191
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest:
Taxable bonds	$6,233	$6,031	$4,509
Municipal bonds (tax exempt)	3,619	1,808	1,514
Dividends on equity securities	1,041	442	372
Cash equivalents and short-term investments	678	93	9
Gross investment income	11,571	8,374	6,404
Investment expenses	(1,002)	(887)	(761)
Net investment income	$10,569	$7,487	$5,643

Net investment gains and losses
The following table presents net investment gains on investments:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Realized gains:
Sales of fixed maturities	$220	$479	$63
Sales of short-term and other	—	2	6
Total realized gains	220	481	69

Realized losses:
Sales of fixed maturities	(69)	(29)	(10)
Other-than-temporary impairments	—	(276)	—
Total realized losses	(69)	(305)	(10)
Net investment gains	$151	$176	$59
Change in unrealized gains (losses) of investments
The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Change in net unrealized gains (losses):
Fixed maturities	$5,239	$(2,952)	$(1,937)
Equity securities	4,192	1,968	(468)
Net increase (decrease)	$9,431	$(984)	$(2,405)
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.1 million and $7.0 million on deposit with state regulatory authorities at December 31, 2017 and 2016, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $1.0 million at December 31, 2017 and $0.6 million at December 31, 2016. These payable were included in the "other liabilities" line item of the balance sheet and were treated as a non-cash transaction for purposes of cash flow presentation.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from nationally recognized third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2017, including 1) obtaining and reviewing internal control reports from the Company's investment manager that assess fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, by level within the fair value hierarchy.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	—	164,326	—	164,326
Corporate and other securities	—	71,631	—	71,631
Asset-backed securities	—	95,360	—	95,360
Residential mortgage-backed securities	—	84,776	—	84,776
Total fixed maturities	9,098	416,093	—	425,191

Equity securities:
Exchange traded funds	34,380	—	—	34,380
Nonredeemable preferred stock	—	19,752	—	19,752
Total equity securities	34,380	19,752	—	54,132

Total	$43,478	$435,845	$—	$479,323

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$12,098	$—	$—	$12,098
Obligations of states, municipalities and political subdivisions	—	123,238	—	123,238
Corporate and other securities	—	118,790	—	118,790
Asset-backed securities	—	73,294	—	73,294
Residential mortgage-backed securities	—	83,803	—	83,803
Total fixed maturities	12,098	399,125	—	411,223

Equity securities:
Exchange traded funds	18,374	—	—	18,374
Total	$30,472	$399,125	$—	$429,597
There were no transfers into or out of Level 1 and Level 2 during the years ended December 31, 2017 or 2016. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016.
Due to the relatively short-term nature of cash, cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of year	$10,150	$(1,696)	$(3,763)
Policy acquisition costs deferred:
Direct commissions	32,927	28,027	26,142
Ceding commissions	(9,984)	(9,213)	(34,478)
Other underwriting and policy acquisition costs	2,827	2,999	3,013
Policy acquisition costs deferred	25,770	21,813	(5,323)
Amortization of net policy acquisition costs	(24,145)	(9,967)	7,390
Balance, end of year	$11,775	$10,150	$(1,696)
For the year ended December 31, 2016, the decrease in the deferred ceding commissions and the change in the amortization of net policy acquisition costs were the result of the commutation of the MLQS effective October 1, 2016. The MLQS was not renewed for calendar year 2017. The negative, or liability, balances at December 31, 2015 and 2014 were also due to the effect of the deferred ceding commissions related to the MLQS. See Note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$31,001	$26,715	$25,241
Ceding commissions	(9,799)	(20,568)	(42,081)
Other operating expenses	22,944	22,404	19,649
Total	$44,146	$28,551	$2,809
Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $17.7 million, $18.7 million and $15.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, KCGI collects from or refunds to its subsidiaries the amount of taxes determined as if KCGI and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2014.
Income tax expense includes the following components for the years ending December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current federal income tax expense	$12,555	$12,808	$12,163
Deferred federal income tax expense (benefit)	1,065	561	(879)
Income tax expense	$13,620	$13,369	$11,284
The Company paid $13.5 million, $13.3 million and $13.6 million in federal income taxes during the years ended December 31, 2017, 2016 and 2015, respectively. Current income taxes receivable was $0.8 million at December 31, 2017 and income taxes payable was $0.1 million at December 31, 2016, and were included in "other assets" and "other liabilities" in the accompanying consolidated balance sheets.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018, and modifying the manner in which property and casualty insurance loss reserves are computed for federal income tax purposes. In computing its taxable income, the Company records a deduction for unpaid losses and loss adjustment expenses. The deduction is discounted using interest rates and loss payment patterns prescribed by the U.S. Treasury. The TCJA changes the prescribed interest rates, which are now based on corporate bond yield curves, and extends the applicable time periods for the loss payment pattern period for long-tailed lines of business. The changes are effective for tax years beginning after 2017 with a transition rule that spreads adjustments related to pre-effective-date losses and loss adjustment expenses over the next eight years beginning in 2018.
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $1.9 million increase in income tax expense and a corresponding decrease in net deferred tax assets as of the enactment date.
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company has recognized the provisional tax impacts of $3.5 million related to the transition adjustment for loss discounting which has been included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the U.S. Treasury issues further guidance.
The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense at federal income tax rate of 35%	$13,482	$13,837	$11,745
Tax-exempt investment income	(1,064)	(528)	(436)
Stock options exercised	(471)	—	—
Effect of tax rate change	1,915	—	—
Other	(242)	60	(25)
Total	$13,620	$13,369	$11,284

The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$7,001	$4,528
Unearned premiums	3,748	5,308
Organizational costs	230	1,513
State operating loss carryforwards	645	476
Allowance for doubtful accounts	449	693
Other	431	438
Deferred tax assets before allowance	12,504	12,956
Less: valuation allowance	(690)	(623)
Total deferred tax assets	11,814	12,333

Deferred tax liabilities:
Unrealized gain on investments	2,375	620
Deferred policy acquisition costs, net of ceding commissions	2,473	3,553
Intangible assets	743	1,238
Transition adjustment for loss reserve discount	3,524	—
Other	207	317
Total deferred tax liabilities	9,322	5,728
Net deferred tax asset	$2,492	$6,605
At December 31, 2017 and 2016, the Company had state net operating loss carryforwards ("NOLS") of $13.6 million and $12.2 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2017 and 2016, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2017 and 2016, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2017 and 2016 was as follows:

	December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$1,003	$1,125
Deductions for tax positions taken during prior years	(1,003)	(122)
Balance at end of year	$—	$1,003
The Company recognized the entire remaining uncertain tax position (UTP) of $1.0 million in the third quarter of 2017 due to lapse of the statute of limitations. The recognition of the UTP had no impact on the effective tax rate as it resulted in a decrease of current taxes and an offsetting increase to deferred taxes.

7.     Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent the Company's estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. Reserves are estimated using individual case-basis valuations of reported claims and statistical analyses. Case reserves are established for individual claims that have been reported to the Company, typically by the Company's insureds or their brokers. Based on the information provided, case reserves are established by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Incurred-but-not-reported ("IBNR") reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to the Company. The incurred Bornhuetter-Ferguson actuarial method ("BF method") is used to arrive at the Company's loss reserve estimates for each line of business. This method estimates the reserves based on the initial expected loss ratio and expected reporting patterns for losses. Because the Company has a limited number of years of loss experience compared to the period over which losses are expected to be reported, the Company uses industry and peer-group data as a basis for selecting its expected reporting patterns.
As part of the reserving process, the Company reviews historical data and considers the effect of various factors on claims development patterns including polices written on a "claims made" versus "occurrence" basis. Policies written on a claims made basis provide coverage to the insured only for losses incurred during the coverage period, and only if the claim was reported during a specified reporting period. Policies written on an occurrence basis provide coverage to the insured for liabilities arising from events occurring during the term of the policy, regardless of when a claim is actually made. Accordingly, claims related to policies written on an occurrence basis may arise many years after a policy has lapsed. Property losses, while written on an occurrence basis, are generally reported within a short time from the date of loss, and in most instances, property claims are settled and paid within a relatively short period of time.

The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2017	2016	2015
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$194,602	$124,126	$91,970
Commutation of MLQS:
2016 MLQS	—	9,109	—
2015 MLQS	27,929	—	—
2014 MLQS	—	24,296	—
2012 MLQS	—	—	8,587
	27,929	33,405	8,587
Adjusted net reserves for losses and loss adjustment expenses	222,531	157,531	100,557
Incurred losses and loss adjustment expenses:
Current year	114,960	83,675	51,434
Prior year	(11,280)	(12,714)	(9,196)
Total net losses and loss adjustment expenses incurred	103,680	70,961	42,238
Payments:
Current year	13,792	5,494	2,226
Prior year	44,926	28,396	16,443
Total payments	58,718	33,890	18,669
Net reserves for unpaid losses and loss adjustment expenses, end of year	267,493	194,602	124,126
Reinsurance recoverable on unpaid losses	48,224	70,199	95,503
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$315,717	$264,801	$219,629
During the year ended December 31, 2017, our net incurred losses for accident years 2016 and prior developed favorably by $11.3 million. This favorable development included $9.4 million for the 2016 accident year, $4.2 million for the 2015 accident year and $1.8 million for accident year 2014. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $2.1 million for the 2013 accident year, $1.3 million for the 2012 accident year and $0.7 million for the 2011 accident year. The unfavorable development was primarily attributable to claims on the other liability occurrence line of business.
During the year ended December 31, 2016, our net incurred losses for accident years 2015 and prior developed favorably by $12.7 million. This favorable development included $6.1 million for the 2015 accident year and $6.6 million of favorable development for accident years 2014 and prior. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business.
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
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude the commuted MLQS contracts, which would distort development patterns related to those transactions. See Note 8 for further details regarding the commutation of the MLQS. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2016 to December 31, 2010, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2017
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2013	$417	$205	$103	$88	$81	$—	7
2014		1,561	1,344	1,240	1,222	5	28
2015			1,394	880	857	26	63
2016				4,177	3,392	85	282
2017					12,473	624	998
				Total	$18,025

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
	($ in thousands)
2013	$99	$81	$81	$81	$81
2014		169	1,217	1,217	1,217
2015			584	706	832
2016				1,867	3,257
2017					9,938
				Total	15,325
		All outstanding liabilities before 2013, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$2,700

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2017:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
Property	67.9%	29.6%	4.9%	—%	—%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,								As of December 31, 2017
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$778	$805	$679	$737	$946	$916	$894	$883	$24	14
2011		4,246	3,844	3,646	3,609	3,560	3,374	3,261	199	76
2012			7,913	5,749	4,205	3,102	2,845	2,477	576	138
2013				15,238	11,639	9,113	7,917	7,002	1,519	226
2014					18,847	14,289	11,748	11,217	3,247	271
2015						18,883	16,777	14,896	5,412	252
2016							19,170	14,694	9,162	303
2017								18,116	15,373	335
							Total	$72,546

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
	($ in thousands)
2010	$—	$79	$368	$393	$862	$859	$859	$859
2011		139	1,037	1,392	2,116	3,044	3,042	3,042
2012			153	475	877	1,024	1,090	1,882
2013				499	1,915	4,436	5,070	5,320
2014					435	1,865	5,039	6,384
2015						217	4,496	7,562
2016							1,158	3,015
2017								340
							Total	28,404
			Liabilities for claims and claim adjustment expenses, net of reinsurance					$44,142
Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,								As of December 31, 2017
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$843	$771	$531	$460	$458	$404	$406	$429	$76	47
2011		5,839	5,940	5,757	7,340	7,613	8,142	8,375	641	214
2012			16,977	17,436	18,803	20,401	20,579	22,001	2,416	554
2013				30,616	28,771	28,037	29,039	31,731	6,371	784
2014					47,805	40,668	38,049	36,678	13,822	1,059
2015						59,717	51,739	49,122	25,959	1,130
2016							61,440	55,680	39,527	938
2017								71,126	63,393	712
							Total	$275,142

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
	($ in thousands)
2010	$4	$37	$59	$113	$263	$261	$273	$309
2011		207	1,596	2,519	3,788	4,575	6,363	6,868
2012			757	4,441	7,850	11,238	14,382	16,474
2013				1,099	4,469	7,957	14,890	21,348
2014					698	3,081	8,489	17,576
2015						941	3,161	12,685
2016							1,099	6,015
2017								1,581
							Total	82,856
			Liabilities for claims and claim adjustment expenses, net of reinsurance					$192,286
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
Casualty - claims made	4.1%	17.7%	24.1%	10.4%	21.9%	10.5%	—%	—%
Casualty - occurrence	2.3%	10.2%	12.8%	18.0%	19.8%	10.1%	4.4%	8.5%
Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2017
Net outstanding liabilities
Property	$2,700
Casualty - claims made	44,142
Casualty - occurrence	192,286
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	239,128

Reinsurance recoverable on unpaid claims
Property	2,018
Casualty - claims made	7,092
Casualty - occurrence	39,114
Total reinsurance recoverable on unpaid claims	48,224
Unallocated claims adjustment expenses	28,365
Gross liability for unpaid claims and claim adjustment expense	$315,717

8.     Reinsurance
The Company purchases reinsurance from other insurance companies ("reinsurers") in order to limit its exposure to large losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, part or all of its exposure to the reinsurer that receives a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Written:
Direct	$223,191	$188,440	$176,865
Assumed	—	38	144
Ceded	(33,719)	(21,214)	(92,991)
Net written	$189,472	$167,264	$84,018

Earned:
Direct	$209,426	$180,794	$170,401
Assumed	—	53	148
Ceded	(33,373)	(47,031)	(96,227)
Net earned	$176,053	$133,816	$74,322
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $12.2 million, $13.7 million and $41.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Multi-line quota share reinsurance
The Company participated in a MLQS treaty that transferred a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance, to reinsurers that received a proportion of the direct written premiums on that business. The Company's MLQS contract also reduced the amount of capital required to support the insurance operations of Kinsale Insurance. Under the terms of the MLQS contract, the Company received a provisional ceding commission and paid a reinsurance margin, as long as the reinsurers were not in a loss position on the contract. The MLQS contract included a sliding scale commission provision that reduced or increased the ceding commission based on the loss experience of the business ceded. Under the contract, the Company was entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contracts had a loss ratio cap of 110%, which restricted the Company from ceding any losses in excess of 110% of ceded earned premiums to the reinsurers. As a result of the initial public offering, the Company did not renew the MLQS treaty for calendar year 2017.
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
The following table summarizes the amounts related to the MLQS contracts:

	Years Ended December 31,
	2016	2015
	(in thousands)
Ceded earned premiums	$16,996	$67,950
Ceded losses and loss adjustment expenses	4,380	30,978
Ceding commissions earned	11,936	34,254
Reinsurers' margin incurred	$680	$2,718
Commutations of the MLQS
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
Funds-Held Account
The Company maintained a funds-held account for the reinsurers who were a party to the MLQS contracts, which was credited with interest at a rate equal to the 10 year U.S. Treasury rate plus a spread (150 basis points), subject to a 4% minimum. The funds-held account represented the excess of the ceded written premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds-held liability were not segregated or restricted. The funds-held account, shown as a liability on the accompanying consolidated balance sheets, was $36.5 million at December 31, 2016.

Reinsurance balances
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Reinsurance recoverables for unpaid losses were $48.2 million and $70.2 million, at December 31, 2017 and 2016, respectively. Reinsurance recoverables for paid losses were $1.4 million at December 31, 2017. There were no significant reinsurance recoverables for paid losses at December 31, 2016. Ceded unearned premiums related to reinsurance were $13.9 million and $13.5 million, at December 31, 2017 and 2016, respectively. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance receivables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company has not recorded an allowance for doubtful accounts related to its reinsurance balances at December 31, 2017 and 2016 and believes this to be appropriate after consideration of all currently available information; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2017, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables and ceded unearned premiums less reinsurance payables, from five reinsurers represented 92.4% of the total balance.

9.     Stockholders’ equity
Amendment of Certificate of Incorporation and Reclassification of Common Stock
At January 1, 2016, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share ("Common Stock"), of which 15,000,000 shares were designated as Class A Common Voting Shares ("Class A Common Stock") and 3,333,333 were designated as Class B Common Non-Voting Shares ("Class B Common Stock"). On July 28, 2016, in connection with the IPO as discussed below, the Company amended and restated its certificate of incorporation to recapitalize the Company’s authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2017 or December 31, 2016.
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
On May 17, 2017, the Company completed a second follow-on offering of 4,557,774 shares of common stock at a price of $33.00 per share, which included 594,492 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. The Company did not receive any proceeds from the offering.
Changes in the shares of outstanding common stock were as follows:

	Year Ended December 31,
	2017	2016	2015

Common Shares Outstanding:
Balance at beginning of year	20,968,707	—	—
Shares issued from equity-based compensation	67,380	—	—
Reclassification	—	15,968,707	—
Shares issued	—	5,000,000	—
Balance at end of year	21,036,087	20,968,707	—

Class A Common Stock Outstanding:
Shares outstanding at beginning of year	—	13,803,183	13,795,530
Share dividend	—	8,617,963	—
Reclassification	—	(22,421,146)	—
Other	—	—	7,653
Shares outstanding at end of year	—	—	13,803,183

Class B Common Stock Outstanding:
Shares outstanding at beginning of year	—	1,513,592	1,287,696
Restricted stock grants vested	—	270,266	225,896
Reclassification	—	(1,783,858)	—
Shares outstanding at end of year	—	—	1,513,592

Dividend Declaration
On February 1, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on March 15, 2017 to all stockholders of record on February 15, 2017.
On May 25, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on June 15, 2017 to all stockholders of record on June 5, 2017.
On August 10, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on September 15, 2017 to all stockholders of record on August 31, 2017.
On November 8, 2017, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. This dividend was paid on December 15, 2017 to all stockholders of record on November 30, 2017.
On February 12, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend is payable on March 15, 2018 to all stockholders of record on February 28, 2018.
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

(2)
Expected life was calculated using the simplified method, which was an average of the contractual term of the option and its ordinary vesting period, as the Company did not have sufficient historical data for determining the expected term of our stock option awards.

A summary of option activity under the employee share option plan as of December 31, 2017, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2017	1,018,942	$16.00
Granted	—	—
Forfeited	(21,122)	16.00
Exercised	(67,380)	16.00
Outstanding at December 31, 2017	930,440	$16.00	8.5 years	$26,983
Exercisable at December 31, 2017	219,063	$16.00	8.5 years	$6,353
The weighted average grant date fair value of options granted during 2016 was $2.71 per share. The total intrinsic value of options exercised during the year ended December 31, 2017 was $1.5 million. There were no options exercised during 2016.
The following table summarizes nonvested share-based awards under the 2016 Incentive Plan as of December 31, 2017:

	December 31, 2017
	Number of Awards	Weighted Average Grant-Date Fair Value

Nonvested awards, beginning of year	970,942	$16.00
Granted	—	—
Vested	(239,043)	16.00
Forfeited	(21,122)	16.00
Nonvested awards, end of year	710,777	$16.00
As of December 31, 2017, the Company had $1.7 million of unrecognized share-based compensation expense expected to be charged to earnings over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $6.9 million and $0.9 million, respectively.
Restricted Stock Grants
Prior to the IPO, under the Kinsale Capital Group, Inc. 2010 Incentive Plan (the "2010 Incentive Plan"), the Company granted shares of restricted Class B Common Stock to certain directors, executive officers, and employees. In connection with the reclassification on July 28, 2016, all unvested shares of Class B Common Stock were immediately vested and reclassified into a single class of common stock. The 2010 Incentive Plan was then terminated upon the completion of the IPO.
In 2015, pursuant to the 2010 Incentive Plan, the Compensation Committee awarded restricted stock grants of 33,500 to certain directors, executive officers, and employees, which had a total grant-date fair value of $40 in 2015. The fair value of the Company’s share-based awards that vested was $0.1 million in each of the years ended December 31, 2016 and 2015. The fair value of the Company’s restricted stock grants was determined based on a valuation of Class B Common Stock on the grant date using a binomial lattice option pricing model. The model the Company used to value the Class B Common Stock, like any option pricing model for a nonpublic security, required the input of highly subjective assumptions including the underlying security price, strike price, risk-free rate of return, expected term and expected stock price volatility. The underlying security price was based on the Company’s book value of equity and the application of a multiple of tangible equity. The strike price was based on the liquidation preference of the Company’s Class A Common Stock at the grant date. The risk-free interest rate was based on the U.S. Treasury rate at the date of the grant. The expected term was based on an equal chance for a liquidity event at any time between 0 years and 0.50 years from the grant date. The expected stock volatility was based on stock price volatility using a set of comparable publicly traded companies.
The Company recognized total equity-based compensation expense of $0.7 million, $0.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Subsequent Event
The Board of Directors granted 6,666 shares of restricted stock on January 1, 2018 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $45.00 per share and will vest over a 1 year period.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Earnings allocable to Common stockholders	$24,901	$11,782	$—
Earnings allocable to Class A stockholders	$—	$13,625	$21,092
Earnings allocable to Class B stockholders	$—	$760	$1,181

Basic earnings per share:
Common stock	$1.19	$0.57	$—
Class A common stock	$—	$0.98	$1.53
Class B common stock	$—	$0.48	$0.84

Diluted earnings per share:
Common stock	$1.16	$0.56	$—
Class A common stock	$—	$0.98	$1.53
Class B common stock	$—	$0.46	$0.81

Basic weighted average shares outstanding:
Common stock	20,992	20,841	—
Class A common stock	—	13,844	13,796
Class B common stock	—	1,574	1,413

Dilutive effect of shares issued under stock compensation arrangements:
Common stock - stock options	506	232	—
Class B common stock - unvested restricted stock grants	—	70	39

Diluted weighted average shares outstanding:
Common stock	21,498	21,073	—
Class A common stock	—	13,844	13,796
Class B common stock	—	1,644	1,452
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

Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the years ended December 31, 2016 and 2015. See Note 9, "Stockholders' Equity," for details regarding changes to the Company’s capital structure on July 28, 2016.
There were no anti-dilutive stock options for the years ended December 31, 2017 and 2016.

11.     Credit agreement
In June 2013, KCGI entered into a loan and security agreement (as amended, the "Credit Agreement") with The PrivateBank and Trust Company ("PrivateBank") to obtain a five-year secured term loan in the amount of $17.5 million. Pursuant to the terms of the Credit Agreement, the applicable interest rate was 3-month LIBOR plus a margin. The term loan had initial maturity of June 30, 2018. KCGI's wholly-owned subsidiaries, KMI and Aspera, were guarantors of the term loan. The assets of KMI and the stock of Kinsale Insurance were pledged as collateral to PrivateBank.
On March 10, 2014 and September 29, 2014, the Company amended the Credit Agreement with PrivateBank to increase the term loan commitment to $25.0 million and $28.0 million, respectively. On December 4, 2015, the Company amended the Credit Agreement to increase the term loan commitment to $30.0 million and extended the term loan maturity to December 4, 2020.
On September 30, 2016, the Company repaid $2.5 million of the term loan and, on December 8, 2016, repaid the total remaining amount outstanding of $27.5 million plus accrued interest of $0.2 million. In connection with the repayment of the term loan, the Company wrote off $0.3 million of debt issue costs, which was included in interest expense for the year ended December 31, 2016.
There were no credit agreements outstanding at December 31, 2017.
Interest on the term loan accrued daily at a rate equal to the 3-month LIBOR plus a margin. The margin was 2.75% as of December 31, 2016 and 2015. Total interest expense on the Credit Agreement was $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015. Interest expense was included in "other expenses" on the accompanying statements of income and comprehensive income. Interest paid was $1.0 million for the year ending December 31, 2016, and $1.1 million for the year ending December 31, 2015.

12.     Commitments and contingencies
The Company has an operating lease for office space, which expires in 2020. In addition, the Company had a capital lease related to a software license that expired in 2017. Expenses associated with these leases totaled $0.3 million in 2017, $0.4 million in 2016, and $0.5 million in 2015.
Minimum future rental payments, excluding taxes, insurance and other operating expenses, under the noncancelable operating leases in effect at December 31, 2017 are as follows (in thousands):

Year ending December 31:
2018	$529
2019	545
2020	230
Total minimum rental payments	$1,304
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $1.0 million, $0.9 million and $0.8 million in 2017, 2016 and 2015, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2017	2016	2015
	(in thousands)
Unrealized gains (losses) arising during the period, before income taxes	$9,563	$(830)	$(2,347)
Income taxes	(3,094)	290	821
Unrealized gains (losses) arising during the period, net of income taxes	6,469	(540)	(1,526)
Less reclassification adjustment:
Net realized investment gains	132	154	57
Income taxes	(47)	(54)	(20)
Reclassification adjustment included in net income	85	100	37
Other comprehensive income (loss)	$6,384	$(640)	$(1,563)
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

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Commercial:
Construction	$48,587	$42,234	$36,932
Small business	34,896	27,333	21,468
Energy	22,898	16,157	19,022
Excess casualty	20,260	17,799	16,194
General casualty	15,865	16,162	20,511
Product liability	14,288	10,140	9,480
Professional liability	12,956	14,212	14,636
Life sciences	12,408	10,897	11,935
Allied health	10,645	9,344	8,644
Health care	6,235	6,594	6,579
Commercial property	5,609	4,835	6,181
Management liability	4,123	2,244	420
Environmental	2,692	1,931	1,005
Public entity	1,265	875	—
Inland marine	967	910	195
Commercial insurance	816	459	—
Total commercial	214,510	182,126	173,202
Personal:
Personal insurance	8,681	6,352	3,807
Total personal	8,681	6,352	3,807
Total	$223,191	$188,478	$177,009
The Company does business with three unaffiliated insurance brokers that generated $26.4 million, $24.4 million and $23.1 million of gross written premiums for the year ended December 31, 2017, representing 11.8%, 10.9% and 10.4% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2017.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2017, 2016, and 2015 and for the years then ended are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Statutory net income	$23,841	$22,850	$21,972
Statutory capital and surplus	213,833	193,387	127,675
Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2017 and 2016, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2018 without prior approval is $23.7 million.

17. Unaudited selected quarterly financial data
The following is a summary of the unaudited quarterly results of operations:

	2017 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$52,862	$57,753	$55,633	$56,943
Total revenues	42,687	45,508	47,839	50,742
Net income	6,281	8,495	4,201	5,924
Comprehensive income	7,354	10,669	5,840	7,422
Earnings per share - basic	$0.30	$0.41	$0.20	$0.28
Earnings per share - diluted	$0.29	$0.40	$0.20	$0.27

	2016 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$43,082	$50,107	$47,823	$47,466
Total revenues	32,718	33,676	34,868	40,353
Net income	5,257	6,057	7,982	6,871
Comprehensive income	7,383	8,947	7,981	1,216
Earnings per share - basic:
Common stock	$—	$—	$0.24	$0.33
Class A common stock	0.37	0.42	0.19	—
Class B common stock	0.07	0.19	0.21	—
Earnings per share - diluted:
Common stock	$—	$—	$0.24	$0.32
Class A common stock	0.37	0.42	0.19	—
Class B common stock	0.07	0.18	0.20	—
Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Cash and cash equivalents	$1,502	$1,868
Due from subsidiaries	665	218
Investment in subsidiaries	235,091	207,905
Deferred tax assets	198	627
Income taxes recoverable	805	—
Other assets	164	141
Total assets	$238,425	$210,759

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$236	$428
Income taxes payable	—	117
Total liabilities	236	545

Stockholders’ equity:
Common stock	210	210
Additional paid-in capital	155,082	153,353
Retained earnings	73,502	53,640
Accumulated other comprehensive income	9,395	3,011
Stockholders’ equity	238,189	210,214
Total liabilities and stockholders’ equity	$238,425	$210,759

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Loss)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Management fees from subsidiaries	$2,037	$1,815	$636
Total revenues	2,037	1,815	636

Expenses:
Other operating expenses	2,526	2,395	640
Other expenses	652	492	66
Interest expense	—	1,339	1,230
Total expenses	3,178	4,226	1,936

Loss before income taxes	(1,141)	(2,411)	(1,300)
Income tax benefit	(739)	(844)	(432)
Loss before equity in net income of subsidiaries	(402)	(1,567)	(868)
Equity in net income of subsidiaries	25,303	27,734	23,141
Net income	24,901	26,167	22,273

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	6,384	(640)	(1,563)
Total comprehensive income	$31,285	$25,527	$20,710

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net income	$24,901	$26,167	$22,273
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense (benefit)	429	(65)	61
Stock compensation expense	652	492	65
Equity in undistributed earnings of subsidiaries	(25,303)	(27,734)	(23,141)
Changes in operating assets and liabilities	(1,583)	520	(286)
Net cash used in operating activities	(904)	(620)	(1,028)

Investing activities
Dividends paid from subsidiary	4,500	—	—
Contributions to subsidiary	—	(40,000)	(2,000)
Net cash provided by (used in) investing activities	4,500	(40,000)	(2,000)

Financing activities
Common stock issued, net of transaction costs	—	72,841	—
Common stock issued, stock options exercised	1,077	—	—
Class A common stock issued	—	—	90
Dividends paid	(5,039)	(2,097)	—
Proceeds from note payable	—	—	2,000
Repayment of note payable	—	(30,000)	—
Debt issuance costs	—	—	(30)
Net cash (used in) provided by financing activities	(3,962)	40,744	2,060
Net change in cash and cash equivalents	(366)	124	(968)
Cash and cash equivalents at beginning of year	1,868	1,744	2,712
Cash and cash equivalents at end of year	$1,502	$1,868	$1,744
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
Dividends from subsidiaries
On June 9, 2017, cash dividends of $4.5 million were paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2017:
Allowance for premiums receivable	$1,977	$488	$353	$2,112
Valuation allowance for deferred tax assets	623	68	—	691

Year Ended December 31, 2016:
Allowance for premiums receivable	2,088	276	387	1,977
Valuation allowance for deferred tax assets	529	94	—	623

Year Ended December 31, 2015:
Allowance for premiums receivable	595	1,493	—	2,088
Valuation allowance for deferred tax assets	489	40	—	529

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2017 are included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 16. Form 10-K Summary
None.

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
10.1
Amended and Restated Registration Rights Agreement, dated as of August 2, 2016, among Kinsale Capital Group, Inc., Moelis Capital Partners Opportunity Fund I, LP, Moelis Capital Partners Opportunity Fund I-A, LP, Virginia Capital Private Equity, LP, M.P. Kehoe, LLC and the other stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
.

10.2+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.3a+
Form of Stock Option Grant Notice and Award Agreement (Employee) (incorporated by reference to Exhibit 10.5a to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.3b+
Form of Stock Option Grant Notice and Award Agreement (Director) (incorporated by reference to Exhibit 10.5b to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.4+	Form of Restricted Share Award Agreement
10.5+
Employment and Arbitration Agreement, dated as of June 4, 2009 among Kinsale Management, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.6
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	March 1, 2018
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Senior Vice President, Chief Financial Officer and Treasurer	March 1, 2018
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	March 1, 2018

/s/ Anne C. Kronenberg
Anne C. Kronenberg	Director	March 1, 2018

/s/ Robert Lippincott III
Robert Lippincott III	Director	March 1, 2018

/s/ James J. Ritchie
James J. Ritchie	Director	March 1, 2018

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	March 1, 2018

/s/ Gregory M. Share
Gregory M. Share	Director	March 1, 2018