Form 10-Q
period 2018-03-31
Kinsale Capital Group, Inc.
filed 2018-05-03
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at April 27, 2018: 21,072,452

KINSALE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $465,744 in 2018; $422,255 in 2017)	$462,534	$425,191
Equity securities, at fair value (cost: $48,129 in 2018; $45,916 in 2017)	55,065	54,132
Total investments	517,599	479,323
Cash and cash equivalents	56,659	81,747
Investment income due and accrued	3,200	3,077
Premiums receivable, net	22,892	19,787
Reinsurance recoverables	50,742	49,593
Ceded unearned premiums	14,081	13,858
Deferred policy acquisition costs, net of ceding commissions	12,768	11,775
Intangible assets	3,538	3,538
Deferred income tax asset, net	4,201	2,492
Other assets	2,087	2,659
Total assets	$687,767	$667,849

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$328,209	$315,717
Unearned premiums	110,364	103,110
Payable to reinsurers	3,244	3,226
Accounts payable and accrued expenses	3,170	6,519
Other liabilities	2,930	1,088
Total liabilities	447,917	429,660

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,072,152 and 21,036,087 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	210	210
Additional paid-in capital	155,785	155,082
Retained earnings	84,498	73,502
Accumulated other comprehensive (loss) income	(643)	9,395
Total stockholders’ equity	239,850	238,189
Total liabilities and stockholders’ equity	$687,767	$667,849

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues:
Gross written premiums	$63,847	$52,862
Ceded written premiums	(8,756)	(8,700)
Net written premiums	55,091	44,162
Change in unearned premiums	(7,030)	(3,729)
Net earned premiums	48,061	40,433
Net investment income	3,229	2,286
Net unrealized losses on equity securities	(1,279)	—
Net realized gains (losses) on investments	112	(32)
Other income	3	—
Total revenues	50,126	42,687

Expenses:
Losses and loss adjustment expenses	28,899	22,107
Underwriting, acquisition and insurance expenses	12,398	11,294
Other expenses	14	—
Total expenses	41,311	33,401
Income before income taxes	8,815	9,286
Total income tax expense	1,528	3,005
Net income	7,287	6,281
Other comprehensive income:
Change in unrealized (losses) gains on available-for-sale investments, net of taxes of ($1,291) in 2018 and $577 in 2017	(4,856)	1,073
Total comprehensive income	$2,431	$7,354

Earnings per share:
Basic	$0.35	$0.30
Diluted	$0.34	$0.29

Weighted-average shares outstanding:
Basic	21,045	20,969
Diluted	21,628	21,389

Cash dividends declared per share	$0.07	$0.06
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2016	20,969	$210	$153,353	$53,640	$3,011	$210,214
Stock-based compensation	—	—	161	—	—	161
Dividends	—	—	—	(1,258)	—	(1,258)
Other comprehensive income, net of tax	—	—	—	—	1,073	1,073
Net income	—	—	—	6,281	—	6,281
Balance at March 31, 2017	20,969	$210	$153,514	$58,663	$4,084	$216,471

Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - net unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effects resulting from the TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	36	—	545	—	—	545
Stock-based compensation	—	—	158	—	—	158
Dividends	—	—	—	(1,473)	—	(1,473)
Other comprehensive loss, net of tax	—	—	—	—	(4,856)	(4,856)
Net income	—	—	—	7,287	—	7,287
Balance at March 31, 2018	21,072	$210	$155,785	$84,498	$(643)	$239,850

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities:
Net cash provided by operating activities	$21,437	$15,447

Investing activities:
Purchase of property and equipment	(94)	(31)
Purchases – fixed maturity securities	(82,587)	(6,147)
Purchases – equity securities	(3,168)	(3,114)
Sales – fixed maturity securities	3,913	718
Sales – equity securities	982	—
Maturities and calls – fixed maturity securities	35,357	19,198
Net cash (used in) provided by investing activities	(45,597)	10,624

Financing activities:
Proceeds from stock options exercised	545	—
Dividends paid	(1,473)	(1,258)
Payments on capital lease	—	(9)
Net cash used in financing activities	(928)	(1,267)
Net change in cash and cash equivalents	(25,088)	24,804
Cash and cash equivalents at beginning of year	81,747	50,752
Cash and cash equivalents at end of period	$56,659	$75,556

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Recently adopted accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which eliminated the available-for-sale classification for equity investments, required changes in unrealized gains and losses in fair value of equity investments to be recognized in net income, required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that was required to be disclosed for financial instruments measured at amortized cost. Effective January 1, 2018, the Company adopted this ASU and recorded a cumulative-effect adjustment, which reclassified unrealized gains of $6.5 million, net of taxes, on equity investments from accumulated other comprehensive income ("AOCI") to retained earnings. Prior periods have not been restated to conform to the current presentation.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which permitted companies to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the "TCJA") on items within AOCI to retained earnings. The FASB refers to these amounts as "stranded tax effects." The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Effective January 1, 2018, the Company elected to early adopt this ASU and to reclassify the stranded income tax effects for available-

for-sale securities of $1.3 million from AOCI to retained earnings. Other than those effects related to the TCJA, the Company uses the portfolio approach to release stranded tax effects in AOCI related to its available-for-sale fixed-maturity securities and its available-for-sale equity securities (prior to the adoption of ASU 2016-01). Under this approach, stranded tax effects remaining in AOCI are released only when the entire portfolio of the available-for-sale fixed-maturity securities and available-for-sale equity securities are liquidated, sold or extinguished.
Prospective accounting pronouncements
ASU 2016-02, Leases (Topic 842)
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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$608	$2	$(4)	$606
Obligations of states, municipalities and political subdivisions	158,889	1,858	(2,032)	158,715
Corporate and other securities	93,807	435	(578)	93,664
Asset-backed securities	123,397	221	(681)	122,937
Residential mortgage-backed securities	89,043	396	(2,827)	86,612
Total available-for-sale investments	$465,744	$2,912	$(6,122)	$462,534

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$4	$(14)	$9,098
Obligations of states, municipalities and political subdivisions	161,012	3,726	(412)	164,326
Corporate and other securities	71,224	579	(172)	71,631
Asset-backed securities	95,223	405	(268)	95,360
Residential mortgage-backed securities	85,688	466	(1,378)	84,776
Total fixed-maturity securities	422,255	5,180	(2,244)	425,191

Equity securities:
Exchange traded funds	26,041	8,339	—	34,380
Nonredeemable preferred stock	19,875	108	(231)	19,752
Total equity securities	45,916	8,447	(231)	54,132
Total available-for-sale investments	$468,171	$13,627	$(2,475)	$479,323
Available-for-sale securities in a loss position
The Company regularly reviews all available-for-sale securities with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be an other-than-temporary impairment ("OTTI"). The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an OTTI, but rather a temporary decline in fair value.
For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. For equity securities prior to the adoption of ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), the Company considered the near-term prospects of an issuer and its ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income. For equity securities prior to the adoption of ASU 2016-01, a decline in fair value that was considered to be other-than-temporary was recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$494	$(4)	$494	$(4)
Obligations of states, municipalities and political subdivisions	56,436	(849)	37,173	(1,183)	93,609	(2,032)
Corporate and other securities	50,879	(461)	10,643	(117)	61,522	(578)
Asset-backed securities	41,534	(419)	10,006	(262)	51,540	(681)
Residential mortgage-backed securities	20,500	(304)	54,166	(2,523)	74,666	(2,827)
Total fixed-maturity securities	$169,349	$(2,033)	$112,482	$(4,089)	$281,831	$(6,122)

At March 31, 2018, the Company held 306 fixed maturity securities in an unrealized loss position with a total estimated fair value of $281.8 million and gross unrealized losses of $6.1 million. Of these securities, 124 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At March 31, 2018, 89.5% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Management concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the three months ended March 31, 2018.

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,497	$(2)	$5,488	$(12)	$8,985	$(14)
Obligations of states, municipalities and political subdivisions	7,258	(36)	38,143	(376)	45,401	(412)
Corporate and other securities	30,944	(98)	13,444	(74)	44,388	(172)
Asset-backed securities	27,609	(108)	10,706	(160)	38,315	(268)
Residential mortgage-backed securities	9,081	(83)	57,262	(1,295)	66,343	(1,378)
Total fixed-maturity securities	78,389	(327)	125,043	(1,917)	203,432	(2,244)

Equity securities:
Exchange traded funds	130	—	—	—	130	—
Nonredeemable preferred stocks	10,649	(231)	—	—	10,649	(231)
Total equity securities	10,779	(231)	—	—	10,779	(231)
Total investments available for sale	$89,168	$(558)	$125,043	$(1,917)	$214,211	$(2,475)
At December 31, 2017, the Company held 195 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $203.4 million and gross unrealized losses of $2.2 million. Of those securities, 126 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2017, 91.1% of the Company’s fixed maturity securities were rated "A-" or better and all of the Company’s fixed maturity securities made expected coupon payments under the contractual terms of the securities. At December 31, 2017, the Company held 13 securities in its equity portfolio with a total estimated fair value of $10.8 million and gross unrealized losses of $0.2 million. None of these securities were in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that were no other-than-temporary impairments from fixed-maturity or equity securities with unrealized losses for the year ended December 31, 2017.

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2018 are summarized, by contractual maturity, as follows:

	March 31, 2018
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$33,012	$32,899
Due after one year through five years	47,430	47,494
Due after five years through ten years	38,633	39,111
Due after ten years	134,229	133,481
Asset-backed securities	123,397	122,937
Residential mortgage-backed securities	89,043	86,612
Total fixed maturities	$465,744	$462,534
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest:
Taxable bonds	$1,761	$1,537
Tax exempt municipal bonds	1,085	794
Cash equivalents and short-term investments	260	87
Dividends on equity securities	412	110
Gross investment income	3,518	2,528
Investment expenses	(289)	(242)
Net investment income	$3,229	$2,286

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Realized gains:
Sales of fixed maturities	$55	$—
Sales of equity securities	57	—
Total realized gains	112	—

Realized losses:
Sales of fixed maturities	—	(32)
Total realized losses	—	(32)
Net realized investment gains (losses)	$112	$(32)
Change in net unrealized gains (losses) on investments
For the three months ended March 31, 2018, the change in net unrealized losses for fixed-maturity securities was $6.1 million. For the three months ended March 31, 2017, the change in net unrealized gains for fixed-maturity securities was $0.7 million and the change in net unrealized gains for equity securities was $0.9 million.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million and $7.1 million on deposit with state regulatory authorities at March 31, 2018 and December 31, 2017, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $1.8 million at March 31, 2018 and $1.0 million at December 31, 2017. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as non-cash transactions for purposes of cash flow presentation.

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
The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$606	$—	$—	$606
Obligations of states, municipalities and political subdivisions	—	158,715	—	158,715
Corporate and other securities	—	93,664	—	93,664
Asset-backed securities	—	122,937	—	122,937
Residential mortgage-backed securities	—	86,612	—	86,612
Total fixed maturities	606	461,928	—	462,534

Equity securities:
Exchange traded funds	35,939	—	—	35,939
Nonredeemable preferred stock	—	19,126	—	19,126
Total equity securities	35,939	19,126	—	55,065
Total	$36,545	$481,054	$—	$517,599

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	—	164,326	—	164,326
Corporate and other securities	—	71,631	—	71,631
Asset-backed securities	—	95,360	—	95,360
Residential mortgage-backed securities	—	84,776	—	84,776
Total fixed maturities	9,098	416,093	—	425,191

Equity securities:
Exchange traded funds	34,380	—	—	34,380
Nonredeemable preferred stock	—	19,752	—	19,752
Total equity securities	34,380	19,752	—	54,132
Total	$43,478	$435,845	$—	$479,323
There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2018. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$11,775	$10,150
Policy acquisition costs deferred:
Direct commissions	9,377	7,880
Ceding commissions	(2,541)	(2,591)
Other underwriting and policy acquisition costs	809	761
Policy acquisition costs deferred	7,645	6,050
Amortization of net policy acquisition costs	(6,652)	(5,699)
Balance, end of period	$12,768	$10,501

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2018 and 2017 consist of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$8,379	$7,149
Ceding commissions	(2,444)	(2,346)
Other operating expenses	6,463	6,491
Total	$12,398	$11,294
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $5.0 million for both the three months ended March 31, 2018 and 2017.

6.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income	$7,287	$6,281
Weighted average common shares outstanding - basic	21,045	20,969
Effect of potential dilutive securities:
Conversion of stock options	581	420
Conversion of restricted stock	2	—
Weighted average common shares outstanding - diluted	21,628	21,389

Earnings per common share:
Basic	$0.35	$0.30
Diluted	$0.34	$0.29
There were no anti-dilutive stock options for the three months ended March 31, 2018 and 2017.

7. Income taxes
On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21% effective January 1, 2018, and modifying the manner in which property and casualty insurance loss reserves are computed for federal income tax purposes. The Company records a deduction for unpaid losses and loss adjustment expenses when computing its taxable income. Prior to the new legislation, the deduction was discounted using interest rates and loss payment patterns prescribed by the U.S. Treasury. The TCJA changed the prescribed interest rates, which are now based on corporate bond yield curves, and extended the applicable time periods for the loss payment pattern period for long-tailed lines of business. Beginning in 2018, a transition rule will spread the adjustments related to pre-effective-date losses and loss adjustment expenses over the next eight years.
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company recognized provisional tax amounts of $3.5 million related to the transition adjustment for loss discounting, which was included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. During the three months ended March 31, 2018, there were no changes to these amounts and no measurement period adjustments were recorded. The accounting is expected to be complete when the U.S. Treasury issues further guidance and the Company has completed its calculations.
The Company's effective tax rate was 17.3% for the three months ended March 31, 2018 and 32.4% for the three months ended March 31, 2017. The decrease in the effective tax rate in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the impact of the TCJA, which lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018, and the recognition of tax benefits related to stock options exercised during the first quarter of 2018.

8.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2018	2017
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$267,493	$194,602
Commutation of MLQS	—	27,929
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	267,493	222,531
Incurred losses and loss adjustment expenses:
Current year	30,183	27,211
Prior years	(1,284)	(5,104)
Total net losses and loss adjustment expenses incurred	28,899	22,107

Payments:
Current year	340	333
Prior years	17,516	11,566
Total payments	17,856	11,899
Net reserves for unpaid losses and loss adjustment expenses, end of period	278,536	232,739
Reinsurance recoverable on unpaid losses	49,673	40,262
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$328,209	$273,001
During the three months ended March 31, 2018, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2017 developed favorably by $1.3 million. The favorable development was primarily attributable to the 2017 accident year of $2.5 million and the 2016 accident year of $1.2 million, which resulted from reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development from the 2011 through 2015 accident years of $2.4 million.
During the three months ended March 31, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $5.1 million. The favorable development was attributable primarily to the 2016 accident year of $3.3 million and the 2015 accident year of $2.5 million, which was due to reported losses emerging at a lower level than expected. The favorable development was offset in part by adverse development of $0.9 million for the 2013 accident year.
Multi-line quota share reinsurance
Effective January 1, 2017, the Company commuted its multi-line quota share treaty ("MLQS") covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.

9.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Written:
Direct	$63,847	$52,862
Assumed	—	—
Ceded	(8,756)	(8,700)
Net written	$55,091	$44,162

Earned:
Direct	$56,593	$48,462
Assumed	—	—
Ceded	(8,532)	(8,029)
Net earned	$48,061	$40,433
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $2.9 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, reinsurance recoverables on paid and unpaid losses were $1.0 million and $49.7 million, respectively. At December 31, 2017, reinsurance recoverables on paid and unpaid losses were $1.4 million and $48.2 million, respectively.

10.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before income taxes:
Fixed-maturity securities	$(6,092)	$697
Equity securities (1)	—	921
Total unrealized (losses) gains arising during the period, before income taxes	(6,092)	1,618
Income taxes	1,279	(566)
Unrealized (losses) gains arising during the period, net of income taxes	(4,813)	1,052
Less reclassification adjustment:
Net realized gains (losses) on fixed-maturity securities, before income taxes	55	(32)
Income taxes	(12)	11
Reclassification adjustment included in net income	43	(21)
Other comprehensive (loss) income	$(4,856)	$1,073
(1) Adoption of ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which was effective January 1, 2018, eliminated the available-for-sale classification for equity investments and required changes in unrealized gains and losses in fair value of equity securities to be recognized in net income.
The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2017. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2018, the percentage breakdown of our gross written premiums was 92.0% casualty and 8.0% property. Our underwriting divisions include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in the first three months of 2018.
Components of our results of operations
Gross written premiums
Gross written premiums are the amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•	New business submissions;

•	Conversion of new business submissions into policies;

•	Renewals of existing policies; and

•	Average size and premium rate of bound policies.
We earn insurance premiums on a pro rata basis over the term of a policy. Our insurance policies generally have a term of one year. Net earned premiums represent the earned portion of our gross written premiums, less that portion of our gross written premiums that is ceded under our reinsurance agreements.
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels.
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
Net investment gains (losses)
Net investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, unrealized gains and losses on our equity portfolio, as well as any "other-than-temporary" impairments recognized in earnings.
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
Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Our overall financial goal is to produce a return on equity in the mid-teens or higher over the long-term.
Net retention ratio is the ratio of net written premiums to gross written premiums.

Three months ended March 31, 2018 compared to three months ended March 31, 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017	Change	% Change

Gross written premiums	$63,847	$52,862	$10,985	20.8%
Ceded written premiums	(8,756)	(8,700)	(56)	0.6
Net written premiums	$55,091	$44,162	$10,929	24.7%

Net earned premiums	$48,061	$40,433	$7,628	18.9%
Losses and loss adjustment expenses	28,899	22,107	6,792	30.7
Underwriting, acquisition and insurance expenses	12,398	11,294	1,104	9.8
Underwriting income (1)	6,764	7,032	(268)	(3.8)
Other expenses, net	(11)	—	(11)	NM
Net investment income	3,229	2,286	943	41.3
Net unrealized losses on equity securities	(1,279)	—	(1,279)	NM
Net realized gains (losses) on investments	112	(32)	144	NM
Income before taxes	8,815	9,286	(471)	(5.1)
Income tax expense	1,528	3,005	(1,477)	(49.2)
Net income	$7,287	$6,281	$1,006	16.0%

Annualized return on equity	12.2%	11.8%

Loss ratio	60.1%	54.7%
Expense ratio	25.8%	27.9%
Combined ratio	85.9%	82.6%
NM - Percentage change not meaningful

(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $7.3 million for the three months ended March 31, 2018 compared to $6.3 million for the three months ended March 31, 2017, an increase of 16.0%. The increase in net income for the first quarter of 2018 over the first quarter of 2017 was due to a lower effective tax rate of 17.3%, resulting from the TCJA and the recognition of tax benefits related to stock options exercised during the first quarter of 2018, and higher net investment income. These factors were offset in part by unrealized losses of $1.3 million related to changes in the fair value of equity investments, which were required to be recognized in net income upon the adoption of a new accounting standard.
Underwriting income was $6.8 million for the three months ended March 31, 2018 compared to $7.0 million for the three months ended March 31, 2017, a decrease of 3.8%. The corresponding combined ratios were 85.9% for the three months ended March 31, 2018 compared to 82.6% for the three months ended March 31, 2017. The decrease in our underwriting income was due to lower net favorable development of loss reserves for prior accident years in the first quarter of 2018 compared to the first quarter of 2017, offset in part by higher premium volume quarter over quarter.
Premiums
Our gross written premiums were $63.8 million for the three months ended March 31, 2018 compared to $52.9 million for the three months ended March 31, 2017, an increase of $11.0 million, or 20.8%. The increase in gross written premiums for the first three months of 2018 over the same period last year was due to increases across most lines of business. The average premium on a policy written was approximately $8,000 in the first three months of 2018 compared to approximately $8,600 in the first three months of 2017. The decrease in the average premium per policy written was due to changes in the mix of business during the first quarter of 2018 compared to the same period last year.
Net written premiums increased by $10.9 million, or 24.7%, to $55.1 million for the three months ended March 31, 2018 from $44.2 million for the three months ended March 31, 2017. The increase in net written premiums for the first three months of 2018 compared to the same period last year was primarily due to higher gross written premiums while ceded premiums remained relatively flat. The net retention ratio was 86.3% for the three months ended March 31, 2018 compared to 83.5% for the three months ended March 31, 2017. The increase in the net retention ratio was due to an increase in our retention on the excess casualty reinsurance treaty effective with the renewal on June 1, 2017 and a change in the mix of business.
Net earned premiums increased by $7.6 million, or 18.9%, to $48.1 million for the three months ended March 31, 2018 from $40.4 million for the three months ended March 31, 2017 due to growth in gross written premiums.
Loss ratio
The loss ratio was 60.1% for the three months ended March 31, 2018 compared to 54.7% for the three months ended March 31, 2017. The increase in the loss ratio for the first three months of 2018 was due to lower net favorable development of loss reserves for prior accident years in the first quarter of 2018 compared to the first quarter of 2017. The decrease in favorable development of loss reserve for prior accident years was offset in part by a lower loss ratio for the current accident year in the first quarter of 2018 compared to the same period in 2017. The decrease in the current accident year loss ratio was due in part to lower reported losses in the first quarter of 2018 compared to the first quarter of 2017.

The following table summarizes the loss ratios for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
($ in thousands)	Losses and loss adjustment expenses	% of Earned Premiums	Losses and loss adjustment expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$30,183	62.8%	$27,137	67.1%
Current year catastrophe losses	—	—	74	0.2
Effect of prior year development	(1,284)	(2.7)	(5,104)	(12.6)
Total	$28,899	60.1%	$22,107	54.7%
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$8,379	17.4%	$7,149	17.7%
Ceding	(2,444)	(5.1)	(2,346)	(5.8)
Net commissions incurred	5,935	12.3	4,803	11.9
Other underwriting expenses	6,463	13.5	6,491	16.0
Underwriting, acquisition and insurance expenses	$12,398	25.8%	$11,294	27.9%
The expense ratio was 25.8% for the three months ended March 31, 2018 compared to 27.9% for the three months ended March 31, 2017. The decrease in the expense ratio for the three months ended March 31, 2018 compared to the expense ratio for the same period last year reflected the benefit of higher net earned premiums without a proportional increase in the total amount of other underwriting expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.7% for the three months ended March 31, 2018 and 14.8% for the three months ended March 31, 2017.
Combined ratio
Our combined ratio was 85.9% for the three months ended March 31, 2018 compared to 82.6% for the three months ended March 31, 2017.
Investing results
Our net investment income increased by 41.3% to $3.2 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March 31, 2017, primarily due to the increase in our investment portfolio balance from excess operating funds generated since the first quarter of 2017 and a higher gross investment return in the first three months of 2018 compared to the same period last year.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017	Change	% Change

Interest from fixed-maturity securities	$2,846	$2,331	$515	22.1%
Dividends from equity securities	412	110	302	274.5
Other	260	87	173	198.9
Gross investment income	3,518	2,528	990	39.2
Investment expenses	(289)	(242)	(47)	19.4
Net investment income	3,229	2,286	943	41.3
Net unrealized losses on equity securities	(1,279)	—	(1,279)	NM
Net realized gains (losses) on investments	112	(32)	144	NM
Net realized and unrealized investment losses	(1,167)	(32)	(1,135)	NM
Total	$2,062	$2,254	$(192)	(8.5)%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.7% for the three months ended March 31, 2018, compared to 2.3% for the three months ended March 31, 2017. As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the first quarter of 2018, we recognized unrealized losses of $1.3 million related to our equity portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended March 31, 2018 or 2017.
Income tax expense
Our income tax expense was $1.5 million for the three months ended March 31, 2018 compared to $3.0 million for the three months ended March 31, 2017. Our effective tax rate was approximately 17.3% for the three months ended March 31, 2018 compared to 32.4% for the three months ended March 31, 2017. For the first quarter of 2018, our effective tax rate reflected the Tax Cuts and Jobs Act of 2017, which among other provisions, lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the prior-year period was also due to the recognition of tax benefits related to stock options exercised during the first quarter of 2018.
Return on equity
Our annualized return on equity was 12.2% for the three months ended March 31, 2018 compared to 11.8% for the three months ended March 31, 2017. The increase in annualized return on equity for the three months ended March 31, 2018 was largely due to the lower income tax rate as a result of the Tax Cuts and Jobs Act of 2017.

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
Our cash flows for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$21,437	$15,447
Investing activities	(45,597)	10,624
Financing activities	(928)	(1,267)
Change in cash and cash equivalents	$(25,088)	$24,804
Net cash provided by operating activities was approximately $21.4 million for the three months ended March 31, 2018, compared to $15.4 million for the same period in 2017. This increase was largely driven by premium volume, the timing of claim payments, reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $45.6 million for the three months ended March 31, 2018, compared to net cash provided by investing activities of $10.6 million for the three months ended March 31, 2017. Net cash used in investing activities during the first quarter of 2018 reflected purchases of fixed-maturity securities of $82.6 million, principally corporate bonds and asset-backed securities, and purchases of equity securities of $3.2 million, principally exchange traded funds (ETFs). During the first quarter of 2018, we received proceeds of $39.3 million from maturities and sales of fixed-maturity securities and $0.9 million from the sale of an intermediate-term bond ETF. Cash provided by investing activities during the first quarter of 2017 reflected proceeds received from maturing fixed income securities of $19.2 million, offset in part by selective purchases of fixed income securities, principally municipal bonds of $5.9 million. In addition, we purchased $3.1 million of equity securities during the first quarter of 2017.
During the first three months of 2018, cash used in financing activities primarily reflected dividends paid of $0.07 per common share, or $1.5 million in aggregate. During the first three months of 2017, cash used in financing activities primarily reflected dividends paid of $0.06 per common share, or $1.3 million in aggregate.
Reinsurance
We enter into reinsurance contracts primarily to limit our exposure to potential large losses. Reinsurance involves an insurance company transferring ("ceding") a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. Our reinsurance is primarily contracted under quota-share reinsurance contracts and excess of loss contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. Under excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
We use facultative reinsurance coverage on a limited basis. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.
The following is a summary of our significant reinsurance programs as of March 31, 2018:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk	Up to $10.0 million per risk	$9.0 million excess of $1.0 million	$1.0 million per occurrence
Property - catastrophe (1)	N/A	$45.0 million excess of $5.0 million	$5.0 million per catastrophe
Primary casualty (2)	Up to $10.0 million per occurrence	$9.0 million excess of $1.0 million	$1.0 million per occurrence
Excess casualty (3)	Up to $10.0 million per occurrence	Variable quota share	$1.5 million per occurrence except as described in note (3) below

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2018, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2018, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At March 31, 2018, total stockholders' equity was $239.9 million and tangible stockholders' equity was $237.1 million, compared to total stockholders' equity of $238.2 million and tangible stockholders' equity $235.4 million at December 31, 2017. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to net income offset in part by an increase in unrealized losses on investments, net of taxes, and payment of dividends.
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
Stockholders' equity at March 31, 2018 and December 31, 2017, reconciles to tangible stockholders' equity as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Stockholders' equity	$239,850	$238,189
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$237,055	$235,394
Investment portfolio
At March 31, 2018, our cash and invested assets of $574.3 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At March 31, 2018, the majority of the investment portfolio was comprised of fixed-maturity securities of $462.5 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2018, we also held $56.7 million of cash and cash equivalents and $55.1 million of equity securities, which are comprised of ETFs and nonredeemable preferred stock. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.1 years at March 31, 2018 compared to 3.9 years at December 31, 2017 and an average rating of "AA" at March 31, 2018 and December 31, 2017.
At March 31, 2018 and December 31, 2017, the amortized cost and fair value on fixed-maturity securities were as follows:

	March 31, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$608	$606	0.1%	$9,108	$9,098	2.1%
Obligations of states, municipalities and political subdivisions	158,889	158,715	34.3%	161,012	164,326	38.7%
Corporate and other securities	93,807	93,664	20.3%	71,224	71,631	16.9%
Asset-backed securities	123,397	122,937	26.6%	95,223	95,360	22.4%
Residential mortgage-backed securities	89,043	86,612	18.7%	85,688	84,776	19.9%
Total fixed maturities	$465,744	$462,534	100.0%	$422,255	$425,191	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2018 and December 31, 2017, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2018		December 31, 2017
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$108,747	23.5%	$85,199	20.0%
AA	183,650	39.7%	190,044	44.7%
A	121,763	26.3%	112,129	26.4%
BBB	39,742	8.6%	28,715	6.8%
Below BBB and unrated	8,632	1.9%	9,104	2.1%
Total	$462,534	100.0%	$425,191	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$33,012	$32,899	7.1%	$50,020	$49,973	11.8%
Due after one year through five years	47,430	47,494	10.3%	28,979	29,299	6.9%
Due after five years through ten years	38,633	39,111	8.5%	28,733	29,800	7.0%
Due after ten years	134,229	133,481	28.9%	133,612	135,983	32.0%
Asset-backed securities	123,397	122,937	26.5%	95,223	95,360	22.4%
Residential mortgage-backed securities	89,043	86,612	18.7%	85,688	84,776	19.9%
Total fixed maturities	$465,744	$462,534	100.0%	$422,255	$425,191	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2018, approximately 6.3% of our total cash and investments were invested in ETFs, which provide low-cost diversification. At March 31, 2018 and December 31, 2017, our ETF balance was comprised of the following funds:

	March 31, 2018		December 31, 2017
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$17,925	49.9%	$16,088	46.8%
Foreign stock market fund	10,240	28.5%	9,297	27.0%
Dividend yield equity fund	7,774	21.6%	8,010	23.3%
Intermediate-term corporate bond fund	—	—%	985	2.9%
Total	$35,939	100.0%	$34,380	100.0%
As of March 31, 2018, approximately 3.3% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$15,361	80.3%	$15,859	80.3%
Utilities	2,055	10.8%	2,120	10.7%
Industrials and other	1,710	8.9%	1,773	9.0%
Total	$19,126	100.0%	$19,752	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at March 31, 2018 and $7.1 million at December 31, 2017.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at March 31, 2018.

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
Net income for the three months ended March 31, 2018 and 2017, reconciles to underwriting income as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Net income	$7,287	$6,281
Income tax expense	1,528	3,005
Income before income taxes	8,815	9,286
Other expenses	14	—
Net investment income	(3,229)	(2,286)
Net unrealized losses on equity investments	1,279	—
Net realized (gains) losses on investments	(112)	32
Other income	(3)	—
Underwriting income	$6,764	$7,032

Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Controls over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

KINSALE CAPITAL GROUP, INC.
Date: May 3, 2018	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: May 3, 2018	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer