Form 10-Q
period 2018-06-30
Kinsale Capital Group, Inc.
filed 2018-08-06
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

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

Yes  ☐     No  ☒
Number of shares of the registrant's common shares outstanding at July 31, 2018: 21,181,127

KINSALE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $472,418 in 2018; $422,255 in 2017)	$467,922	$425,191
Equity securities, at fair value (cost: $51,190 in 2018; $45,916 in 2017)	58,219	54,132
Total investments	526,141	479,323
Cash and cash equivalents	79,670	81,747
Investment income due and accrued	3,343	3,077
Premiums receivable, net	24,023	19,787
Reinsurance recoverables	54,436	49,593
Ceded unearned premiums	14,463	13,858
Deferred policy acquisition costs, net of ceding commissions	14,123	11,775
Intangible assets	3,538	3,538
Deferred income tax asset, net	5,073	2,492
Other assets	4,093	2,659
Total assets	$728,903	$667,849

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$344,565	$315,717
Unearned premiums	120,742	103,110
Payable to reinsurers	3,711	3,226
Accounts payable and accrued expenses	4,230	6,519
Other liabilities	7,710	1,088
Total liabilities	480,958	429,660

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,169,384 and 21,036,087 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	211	210
Additional paid-in capital	156,264	155,082
Retained earnings	93,129	73,502
Accumulated other comprehensive (loss) income	(1,659)	9,395
Total stockholders’ equity	247,945	238,189
Total liabilities and stockholders’ equity	$728,903	$667,849

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Gross written premiums	$69,981	$57,753	$133,828	$110,615
Ceded written premiums	(9,090)	(7,980)	(17,846)	(16,680)
Net written premiums	60,891	49,773	115,982	93,935
Change in unearned premiums	(9,998)	(6,721)	(17,028)	(10,450)
Net earned premiums	50,893	43,052	98,954	83,485
Net investment income	3,782	2,432	7,011	4,718
Net unrealized gains (losses) on equity securities	94	—	(1,185)	—
Net realized gains (losses) on investments	174	24	286	(8)
Other income	4	—	7	—
Total revenues	54,947	45,508	105,073	88,195

Expenses:
Losses and loss adjustment expenses	29,967	21,859	58,866	43,966
Underwriting, acquisition and insurance expenses	12,519	10,492	24,917	21,786
Other expenses	—	402	14	402
Total expenses	42,486	32,753	83,797	66,154
Income before income taxes	12,461	12,755	21,276	22,041
Total income tax expense	2,349	4,260	3,877	7,265
Net income	10,112	8,495	17,399	14,776
Other comprehensive income (loss):
Change in unrealized (losses) gains on available-for-sale investments, net of taxes of ($270) and ($1,561) in 2018 and $1,171 and $1,748 in 2017	(1,016)	2,174	(5,872)	3,247
Total comprehensive income	$9,096	$10,669	$11,527	$18,023

Earnings per share:
Basic	$0.48	$0.41	$0.83	$0.70
Diluted	$0.47	$0.40	$0.80	$0.69

Weighted-average shares outstanding:
Basic	21,070	20,969	21,058	20,969
Diluted	21,666	21,457	21,648	21,425

Cash dividends declared per share	$0.07	$0.06	$0.14	$0.12
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2016	20,969	$210	$153,353	$53,640	$3,011	$210,214
Stock-based compensation	—	—	324	—	—	324
Dividends declared	—	—	—	(2,516)	—	(2,516)
Other comprehensive income, net of tax	—	—	—	—	3,247	3,247
Net income	—	—	—	14,776	—	14,776
Balance at June 30, 2017	20,969	$210	$153,677	$65,900	$6,258	$226,045

Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - net unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at January 1, 2018, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effects resulting from the TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	133	1	623	—	—	624
Stock-based compensation	—	—	559	—	—	559
Dividends declared	—	—	—	(2,954)	—	(2,954)
Other comprehensive loss, net of tax	—	—	—	—	(5,872)	(5,872)
Net income	—	—	—	17,399	—	17,399
Balance at June 30, 2018	21,169	$211	$156,264	$93,129	$(1,659)	$247,945

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities:
Net cash provided by operating activities	$50,423	$40,782

Investing activities:
Purchase of property and equipment	(458)	(62)
Change in short-term investments, net	—	(14,481)
Purchases – fixed-maturity securities	(110,023)	(21,161)
Purchases – equity securities	(7,199)	(6,301)
Sales – fixed-maturity securities	3,913	719
Sales – equity securities	1,910	—
Maturities and calls – fixed-maturity securities	61,681	45,707
Net cash (used in) provided by investing activities	(50,176)	4,421

Financing activities:
Proceeds from stock options exercised	624	—
Dividends paid	(2,948)	(2,516)
Payments on capital lease	—	(9)
Net cash used in financing activities	(2,324)	(2,525)
Net change in cash and cash equivalents	(2,077)	42,678
Cash and cash equivalents at beginning of year	81,747	50,752
Cash and cash equivalents at end of period	$79,670	$93,430

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
Recently adopted accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which eliminated the available-for-sale classification for equity investments, required changes in unrealized gains and losses in fair value of equity investments to be recognized in net income, required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that was required to be disclosed for financial instruments measured at amortized cost. Effective January 1, 2018, the Company adopted this ASU and recorded a cumulative-effect adjustment, which reclassified unrealized gains of $6.5 million, net of taxes, on equity investments from accumulated other comprehensive income ("AOCI") to retained earnings. Prior periods have not been restated to conform to the current presentation.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which permitted companies to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the "TCJA") on items within AOCI to retained earnings. The FASB refers to these amounts as "stranded tax effects." The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Effective January 1,

2018, the Company elected to early adopt this ASU and to reclassify the stranded income tax effects for available-for-sale securities of $1.3 million from AOCI to retained earnings. Other than those effects related to the TCJA, the Company uses the portfolio approach to release stranded tax effects in AOCI related to its available-for-sale fixed-maturity securities and its available-for-sale equity securities (prior to the adoption of ASU 2016-01). Under this approach, stranded tax effects remaining in AOCI are released only when the entire portfolio of the available-for-sale fixed-maturity securities and available-for-sale equity securities are liquidated, sold or extinguished.
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
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. This ASU is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. Upon adoption, the update will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period presented. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its financial statements.

There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$608	$2	$(3)	$607
Obligations of states, municipalities and political subdivisions	155,799	1,672	(1,870)	155,601
Corporate and other securities	85,672	221	(885)	85,008
Asset-backed securities	125,030	119	(1,101)	124,048
Residential mortgage-backed securities	105,309	384	(3,035)	102,658
Total available-for-sale investments	$472,418	$2,398	$(6,894)	$467,922

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$4	$(14)	$9,098
Obligations of states, municipalities and political subdivisions	161,012	3,726	(412)	164,326
Corporate and other securities	71,224	579	(172)	71,631
Asset-backed securities	95,223	405	(268)	95,360
Residential mortgage-backed securities	85,688	466	(1,378)	84,776
Total fixed-maturity securities	422,255	5,180	(2,244)	425,191

Equity securities:
Exchange traded funds	26,041	8,339	—	34,380
Nonredeemable preferred stock	19,875	108	(231)	19,752
Total equity securities	45,916	8,447	(231)	54,132
Total available-for-sale investments	$468,171	$13,627	$(2,475)	$479,323
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
For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. For equity securities prior to the adoption of ASU 2016-01, the Company considered the near-term prospects of an issuer and its ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
For fixed maturities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed-maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income. For equity securities prior to the adoption of ASU 2016-01, a decline in fair value that was considered to be other-than-temporary was recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$495	$(3)	$495	$(3)
Obligations of states, municipalities and political subdivisions	57,877	(742)	34,451	(1,128)	92,328	(1,870)
Corporate and other securities	64,209	(763)	7,382	(122)	71,591	(885)
Asset-backed securities	73,520	(823)	9,511	(278)	83,031	(1,101)
Residential mortgage-backed securities	22,523	(362)	52,224	(2,673)	74,747	(3,035)
Total fixed-maturity securities	$218,129	$(2,690)	$104,063	$(4,204)	$322,192	$(6,894)

At June 30, 2018, the Company held 324 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $322.2 million and gross unrealized losses of $6.9 million. Of these securities, 122 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2018, 89.5% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Management concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the six months ended June 30, 2018.

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
At December 31, 2017, the Company held 195 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $203.4 million and gross unrealized losses of $2.2 million. Of those securities, 126 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At December 31, 2017, 91.1% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. At December 31, 2017, the Company held 13 securities in its equity portfolio with a total estimated fair value of $10.8 million and gross unrealized losses of $0.2 million. None of these securities were in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that were no other-than-temporary impairments from fixed-maturity or equity securities with unrealized losses for the year ended December 31, 2017.

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2018 are summarized, by contractual maturity, as follows:

	June 30, 2018
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$24,944	$24,857
Due after one year through five years	49,867	49,735
Due after five years through ten years	39,180	39,529
Due after ten years	128,088	127,095
Asset-backed securities	125,030	124,048
Residential mortgage-backed securities	105,309	102,658
Total fixed maturities	$472,418	$467,922
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest:
Taxable bonds	$2,239	$1,508	$4,000	$3,045
Tax exempt municipal bonds	1,083	818	2,168	1,612
Cash equivalents and short-term investments	217	167	477	254
Dividends on equity securities	512	185	924	295
Gross investment income	4,051	2,678	7,569	5,206
Investment expenses	(269)	(246)	(558)	(488)
Net investment income	$3,782	$2,432	$7,011	$4,718

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed-maturity securities:
Realized gains	$189	$24	$244	$24
Realized losses	(4)	—	(4)	(32)
Net realized gains (losses) fixed-maturity securities	185	24	240	(8)

Equity securities:
Realized gains	—	—	57	—
Realized losses	(11)	—	(11)	—
Net realized gains (losses) equity securities	(11)	—	46	—
Net realized investment gains (losses)	$174	$24	$286	$(8)
Change in net unrealized gains (losses) on investments
For the three and six months ended June 30, 2018, the changes in net unrealized losses for fixed-maturity securities were $1.3 million and $7.4 million, respectively. For the three and six months ended June 30, 2017, the changes in net unrealized gains for fixed-maturity securities were $2.8 million and $3.5 million and the change in net unrealized gains for equity securities was $0.6 million and $1.5 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million and $7.1 million on deposit with state regulatory authorities at June 30, 2018 and December 31, 2017, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $7.7 million at June 30, 2018 and $1.0 million at December 31, 2017. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as non-cash transactions for purposes of cash flow presentation.

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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$607	$—	$—	$607
Obligations of states, municipalities and political subdivisions	—	155,601	—	155,601
Corporate and other securities	—	85,008	—	85,008
Asset-backed securities	—	124,048	—	124,048
Residential mortgage-backed securities	—	102,658	—	102,658
Total fixed maturities	607	467,315	—	467,922

Equity securities:
Exchange traded funds	39,434	—	—	39,434
Nonredeemable preferred stock	—	18,785	—	18,785
Total equity securities	39,434	18,785	—	58,219
Total	$40,041	$486,100	$—	$526,141

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	—	164,326	—	164,326
Corporate and other securities	—	71,631	—	71,631
Asset-backed securities	—	95,360	—	95,360
Residential mortgage-backed securities	—	84,776	—	84,776
Total fixed maturities	9,098	416,093	—	425,191

Equity securities:
Exchange traded funds	34,380	—	—	34,380
Nonredeemable preferred stock	—	19,752	—	19,752
Total equity securities	34,380	19,752	—	54,132
Total	$43,478	$435,845	$—	$479,323
There were no transfers into or out of Level 1 and Level 2 during the three months ended June 30, 2018. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$12,768	$10,501	$11,775	$10,150
Policy acquisition costs deferred:
Direct commissions	10,298	8,625	19,675	16,505
Ceding commissions	(2,609)	(2,392)	(5,150)	(4,983)
Other underwriting and policy acquisition costs	694	756	1,503	1,517
Policy acquisition costs deferred	8,383	6,989	16,028	13,039
Amortization of net policy acquisition costs	(7,028)	(5,912)	(13,680)	(11,611)
Balance, end of period	$14,123	$11,578	$14,123	$11,578

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2018 and 2017 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$8,756	$7,544	$17,135	$14,693
Ceding commissions	(2,464)	(2,466)	(4,908)	(4,812)
Other operating expenses	6,227	5,414	12,690	11,905
Total	$12,519	$10,492	$24,917	$21,786
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $5.3 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively. Salaries, bonus and employee benefits expenses were $10.3 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.

6.    Stock-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. The compensation cost that has been charged against income for share-based compensation arrangements was $0.6 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.
Restricted Stock Awards
During the six months ended June 30, 2018, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of one to four years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2018 is as follows:

	For the Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	—	$—
Granted	94,270	$52.99
Vested	—	$—
Forfeited	—	$—
Nonvested outstanding at the end of the period	94,270	$52.99
As of June 30, 2018, the Company had $4.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.8 years.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the Initial Public Offering price of $16.00 per share and a weighted-average grant-date fair value of $2.71 per share. The options have a maximum contractual term of 10 years and vest in 4 equal annual installments following the date of the grant.
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

A summary of option activity as of June 30, 2018, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2018	930,440	$16.00
Granted	—	—
Forfeited	(8,985)	16.00
Exercised	(39,027)	16.00
Outstanding at June 30, 2018	882,428	$16.00	8.1	$34,291
Exercisable at June 30, 2018	179,803	$16.00	8.1	$6,987
The total intrinsic value of options exercised during the six months ended June 30, 2018 was $1.4 million. There were no options exercised during the six months ended June 30, 2017. As of June 30, 2018, the Company had $1.3 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.

7.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income	$10,112	$8,495	$17,399	$14,776
Weighted average common shares outstanding - basic	21,070	20,969	21,058	20,969
Effect of potential dilutive securities:
Conversion of stock options	593	488	588	456
Conversion of restricted stock	3	—	2	—
Weighted average common shares outstanding - diluted	21,666	21,457	21,648	21,425

Earnings per common share:
Basic	$0.48	$0.41	$0.83	$0.70
Diluted	$0.47	$0.40	$0.80	$0.69
There were approximately 88 thousand anti-dilutive stock awards for the three and six months ended June 30, 2018. There were no anti-dilutive stock awards for the three and six months ended June 30, 2017.

8. Income taxes
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
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company recognized provisional tax amounts of $3.5 million related to the transition adjustment for loss discounting, which was included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. During the six months ended June 30, 2018, there were no changes to these amounts and no measurement period adjustments were recorded. The accounting is expected to be complete when the U.S. Treasury issues further guidance and the Company has completed its calculations.
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rate was 18.9% and 18.2% for the three and six months ended June 30, 2018, respectively. The Company's effective tax rate was 33.4% and 33.0% for the three and six months ended June 30, 2017, respectively. The decrease in the effective tax rates in the second quarter and first half of 2018 compared to the same periods in the prior year was primarily due to the impact of the TCJA, which lowered the U.S. statutory tax rate from 35% to 21% starting January 1, 2018, and the recognition of tax benefits related to stock options exercised during the second quarter and first six months of 2018.

9.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2018	2017
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$267,493	$194,602
Commutation of MLQS	—	27,929
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	267,493	222,531
Incurred losses and loss adjustment expenses:
Current year	62,389	52,902
Prior years	(3,523)	(8,936)
Total net losses and loss adjustment expenses incurred	58,866	43,966

Payments:
Current year	1,858	2,185
Prior years	33,309	19,508
Total payments	35,167	21,693
Net reserves for unpaid losses and loss adjustment expenses, end of period	291,192	244,804
Reinsurance recoverable on unpaid losses	53,373	39,624
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$344,565	$284,428
During the six months ended June 30, 2018, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2017 developed favorably by $3.5 million. The favorable development was primarily attributable to the 2017 accident year of $2.5 million, the 2016 accident year of $3.0 million and the 2015 accident year of $0.8 million, which resulted from reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development from the 2011 through 2014 accident years of $2.8 million.
During the six months ended June 30, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $8.9 million. The favorable development was attributable primarily to the 2016 accident year of $5.8 million and the 2015 accident year of $3.7 million, which was due to reported losses emerging at a lower level than expected. The favorable development was offset in part by adverse development of $1.1 million for the 2013 accident year.
Multi-line quota share reinsurance
Effective January 1, 2017, the Company commuted its multi-line quota share treaty ("MLQS") covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.

10.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Written:
Direct	$69,981	$57,753	$133,828	$110,615
Assumed	—	—	—	—
Ceded	(9,090)	(7,980)	(17,846)	(16,680)
Net written	$60,891	$49,773	$115,982	$93,935

Earned:
Direct	$59,603	$51,304	$116,196	$99,766
Assumed	—	—	—	—
Ceded	(8,710)	(8,252)	(17,242)	(16,281)
Net earned	$50,893	$43,052	$98,954	$83,485
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $5.0 million and $(0.6) million for the three months ended June 30, 2018 and 2017, respectively. Ceded incurred losses and loss adjustment expenses were $7.9 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, reinsurance recoverables on paid and unpaid losses were $1.0 million and $53.4 million, respectively. At December 31, 2017, reinsurance recoverables on paid and unpaid losses were $1.4 million and $48.2 million, respectively.

11.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before income taxes:
Fixed-maturity securities	$(1,101)	$2,792	$(7,193)	$3,489
Equity securities (1)	—	577	—	1,498
Total unrealized (losses) gains arising during the period, before income taxes	(1,101)	3,369	(7,193)	4,987
Income taxes	232	(1,179)	1,511	(1,745)
Unrealized (losses) gains arising during the period, net of income taxes	(869)	2,190	(5,682)	3,242
Less reclassification adjustment:
Net realized gains (losses) on fixed-maturity securities, before income taxes	185	24	240	(8)
Income taxes	(38)	(8)	(50)	3
Reclassification adjustment included in net income	147	16	190	(5)
Other comprehensive (loss) income	$(1,016)	$2,174	$(5,872)	$3,247
(1) Adoption of ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which was effective January 1, 2018, eliminated the available-for-sale classification for equity investments and required changes in unrealized gains and losses in the fair value of equity securities to be recognized in net income.
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
The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
References to the "Company," "Kinsale," "we," "us," and "our" are to Kinsale Capital Group, Inc. and its subsidiaries, unless the context otherwise requires.

Overview
Founded in 2009, Kinsale is a specialty insurance company. Kinsale focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, primarily through a network of independent insurance brokers.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2018, the percentage breakdown of our gross written premiums was 91.4% casualty and 8.6% property. Our underwriting divisions include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.7% of our gross written premiums in the first six months of 2018.
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
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
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
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Kinsale Insurance Company is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017	Change	% Change

Gross written premiums	$69,981	$57,753	$12,228	21.2%
Ceded written premiums	(9,090)	(7,980)	(1,110)	13.9%
Net written premiums	$60,891	$49,773	$11,118	22.3%

Net earned premiums	$50,893	$43,052	$7,841	18.2%
Losses and loss adjustment expenses	29,967	21,859	8,108	37.1%
Underwriting, acquisition and insurance expenses	12,519	10,492	2,027	19.3%
Underwriting income (1)	8,407	10,701	(2,294)	(21.4)%
Other income (expenses), net	4	(402)	406	(101.0)%
Net investment income	3,782	2,432	1,350	55.5%
Net unrealized gains on equity securities	94	—	94	NM
Net realized gains on investments	174	24	150	625.0%
Income before taxes	12,461	12,755	(294)	(2.3)%
Income tax expense	2,349	4,260	(1,911)	(44.9)%
Net income	$10,112	$8,495	$1,617	19.0%

Annualized return on equity	16.6%	15.4%

Loss ratio	58.9%	50.8%
Expense ratio	24.6%	24.4%
Combined ratio	83.5%	75.2%
NM - Percentage change not meaningful

(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $10.1 million for the three months ended June 30, 2018 compared to $8.5 million for the three months ended June 30, 2017, an increase of 19.0%. The increase in net income for the second quarter of 2018 over the second quarter of 2017 was due to a lower effective tax rate of 18.9%, resulting from the TCJA and the recognition of tax benefits related to stock options exercised during the second quarter of 2018, and higher net investment income.
Underwriting income was $8.4 million for the three months ended June 30, 2018 compared to $10.7 million for the three months ended June 30, 2017, a decrease of 21.4%. The corresponding combined ratios were 83.5% for the three months ended June 30, 2018 compared to 75.2% for the three months ended June 30, 2017. The decrease in our underwriting income was due to both lower net favorable prior accident year loss reserve development and a higher current accident year loss ratio, offset in part by higher net earned premiums.
Premiums
Our gross written premiums were $70.0 million for the three months ended June 30, 2018 compared to $57.8 million for the three months ended June 30, 2017, an increase of $12.2 million, or 21.2%. The increase in gross written premiums for the second quarter of 2018 over the same period last year was due to higher submissions activity across most lines of business. The average premium on a policy written was approximately $7,200 in the second quarter of 2018 compared to approximately $7,800 in the second quarter of 2017. The decrease in the average premium per policy written was due to changes in the mix of business during the second quarter of 2018 compared to the same period last year.
Net written premiums increased by $11.1 million, or 22.3%, to $60.9 million for the three months ended June 30, 2018 from $49.8 million for the three months ended June 30, 2017. The increase in net written premiums for the second quarter of 2018 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 87.0% for the three months ended June 30, 2018 compared to 86.2% for the three months ended June 30, 2017.
Net earned premiums increased by $7.8 million, or 18.2%, to $50.9 million for the three months ended June 30, 2018 from $43.1 million for the three months ended June 30, 2017 due to growth in gross written premiums.
Loss ratio
The loss ratio was 58.9% for the three months ended June 30, 2018 compared to 50.8% for the three months ended June 30, 2017. The increase in the loss ratio for the second quarter of 2018 compared to the second quarter of 2017 was due to lower net favorable development of loss reserves for prior accident years and an increase in the loss ratio for the current accident year.
During the second quarter of 2018 and 2017, the favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected. During the second quarter of 2018, prior accident years developed favorably by $2.2 million, of which $3.1 million was attributable to accident years 2015 and 2016. This favorable development was offset in part by adverse development from accident years 2011 through 2014 of $0.9 million. During the second quarter of 2017, loss reserves for prior accident years developed favorably by $3.8 million, which was attributable to accident years 2014 to 2016 of $4.3 million. This favorable development was offset in part by adverse development in the 2012 and 2013 accident year of $0.5 million.

The following table summarizes the loss ratios for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$32,050	63.0%	$25,651	59.6%
Current year catastrophe losses	156	0.3%	40	0.1%
Effect of prior year development	(2,239)	(4.4)%	(3,832)	(8.9)%
Total	$29,967	58.9%	$21,859	50.8%
Expense ratio
The expense ratio for the three months ended June 30, 2018 was relatively flat compared to the three months ended June 30, 2017. The following table summarizes the components of the expense ratio for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$8,756	17.2%	$7,544	17.5%
Ceding	(2,464)	(4.8)%	(2,466)	(5.7)%
Net commissions incurred	6,292	12.4%	5,078	11.8%
Other underwriting expenses	6,227	12.2%	5,414	12.6%
Underwriting, acquisition and insurance expenses	$12,519	24.6%	$10,492	24.4%
The decrease in the other underwriting expense ratio for the three months ended June 30, 2018 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.7% for the three months ended June 30, 2018 and 14.8% for the three months ended June 30, 2017.
Combined ratio
Our combined ratio was 83.5% for the three months ended June 30, 2018 compared to 75.2% for the three months ended June 30, 2017.
Other expenses, net
Other expenses of $0.4 million for the three months ended June 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017.

Investing results
Our net investment income increased by 55.5% to $3.8 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. This increase was primarily due to growth in our investment portfolio balance from excess operating funds generated since the second quarter of 2017 and higher gross investment returns in the second quarter of 2018 compared to the same period last year as a result of a more favorable interest rate environment and higher dividends.
The following table summarizes net investment income and net realized and unrealized investment gains for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017	Change	% Change

Interest from fixed-maturity securities	$3,322	$2,326	$996	42.8%
Dividends from equity securities	512	185	327	176.8%
Other	217	167	50	29.9%
Gross investment income	4,051	2,678	1,373	51.3%
Investment expenses	(269)	(246)	(23)	9.3%
Net investment income	3,782	2,432	1,350	55.5%
Net unrealized gains on equity securities	94	—	94	NM
Net realized gains on investments	174	24	150	625.0%
Net realized and unrealized investment gains	268	24	244	1,016.7%
Total	$4,050	$2,456	$1,594	64.9%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.9% for the three months ended June 30, 2018, compared to 2.4% for the three months ended June 30, 2017. As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the second quarter of 2018, we recognized unrealized gains of $0.1 million related to our equity portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended June 30, 2018 or 2017.
Income tax expense
Our income tax expense was $2.3 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017. Our effective tax rate was approximately 18.9% for the three months ended June 30, 2018 compared to 33.4% for the three months ended June 30, 2017. For the second quarter of 2018, our effective tax rate reflected the Tax Cuts and Jobs Act of 2017, which among other provisions, lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the prior-year period was also due to the recognition of tax benefits related to stock options exercised during the second quarter of 2018.

Six months ended June 30, 2018 compared to six months ended June 30, 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017	Change	% Change

Gross written premiums	$133,828	$110,615	$23,213	21.0%
Ceded written premiums	(17,846)	(16,680)	(1,166)	7.0%
Net written premiums	$115,982	$93,935	$22,047	23.5%

Net earned premiums	$98,954	$83,485	$15,469	18.5%
Losses and loss adjustment expenses	58,866	43,966	14,900	33.9%
Underwriting, acquisition and insurance expenses	24,917	21,786	3,131	14.4%
Underwriting income (1)	15,171	17,733	(2,562)	(14.4)%
Other expenses, net	(7)	(402)	395	(98.3)%
Net investment income	7,011	4,718	2,293	48.6%
Net unrealized losses on equity securities	(1,185)	—	(1,185)	NM
Net realized gains (losses) on investments	286	(8)	294	NM
Income before taxes	21,276	22,041	(765)	(3.5)%
Income tax expense	3,877	7,265	(3,388)	(46.6)%
Net income	$17,399	$14,776	$2,623	17.8%

Annualized return on equity	14.3%	13.5%

Loss ratio	59.5%	52.7%
Expense ratio	25.2%	26.1%
Combined ratio	84.7%	78.8%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $17.4 million for the six months ended June 30, 2018 compared to $14.8 million for the six months ended June 30, 2017, an increase of 17.8%. The increase in net income for the first half of 2018 over the first half of 2017 was due to a lower effective tax rate of 18.2%, resulting from the TCJA and the recognition of tax benefits related to stock options exercised during the first half of 2018, and higher net investment income. These factors were offset in part by unrealized losses of $1.2 million related to changes in the fair value of equity investments, which were required to be recognized in net income upon the adoption of a new accounting standard.
Underwriting income was $15.2 million for the six months ended June 30, 2018 compared to $17.7 million for the six months ended June 30, 2017, a decrease of 14.4%. The corresponding combined ratios were 84.7% for the six months ended June 30, 2018 compared to 78.8% for the six months ended June 30, 2017. The decrease in our underwriting income in the first half of 2018 compared to the first half of 2017, was due to lower net favorable development of loss reserves for prior accident years, offset in part by higher net earned premiums.

Premiums
Our gross written premiums were $133.8 million for the six months ended June 30, 2018 compared to $110.6 million for the six months ended June 30, 2017, an increase of $23.2 million, or 21.0%. The increase in gross written premiums for the first six months of 2018 over the same period last year was due to higher submission activity across most lines of business. The average premium on a policy written was approximately $7,500 in the first six months of 2018 compared to approximately $8,200 in the first six months of 2017. The decrease in the average premium per policy written was due to changes in the mix of business during the first half of 2018 compared to the same period last year.
Net written premiums increased by $22.0 million, or 23.5%, to $116.0 million for the six months ended June 30, 2018 from $93.9 million for the six months ended June 30, 2017. The increase in net written premiums for the first six months of 2018 compared to the same period last year was primarily due to higher gross written premiums while ceded premiums remained relatively flat. The net retention ratio was 86.7% for the six months ended June 30, 2018 compared to 84.9% for the six months ended June 30, 2017. The increase in the net retention ratio was due to an increase in our retention on the excess casualty reinsurance treaty effective with the renewal on June 1, 2017 and a change in the mix of business.
Net earned premiums increased by $15.5 million, or 18.5%, to $99.0 million for the six months ended June 30, 2018 from $83.5 million for the six months ended June 30, 2017 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.5% for the six months ended June 30, 2018 compared to 52.7% for the six months ended June 30, 2017. The increase in the loss ratio for the first six months of 2018 was due to lower net favorable development of loss reserves for prior accident years in the first half of 2018 compared to the first half of 2017.
During the first half of 2018 and 2017, the favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected. During the six months ended June 30, 2018, prior accident years developed favorably by $3.5 million, of which $6.3 million was attributable to accident years 2015 through 2017. This favorable development was offset in part by adverse development from accident years 2011 through 2014 of $2.8 million. During the six months ended June 30, 2017, loss reserves for prior accident years developed favorably by $8.9 million, which was largely attributable to accident years 2015 and 2016 of $9.5 million. This favorable development was offset in part by adverse development in the 2013 accident year of $1.1 million.
The following table summarizes the loss ratios for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$62,233	62.9%	$52,788	63.3%
Current year catastrophe losses	156	0.2%	114	0.1%
Effect of prior year development	(3,523)	(3.6)%	(8,936)	(10.7)%
Total	$58,866	59.5%	$43,966	52.7%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$17,135	17.3%	$14,693	17.6%
Ceding	(4,908)	(4.9)%	(4,812)	(5.8)%
Net commissions incurred	12,227	12.4%	9,881	11.8%
Other underwriting expenses	12,690	12.8%	11,905	14.3%
Underwriting, acquisition and insurance expenses	$24,917	25.2%	$21,786	26.1%
The expense ratio was 25.2% for the six months ended June 30, 2018 compared to 26.1% for the six months ended June 30, 2017. The decrease in the other underwriting expense ratio for the six months ended June 30, 2018 compared to the expense ratio for the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.7% for the six months ended June 30, 2018 and 14.8% for the six months ended June 30, 2017.
Combined ratio
Our combined ratio was 84.7% for the six months ended June 30, 2018 compared to 78.8% for the six months ended June 30, 2017.
Other expenses, net
Other expenses of $0.4 million for the six months ended June 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017.
Investing results
Our net investment income increased by 48.6% to $7.0 million for the six months ended June 30, 2018 from $4.7 million for the six months ended June 30, 2017. This increase was primarily due to growth in our investment portfolio balance generated from excess operating funds and higher gross investment returns in the first half of 2018 compared to the same period last year as a result of a more favorable interest rate environment and higher dividends.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017	Change	% Change

Interest from fixed-maturity securities	$6,168	$4,657	$1,511	32.4%
Dividends from equity securities	924	295	629	213.2%
Other	477	254	223	87.8%
Gross investment income	7,569	5,206	2,363	45.4%
Investment expenses	(558)	(488)	(70)	14.3%
Net investment income	7,011	4,718	2,293	48.6%
Net unrealized losses on equity securities	(1,185)	—	(1,185)	NM
Net realized gains (losses) on investments	286	(8)	294	NM
Net realized and unrealized investment losses	(899)	(8)	(891)	NM
Total	$6,112	$4,710	$1,402	29.8%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.9% for the six months ended June 30, 2018, compared to 2.3% for the six months ended June 30, 2017. As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the first half of 2018, we recognized unrealized losses of $1.2 million related to our equity portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the six months ended June 30, 2018 or 2017.
Income tax expense
Our income tax expense was $3.9 million for the six months ended June 30, 2018 compared to $7.3 million for the six months ended June 30, 2017. Our effective tax rate was approximately 18.2% for the six months ended June 30, 2018 compared to 33.0% for the six months ended June 30, 2017. For the first six months of 2018, our effective tax rate reflected the Tax Cuts and Jobs Act of 2017, which among other provisions, lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the prior-year period was also due to the recognition of tax benefits related to stock options exercised during the first half of 2018.
Return on equity
Our annualized return on equity was 14.3% for the six months ended June 30, 2018 compared to 13.5% for the six months ended June 30, 2017. The increase in annualized return on equity for the six months ended June 30, 2018 was largely due to the lower income tax rate as a result of the Tax Cuts and Jobs Act of 2017 and higher overall returns on our investment portfolio.

Liquidity and capital resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance Company, which is domiciled in Arkansas. Accordingly, we may receive cash through (1) loans from banks and other third parties, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions, and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance Company in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes and for other business purposes.
We receive corporate service fees from Kinsale Insurance Company to reimburse us for most of the operating expenses that we incur. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.
Management believes that the Company has sufficient liquidity available both in Kinsale and in its insurance subsidiary, Kinsale Insurance Company, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.
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
Our cash flows for the six months ended June 30, 2018 and 2017 were:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$50,423	$40,782
Investing activities	(50,176)	4,421
Financing activities	(2,324)	(2,525)
Change in cash and cash equivalents	$(2,077)	$42,678
Net cash provided by operating activities was approximately $50.4 million for the six months ended June 30, 2018, compared to $40.8 million for the same period in 2017. This increase was largely driven by premium volume, the timing of claim payments, reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $50.2 million for the six months ended June 30, 2018, compared to net cash provided by investing activities of $4.4 million for the six months ended June 30, 2017. Net cash used in investing activities during the first six months of 2018 reflected purchases of fixed-maturity securities of $110.0 million, comprised largely of corporate bonds and asset-backed securities, and purchases of equity securities of $7.2 million, principally exchange traded funds ("ETFs"). During the first half of 2018, we received proceeds of $65.6 million from maturities and sales of fixed-maturity securities and $1.9 million from the sale of an intermediate-term bond ETF and preferred stocks. Cash provided by investing activities during the first half of 2017 reflected proceeds received from sales and maturing fixed income securities of $46.4 million, offset in part by selective purchases of fixed income securities, principally municipal bonds and asset backed securities of $21.2 million. In addition, we purchased $14.5 million of short-term investments and $6.3 million of equity securities during the first six months of 2017.
During the first six months of 2018, cash used in financing activities primarily reflected dividends paid of $0.14 per common share, or $2.9 million in aggregate. During the first six months of 2017, cash used in financing activities primarily reflected dividends paid of $0.12 per common share, or $2.5 million in aggregate.
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
The following is a summary of our significant reinsurance programs as of June 30, 2018:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2018, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of June 30, 2018, we have never had a loss for uncollectible reinsurance.
Ratings
Kinsale Insurance Company has a financial strength rating of "A-" (Excellent) with a positive outlook from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "F" (In Liquidation). "A-" (Excellent) is the fourth highest rating issued by A.M. Best. The "A-" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors.
The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A-" (Excellent) rating obtained by Kinsale Insurance Company is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Financial condition
Stockholders' equity
At June 30, 2018, total stockholders' equity was $247.9 million and tangible stockholders' equity was $245.2 million, compared to total stockholders' equity of $238.2 million and tangible stockholders' equity $235.4 million at December 31, 2017. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period offset in part by an increase in unrealized losses on investments, net of taxes, and payment of dividends.
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
Stockholders' equity at June 30, 2018 and December 31, 2017, reconciles to tangible stockholders' equity as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Stockholders' equity	$247,945	$238,189
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$245,150	$235,394
Investment portfolio
At June 30, 2018, our cash and invested assets of $605.8 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At June 30, 2018, the majority of the investment portfolio was comprised of fixed-maturity securities of $467.9 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2018, we also held $79.7 million of cash and cash equivalents and $58.2 million of equity securities, which are comprised of ETFs and nonredeemable preferred stock. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.0 years at June 30, 2018 compared to 3.9 years at December 31, 2017 and an average rating of "AA" at June 30, 2018 and December 31, 2017.
At June 30, 2018 and December 31, 2017, the amortized cost and fair value on fixed-maturity securities were as follows:

	June 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$608	$607	0.1%	$9,108	$9,098	2.1%
Obligations of states, municipalities and political subdivisions	155,799	155,601	33.3%	161,012	164,326	38.7%
Corporate and other securities	85,672	85,008	18.2%	71,224	71,631	16.9%
Asset-backed securities	125,030	124,048	26.5%	95,223	95,360	22.4%
Residential mortgage-backed securities	105,309	102,658	21.9%	85,688	84,776	19.9%
Total fixed maturities	$472,418	$467,922	100.0%	$422,255	$425,191	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2018 and December 31, 2017, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2018		December 31, 2017
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$113,012	24.1%	$85,199	20.0%
AA	192,242	41.1%	190,044	44.7%
A	113,627	24.3%	112,129	26.4%
BBB	40,668	8.7%	28,715	6.8%
Below BBB and unrated	8,373	1.8%	9,104	2.1%
Total	$467,922	100.0%	$425,191	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$24,944	$24,857	5.3%	$50,020	$49,973	11.8%
Due after one year through five years	49,867	49,735	10.6%	28,979	29,299	6.9%
Due after five years through ten years	39,180	39,529	8.5%	28,733	29,800	7.0%
Due after ten years	128,088	127,095	27.2%	133,612	135,983	32.0%
Asset-backed securities	125,030	124,048	26.5%	95,223	95,360	22.4%
Residential mortgage-backed securities	105,309	102,658	21.9%	85,688	84,776	19.9%
Total fixed maturities	$472,418	$467,922	100.0%	$422,255	$425,191	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2018, approximately 6.5% of our total cash and investments were invested in ETFs, which provide low-cost diversification. At June 30, 2018 and December 31, 2017, our ETF balance was comprised of the following funds:

	June 30, 2018		December 31, 2017
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$21,669	54.9%	$16,088	46.8%
Foreign stock market fund	9,879	25.1%	9,297	27.0%
Dividend yield equity fund	7,886	20.0%	8,010	23.3%
Intermediate-term corporate bond fund	—	—%	985	2.9%
Total	$39,434	100.0%	$34,380	100.0%
As of June 30, 2018, approximately 3.1% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$14,292	76.1%	$15,859	80.3%
Utilities	2,808	14.9%	2,120	10.7%
Industrials and other	1,685	9.0%	1,773	9.0%
Total	$18,785	100.0%	$19,752	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at June 30, 2018 and $7.1 million at December 31, 2017.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at June 30, 2018.

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
Net income for the three and six months ended June 30, 2018 and 2017, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net income	$10,112	$8,495	$17,399	$14,776
Income tax expense	2,349	4,260	3,877	7,265
Income before income taxes	12,461	12,755	21,276	22,041
Other expenses	—	402	14	402
Net investment income	(3,782)	(2,432)	(7,011)	(4,718)
Net unrealized (gains) losses on equity securities	(94)	—	1,185	—
Net realized (gains) losses on investments	(174)	(24)	(286)	8
Other income	(4)	—	(7)	—
Underwriting income	$8,407	$10,701	$15,171	$17,733

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
Changes in Internal Controls over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

KINSALE CAPITAL GROUP, INC.
Date: August 6, 2018	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: August 6, 2018	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer