Form 10-Q
period 2018-09-30
Kinsale Capital Group, Inc.
filed 2018-11-01
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

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

Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 26, 2018: 21,227,746

KINSALE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $514,980 in 2018; $422,255 in 2017)	$508,011	$425,191
Equity securities, at fair value (cost: $52,658 in 2018; $45,916 in 2017)	61,448	54,132
Total investments	569,459	479,323
Cash and cash equivalents	64,744	81,747
Investment income due and accrued	3,711	3,077
Premiums receivable, net	22,465	19,787
Reinsurance recoverables	64,949	49,593
Ceded unearned premiums	15,646	13,858
Deferred policy acquisition costs, net of ceding commissions	14,485	11,775
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,129	2,492
Other assets	5,375	2,659
Total assets	$770,501	$667,849

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$365,814	$315,717
Unearned premiums	125,574	103,110
Payable to reinsurers	5,313	3,226
Accounts payable and accrued expenses	5,726	6,519
Other liabilities	10,169	1,088
Total liabilities	512,596	429,660

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,226,512 and 21,036,087 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	212	210
Additional paid-in capital	157,721	155,082
Retained earnings	103,584	73,502
Accumulated other comprehensive (loss) income	(3,612)	9,395
Total stockholders’ equity	257,905	238,189
Total liabilities and stockholders’ equity	$770,501	$667,849

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Gross written premiums	$69,546	$55,633	$203,374	$166,248
Ceded written premiums	(11,602)	(8,562)	(29,448)	(25,242)
Net written premiums	57,944	47,071	173,926	141,006
Change in unearned premiums	(3,648)	(2,041)	(20,676)	(12,491)
Net earned premiums	54,296	45,030	153,250	128,515
Net investment income	4,085	2,765	11,096	7,483
Net unrealized gains on equity securities	1,760	—	575	—
Net realized (losses) gains on investments	(6)	44	280	36
Other income	2	—	9	—
Total revenues	60,137	47,839	165,210	136,034

Expenses:
Losses and loss adjustment expenses	32,085	31,568	90,951	75,534
Underwriting, acquisition and insurance expenses	13,850	10,989	38,767	32,775
Other expenses	107	27	121	429
Total expenses	46,042	42,584	129,839	108,738
Income before income taxes	14,095	5,255	35,371	27,296
Total income tax expense	2,155	1,054	6,032	8,319
Net income	11,940	4,201	29,339	18,977
Other comprehensive income (loss):
Change in unrealized (losses) gains on available-for-sale investments, net of taxes of $(519) and $(2,080) in 2018 and $882 and $2,630 in 2017	(1,953)	1,639	(7,825)	4,886
Total comprehensive income	$9,987	$5,840	$21,514	$23,863

Earnings per share:
Basic	$0.57	$0.20	$1.39	$0.90
Diluted	$0.55	$0.20	$1.35	$0.88

Weighted-average shares outstanding:
Basic	21,102	20,995	21,073	20,978
Diluted	21,721	21,520	21,671	21,461

Cash dividends declared per share	$0.07	$0.06	$0.21	$0.18
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2016	20,969	$210	$153,353	$53,640	$3,011	$210,214
Issuance of common stock under stock-based compensation plan	60	—	968	—	—	968
Stock-based compensation	—	—	490	—	—	490
Dividends declared	—	—	—	(3,777)	—	(3,777)
Other comprehensive income, net of tax	—	—	—	—	4,886	4,886
Net income	—	—	—	18,977	—	18,977
Balance at September 30, 2017	21,029	$210	$154,811	$68,840	$7,897	$231,758

Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - net unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at January 1, 2018, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effects resulting from the TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	191	2	1,556	—	—	1,558
Stock-based compensation	—	—	1,083	—	—	1,083
Dividends declared	—	—	—	(4,439)	—	(4,439)
Other comprehensive loss, net of tax	—	—	—	—	(7,825)	(7,825)
Net income	—	—	—	29,339	—	29,339
Balance at September 30, 2018	21,227	$212	$157,721	$103,584	$(3,612)	$257,905

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities:
Net cash provided by operating activities	$78,406	$64,547

Investing activities:
Purchase of property and equipment	(622)	(103)
Purchases – fixed-maturity securities	(170,855)	(70,086)
Purchases – equity securities	(8,761)	(20,915)
Sales – fixed-maturity securities	8,408	6,939
Sales – equity securities	1,974	—
Maturities and calls – fixed-maturity securities	77,314	68,368
Net cash used in investing activities	(92,542)	(15,797)

Financing activities:
Proceeds from stock options exercised	1,558	968
Dividends paid	(4,425)	(3,777)
Payments on capital lease	—	(9)
Net cash used in financing activities	(2,867)	(2,818)
Net change in cash and cash equivalents	(17,003)	45,932
Cash and cash equivalents at beginning of year	81,747	50,752
Cash and cash equivalents at end of period	$64,744	$96,684

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
Recently adopted accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which eliminated the available-for-sale classification for equity investments, required changes in unrealized gains and losses in fair value of equity investments to be recognized in net income, required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that was required to be disclosed for financial instruments measured at amortized cost. Effective January 1, 2018, the Company adopted this ASU and recorded a cumulative-effect adjustment, which reclassified unrealized gains of $6.5 million, net of $1.7 million of taxes, on equity investments from accumulated other comprehensive income ("AOCI") to retained earnings. Prior periods have not been restated to conform to the current presentation.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of 12 months or less. The liability is to be initially measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate at the inception of the lease. The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased. A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice. The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis. If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has a limited number of leases subject to this ASU and is currently evaluating the impact of the adoption on its consolidated financial statements.
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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$609	$1	$(2)	$608
Obligations of states, municipalities and political subdivisions	155,310	1,200	(3,001)	153,509
Corporate and other securities	98,104	279	(941)	97,442
Asset-backed securities	151,526	97	(1,333)	150,290
Residential mortgage-backed securities	109,431	337	(3,606)	106,162
Total available-for-sale investments	$514,980	$1,914	$(8,883)	$508,011

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$4	$(14)	$9,098
Obligations of states, municipalities and political subdivisions	161,012	3,726	(412)	164,326
Corporate and other securities	71,224	579	(172)	71,631
Asset-backed securities	95,223	405	(268)	95,360
Residential mortgage-backed securities	85,688	466	(1,378)	84,776
Total fixed-maturity securities	422,255	5,180	(2,244)	425,191

Equity securities:
Exchange traded funds	26,041	8,339	—	34,380
Nonredeemable preferred stock	19,875	108	(231)	19,752
Total equity securities	45,916	8,447	(231)	54,132
Total available-for-sale investments	$468,171	$13,627	$(2,475)	$479,323
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
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$497	$(2)	$497	$(2)
Obligations of states, municipalities and political subdivisions	65,685	(1,514)	36,359	(1,487)	102,044	(3,001)
Corporate and other securities	64,046	(761)	11,201	(180)	75,247	(941)
Asset-backed securities	84,051	(925)	13,965	(408)	98,016	(1,333)
Residential mortgage-backed securities	32,629	(289)	55,424	(3,317)	88,053	(3,606)
Total fixed-maturity securities	$246,411	$(3,489)	$117,446	$(5,394)	$363,857	$(8,883)

At September 30, 2018, the Company held 354 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $363.9 million and gross unrealized losses of $8.9 million. Of these securities, 138 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any impairment has occurred. Unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2018, 86.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Management concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the nine months ended September 30, 2018.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2018 are summarized, by contractual maturity, as follows:

	September 30, 2018
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$17,204	$17,156
Due after one year through five years	65,134	64,920
Due after five years through ten years	46,019	46,028
Due after ten years	125,666	123,455
Asset-backed securities	151,526	150,290
Residential mortgage-backed securities	109,431	106,162
Total fixed maturities	$514,980	$508,011
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest:
Taxable bonds	$2,548	$1,539	$6,548	$4,584
Tax exempt municipal bonds	1,068	990	3,236	2,602
Cash equivalents and short-term investments	327	206	804	460
Dividends on equity securities	445	287	1,369	582
Gross investment income	4,388	3,022	11,957	8,228
Investment expenses	(303)	(257)	(861)	(745)
Net investment income	$4,085	$2,765	$11,096	$7,483

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed-maturity securities:
Realized gains	$—	$44	$244	$68
Realized losses	(6)	—	(10)	(32)
Net realized gains (losses) from fixed-maturity securities	(6)	44	234	36

Equity securities:
Realized gains	—	—	57	—
Realized losses	—	—	(11)	—
Net realized gains from equity securities	—	—	46	—
Net realized investment gains (losses)	$(6)	$44	$280	$36
Change in net unrealized gains (losses) on investments
For the three and nine months ended September 30, 2018, the changes in net unrealized losses for fixed-maturity securities were $2.5 million and $9.9 million, respectively. For the three and nine months ended September 30, 2017, the changes in net unrealized gains for fixed-maturity securities were $1.4 million and $4.9 million and the changes in net unrealized gains for equity securities was $1.1 million and $2.6 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million and $7.1 million on deposit with state regulatory authorities at September 30, 2018 and December 31, 2017, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $10.2 million at September 30, 2018 and $1.0 million at December 31, 2017. The payable balances were included in the "other liabilities" line item of the balance sheet and treated as non-cash transactions for purposes of cash flow presentation.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the condensed consolidated financial statements including 1) obtaining and reviewing internal control reports from the Company's investment manager that obtains fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from outside pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$608	$—	$—	$608
Obligations of states, municipalities and political subdivisions	—	153,509	—	153,509
Corporate and other securities	—	97,442	—	97,442
Asset-backed securities	—	150,290	—	150,290
Residential mortgage-backed securities	—	106,162	—	106,162
Total fixed maturities	608	507,403	—	508,011

Equity securities:
Exchange traded funds	41,281	—	—	41,281
Nonredeemable preferred stock	—	20,167	—	20,167
Total equity securities	41,281	20,167	—	61,448
Total	$41,889	$527,570	$—	$569,459

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	—	164,326	—	164,326
Corporate and other securities	—	71,631	—	71,631
Asset-backed securities	—	95,360	—	95,360
Residential mortgage-backed securities	—	84,776	—	84,776
Total fixed maturities	9,098	416,093	—	425,191

Equity securities:
Exchange traded funds	34,380	—	—	34,380
Nonredeemable preferred stock	—	19,752	—	19,752
Total equity securities	34,380	19,752	—	54,132
Total	$43,478	$435,845	$—	$479,323
There were no transfers into or out of Level 1 and Level 2 during the nine months ended September 30, 2018. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$14,123	$11,578	$11,775	$10,150
Policy acquisition costs deferred:
Direct commissions	10,232	8,024	29,907	24,529
Ceding commissions	(3,123)	(2,519)	(8,273)	(7,502)
Other underwriting and policy acquisition costs	781	713	2,284	2,230
Policy acquisition costs deferred	7,890	6,218	23,918	19,257
Amortization of net policy acquisition costs	(7,528)	(6,071)	(21,208)	(17,682)
Balance, end of period	$14,485	$11,725	$14,485	$11,725

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2018 and 2017 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$9,517	$8,001	$26,652	$22,694
Ceding commissions	(2,716)	(2,479)	(7,624)	(7,291)
Other operating expenses	7,049	5,467	19,739	17,372
Total	$13,850	$10,989	$38,767	$32,775
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $5.3 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. Salaries, bonus and employee benefits expenses were $15.6 million and $13.7 million for the nine months ended September 30, 2018 and 2017, respectively.

6.    Stock-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. The total compensation cost that has been charged against income for share-based compensation arrangements was $1.1 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2018, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of one to four years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2018 is as follows:

	For the Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	—	$—
Granted	94,270	$52.99
Vested	—	$—
Forfeited	(1,247)	$53.60
Non-vested outstanding at the end of the period	93,023	$52.98
As of September 30, 2018, the Company had $4.4 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.6 years.
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

A summary of option activity as of September 30, 2018, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2018	930,440	$16.00
Granted	—	—
Forfeited	(13,185)	16.00
Exercised	(97,402)	16.00
Outstanding at September 30, 2018	819,853	$16.00	7.8	$39,238
Exercisable at September 30, 2018	355,487	$16.00	7.8	$17,014
The total intrinsic value of options exercised was $4.0 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had $1.2 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.

7.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income	$11,940	$4,201	$29,339	$18,977
Weighted average common shares outstanding - basic	21,102	20,995	21,073	20,978
Effect of potential dilutive securities:
Conversion of stock options	602	525	595	483
Conversion of restricted stock	17	—	3	—
Weighted average common shares outstanding - diluted	21,721	21,520	21,671	21,461

Earnings per common share:
Basic	$0.57	$0.20	$1.39	$0.90
Diluted	$0.55	$0.20	$1.35	$0.88
There were approximately 86 thousand anti-dilutive stock awards for the nine months ended September 30, 2018. There were no anti-dilutive stock awards for the three months ended September 30, 2018 or the three and nine months ended September 30, 2017.

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
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The TCJA did not specify the application of certain elements of the legislation and the U.S. Treasury has yet to issue interpretive guidance to specify the loss payment patterns and the corporate bond yield curve under the new law for 2018. The Company recognized provisional tax amounts of $3.5 million related to the transition adjustment for loss discounting, which was included in its components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. During the nine months ended September 30, 2018, there were no changes to these amounts and no measurement period adjustments were recorded. The accounting is expected to be complete when the U.S. Treasury issues further guidance or within the measurement period that ends in the fourth quarter of 2018.
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 15.3% and 20.1% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the impact of the TCJA, which lowered the U.S. statutory tax rate from 35% to 21% starting January 1, 2018, offset in part by a larger percentage of tax benefits in the prior-year period from stock options exercised and tax-exempt interest income relative to pre-tax income. The Company's effective tax rates were 17.1% and 30.5% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the same period in the prior year was primarily due to the impact of the TCJA.

9.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2018	2017
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$267,493	$194,602
Commutation of MLQS	—	27,929
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	267,493	222,531
Incurred losses and loss adjustment expenses:
Current year	96,673	87,365
Prior years	(5,722)	(11,831)
Total net losses and loss adjustment expenses incurred	90,951	75,534

Payments:
Current year	4,095	4,317
Prior years	52,056	28,763
Total payments	56,151	33,080
Net reserves for unpaid losses and loss adjustment expenses, end of period	302,293	264,985
Reinsurance recoverable on unpaid losses	63,521	45,949
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$365,814	$310,934
During the nine months ended September 30, 2018, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2017 developed favorably by $5.7 million. The favorable development was primarily attributable to the 2017 accident year of $4.8 million and the 2016 accident year of $3.3 million, which resulted from reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development of $2.4 million from the 2011 through 2015 accident years .
During the nine months ended September 30, 2017, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2016 developed favorably by $11.8 million. The favorable development was attributable primarily to the 2016 accident year of $8.6 million, the 2015 accident year of $4.8 million and the 2014 accident year of $1.8 million, which was due to reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development of $3.4 million from the 2011 through 2013 accident years.
Multi-line quota share reinsurance
Effective January 1, 2017, the Company commuted its multi-line quota share treaty ("MLQS") covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.

10.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Written:
Direct	$69,546	$55,633	$203,374	$166,248
Ceded	(11,602)	(8,562)	(29,448)	(25,242)
Net written	$57,944	$47,071	$173,926	$141,006

Earned:
Direct	$64,713	$53,527	$180,909	$153,293
Ceded	(10,417)	(8,497)	(27,659)	(24,778)
Net earned	$54,296	$45,030	$153,250	$128,515
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $15.1 million and $6.9 million for the three months ended September 30, 2018 and 2017, respectively. Ceded incurred losses and loss adjustment expenses were $23.0 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, reinsurance recoverables on paid and unpaid losses were $1.4 million and $63.5 million, respectively. At December 31, 2017, reinsurance recoverables on paid and unpaid losses were $1.4 million and $48.2 million, respectively.

11.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before income taxes:
Fixed-maturity securities	$(2,472)	$1,416	$(9,665)	$4,905
Equity securities (1)	—	1,136	—	2,634
Total unrealized (losses) gains arising during the period, before income taxes	(2,472)	2,552	(9,665)	7,539
Income taxes	519	(893)	2,030	(2,638)
Unrealized (losses) gains arising during the period, net of income taxes	(1,953)	1,659	(7,635)	4,901
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	—	31	240	23
Income taxes	—	(11)	(50)	(8)
Reclassification adjustment included in net income	—	20	190	15
Other comprehensive (loss) income	$(1,953)	$1,639	$(7,825)	$4,886
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
The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2018, the percentage breakdown of our gross written premiums was 91.7% casualty and 8.3% property. Our underwriting divisions include construction, small business, general casualty, energy, excess casualty, professional liability, life sciences, product liability, allied health, health care, commercial property, environmental, management liability, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.6% of our gross written premiums in the first nine months of 2018.
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
Net investment gains (losses)
Net investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, the unrealized gains and losses on our equity portfolio, as well as any "other-than-temporary" impairments recognized in earnings.
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

Three months ended September 30, 2018 compared to three months ended September 30, 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
($ in thousands)	2018	2017	Change	% Change

Gross written premiums	$69,546	$55,633	$13,913	25.0%
Ceded written premiums	(11,602)	(8,562)	(3,040)	35.5%
Net written premiums	$57,944	$47,071	$10,873	23.1%

Net earned premiums	$54,296	$45,030	$9,266	20.6%
Losses and loss adjustment expenses	32,085	31,568	517	1.6%
Underwriting, acquisition and insurance expenses	13,850	10,989	2,861	26.0%
Underwriting income (1)	8,361	2,473	5,888	238.1%
Other expenses, net	(105)	(27)	(78)	288.9%
Net investment income	4,085	2,765	1,320	47.7%
Net unrealized gains on equity securities	1,760	—	1,760	NM
Net realized (losses) gains on investments	(6)	44	(50)	(113.6)%
Income before taxes	14,095	5,255	8,840	168.2%
Income tax expense	2,155	1,054	1,101	104.5%
Net income	$11,940	$4,201	$7,739	184.2%

Annualized return on equity	18.9%	7.3%

Loss ratio	59.1%	70.1%
Expense ratio	25.5%	24.4%
Combined ratio	84.6%	94.5%
NM - Percentage change not meaningful

(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $11.9 million for the three months ended September 30, 2018 compared to $4.2 million for the three months ended September 30, 2017, an increase of 184.2%. The increase in net income was due to lower catastrophe losses in the third quarter of 2018 compared to the third quarter of 2017. After-tax catastrophe losses incurred were $0.3 million in the third quarter of 2018 compared to $5.2 million in the third quarter of 2017. In addition, the third quarter of 2018 benefited from higher net investment returns, partially resulting from a new accounting pronouncement effective January 1, 2018, and a lower effective tax rate of 15.3%, resulting from the Tax Cuts and Jobs Act of 2017 ("TCJA").
Underwriting income was $8.4 million for the three months ended September 30, 2018 compared to $2.5 million for the three months ended September 30, 2017, an increase of 238.1%. The corresponding combined ratios were 84.6% for the three months ended September 30, 2018 compared to 94.5% for the three months ended September 30, 2017. As previously discussed, the increase in our underwriting income was principally due to lower catastrophe losses in the third quarter of 2018 compared to the third quarter of 2017.
Premiums
Our gross written premiums were $69.5 million for the three months ended September 30, 2018 compared to $55.6 million for the three months ended September 30, 2017, an increase of $13.9 million, or 25.0%. The increase in gross written premiums for the third quarter of 2018 over the same period last year was largely due to higher submissions activity from our brokers across most lines of business. The average premium on a policy written was approximately $7,700 in the third quarter of 2018 compared to approximately $8,000 in the third quarter of 2017. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,300 for both the third quarter of 2018 and 2017.
Net written premiums increased by $10.9 million, or 23.1%, to $57.9 million for the three months ended September 30, 2018 from $47.1 million for the three months ended September 30, 2017. The increase in net written premiums for the third quarter of 2018 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.3% for the three months ended September 30, 2018 compared to 84.6% for the three months ended September 30, 2017.
Net earned premiums increased by $9.3 million, or 20.6%, to $54.3 million for the three months ended September 30, 2018 from $45.0 million for the three months ended September 30, 2017 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.1% for the three months ended September 30, 2018 compared to 70.1% for the three months ended September 30, 2017. The decrease in the loss ratio principally due to lower catastrophe losses for the third quarter of 2018 over the third quarter of 2017, offset in part by an increase in the loss ratio for the current accident year due to higher claims activity.
During the third quarter of 2018 and 2017, the overall favorable development of loss reserves for prior accident years resulted principally from reported losses emerging at lower levels than expected. During the third quarter of 2018, prior accident years developed favorably by $2.2 million, of which $2.3 million was attributable to accident year 2017 and $1.5 million was attributable to accident years 2012 through 2014. This favorable development was offset in part by adverse development from accident year 2015 of $1.7 million. During the third quarter of 2017, loss reserves for prior accident years developed favorably by $2.9 million, which was attributable to accident years 2014 to 2016 of $4.8 million. This favorable development was offset in part by adverse development in accident years 2011 through 2013 of $1.9 million.

The following table summarizes the loss ratios for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$33,882	62.4%	$26,419	58.6%
Current year catastrophe losses	402	0.7%	8,044	17.9%
Effect of prior year development	(2,199)	(4.0)%	(2,895)	(6.4)%
Total	$32,085	59.1%	$31,568	70.1%
Expense ratio
The expense ratio for the three months ended September 30, 2018 was slightly higher compared to the three months ended September 30, 2017. The following table summarizes the components of the expense ratio for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$9,517	17.5%	$8,001	17.8%
Ceding	(2,716)	(5.0)%	(2,479)	(5.5)%
Net commissions incurred	6,801	12.5%	5,522	12.3%
Other underwriting expenses	7,049	13.0%	5,467	12.1%
Underwriting, acquisition and insurance expenses	$13,850	25.5%	$10,989	24.4%
The increase in the other underwriting expense ratio for the three months ended September 30, 2018 compared to the same period last year was due to higher variable and stock-based compensation costs. Variable compensation costs were lower in the third quarter of 2017 as a result of the hurricane losses, which adversely affected underwriting results during the quarter. Direct commissions paid as a percent of gross written premiums were 14.7% for the three months ended September 30, 2018 and September 30, 2017.
Investing results
Our net investment income increased by 47.7% to $4.1 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017. The increase in the third quarter of 2018 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from excess operating funds and higher gross investment returns as a result of a more favorable interest rate environment.

The following table summarizes net investment income and net realized and unrealized investment gains for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
($ in thousands)	2018	2017	Change	% Change

Interest from fixed-maturity securities	$3,616	$2,529	$1,087	43.0%
Dividends from equity securities	445	287	158	55.1%
Other	327	206	121	58.7%
Gross investment income	4,388	3,022	1,366	45.2%
Investment expenses	(303)	(257)	(46)	17.9%
Net investment income	4,085	2,765	1,320	47.7%
Net unrealized gains on equity securities	1,760	—	1,760	NM
Net realized (losses) gains on investments	(6)	44	(50)	(113.6)%
Net realized and unrealized investment gains	1,754	44	1,710	NM
Total	$5,839	$2,809	$3,030	107.9%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.0% for the three months ended September 30, 2018, compared to 2.6% for the three months ended September 30, 2017. As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the third quarter of 2018, we recognized unrealized gains of $1.8 million related to our equity investment portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended September 30, 2018 or 2017.
Income tax expense
Our income tax expense was $2.2 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017. Our effective tax rate was approximately 15.3% for the three months ended September 30, 2018 compared to 20.1% for the three months ended September 30, 2017. For the third quarter of 2018, our effective tax rate reflected the TCJA, which among other provisions, lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the prior-year period was offset in part by a larger percentage of tax benefits in the prior-year period from stock options exercised and tax-exempt interest income relative to pre-tax income.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
($ in thousands)	2018	2017	Change	% Change

Gross written premiums	$203,374	$166,248	$37,126	22.3%
Ceded written premiums	(29,448)	(25,242)	(4,206)	16.7%
Net written premiums	$173,926	$141,006	$32,920	23.3%

Net earned premiums	$153,250	$128,515	$24,735	19.2%
Losses and loss adjustment expenses	90,951	75,534	15,417	20.4%
Underwriting, acquisition and insurance expenses	38,767	32,775	5,992	18.3%
Underwriting income (1)	23,532	20,206	3,326	16.5%
Other expenses, net	(112)	(429)	317	(73.9)%
Net investment income	11,096	7,483	3,613	48.3%
Net unrealized gains on equity securities	575	—	575	NM
Net realized gains on investments	280	36	244	NM
Income before taxes	35,371	27,296	8,075	29.6%
Income tax expense	6,032	8,319	(2,287)	(27.5)%
Net income	$29,339	$18,977	$10,362	54.6%

Annualized return on equity	15.8%	11.5%

Loss ratio	59.3%	58.8%
Expense ratio	25.3%	25.5%
Combined ratio	84.6%	84.3%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
Net income was $29.3 million for the nine months ended September 30, 2018 compared to $19.0 million for the nine months ended September 30, 2017, an increase of 54.6%. The increase in net income for the first nine months of 2018 over the first nine months of 2017 was due to a number of factors, including lower catastrophe losses of $4.9 million, net of taxes, a lower effective tax rate of 17.1%, largely resulting from the TCJA, and higher net investment income. These factors were offset in part by lower net favorable development of loss reserves for prior accident years.
Underwriting income was $23.5 million for the nine months ended September 30, 2018 compared to $20.2 million for the nine months ended September 30, 2017, an increase of 16.5%. The corresponding combined ratios were 84.6% for the nine months ended September 30, 2018 compared to 84.3% for the nine months ended September 30, 2017. The increase in our underwriting income in the first nine months of 2018 compared to the first nine months of 2017, was due to a combination of lower catastrophe losses and higher net earned premiums, offset in part by lower net favorable development of loss reserves for prior accident years.

Premiums
Our gross written premiums were $203.4 million for the nine months ended September 30, 2018 compared to $166.2 million for the nine months ended September 30, 2017, an increase of $37.1 million, or 22.3%. The increase in gross written premiums for the first nine months of 2018 over the same period last year was due to higher submission activity across most lines of business. The average premium on a policy written was approximately $7,600 in the first nine months of 2018 compared to approximately $8,100 in the first nine months of 2017. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,200 for the first nine months of 2018 and $10,600 for the first nine months of 2017. The decrease in the average premium per policy written was due to changes in the mix of business during the first nine months of 2018 compared to the same period last year.
Net written premiums increased by $32.9 million, or 23.3%, to $173.9 million for the nine months ended September 30, 2018 from $141.0 million for the nine months ended September 30, 2017. The increase in net written premiums for the first nine months of 2018 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 85.5% for the nine months ended September 30, 2018 compared to 84.8% for the nine months ended September 30, 2017. The increase in the net retention ratio was due to an increase in our retention on the excess casualty reinsurance treaty effective with the renewal on June 1, 2017 and a change in the mix of business.
Net earned premiums increased by $24.7 million, or 19.2%, to $153.3 million for the nine months ended September 30, 2018 from $128.5 million for the nine months ended September 30, 2017 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.3% for the nine months ended September 30, 2018 compared to 58.8% for the nine months ended September 30, 2017. The increase in the loss ratio in the first nine months of 2018 compared to the first nine months of 2017 was due to lower net favorable development of loss reserves for prior accident years, offset in part by lower catastrophe losses year over year.
During the first nine months of 2018 and 2017, the overall favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected. During the nine months ended September 30, 2018, prior accident years developed favorably by $5.7 million, of which $8.1 million was attributable to accident years 2016 and 2017. This favorable development was offset in part by adverse development from accident years 2011 through 2015 of $2.4 million. During the nine months ended September 30, 2017, loss reserves for prior accident years developed favorably by $11.8 million, which was largely attributable to accident years 2014 through 2016 of $15.2 million. This favorable development was offset in part by adverse development in the accident years 2011 through 2013 of $3.4 million.

The following table summarizes the loss ratios for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$96,115	62.7%	$79,208	61.6%
Current year catastrophe losses	558	0.3%	8,157	6.4%
Effect of prior year development	(5,722)	(3.7)%	(11,831)	(9.2)%
Total	$90,951	59.3%	$75,534	58.8%
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$26,652	17.4%	$22,694	17.7%
Ceding	(7,624)	(5.0)%	(7,291)	(5.7)%
Net commissions incurred	19,028	12.4%	15,403	12.0%
Other underwriting expenses	19,739	12.9%	17,372	13.5%
Underwriting, acquisition and insurance expenses	$38,767	25.3%	$32,775	25.5%
The expense ratio was 25.3% for the nine months ended September 30, 2018 compared to 25.5% for the nine months ended September 30, 2017. The decrease in the other underwriting expense ratio for the nine months ended September 30, 2018 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.7% for the nine months ended September 30, 2018 and 14.9% for the nine months ended September 30, 2017.
Other expenses, net
Other expenses of $0.4 million for the nine months ended September 30, 2017 were comprised of expenses related to the secondary offering of our common stock in May 2017.
Investing results
Our net investment income increased by 48.3% to $11.1 million for the nine months ended September 30, 2018 from $7.5 million for the nine months ended September 30, 2017. This increase in the first nine months of 2018 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from excess operating funds and higher gross investment returns, as a result of a more favorable interest rate environment, and higher dividends.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
($ in thousands)	2018	2017	Change	% Change

Interest from fixed-maturity securities	$9,784	$7,186	$2,598	36.2%
Dividends from equity securities	1,369	582	787	135.2%
Other	804	460	344	74.8%
Gross investment income	11,957	8,228	3,729	45.3%
Investment expenses	(861)	(745)	(116)	15.6%
Net investment income	11,096	7,483	3,613	48.3%
Net unrealized gains on equity securities	575	—	575	NM
Net realized gains on investments	280	36	244	NM
Net realized and unrealized investment gains	855	36	819	NM
Total	$11,951	$7,519	$4,432	58.9%
NM - Percentage change not meaningful
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.9% for the nine months ended September 30, 2018, compared to 2.4% for the nine months ended September 30, 2017. As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the first nine months of 2018, we recognized unrealized gains of $0.6 million related to our equity portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the nine months ended September 30, 2018 or 2017.
Income tax expense
Our income tax expense was $6.0 million for the nine months ended September 30, 2018 compared to $8.3 million for the nine months ended September 30, 2017. Our effective tax rate was approximately 17.1% for the nine months ended September 30, 2018 compared to 30.5% for the nine months ended September 30, 2017. For the first nine months of 2018, our effective tax rate reflected the TCJA, which among other provisions, lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018.
Return on equity
Our annualized return on equity was 15.8% for the nine months ended September 30, 2018 compared to 11.5% for the nine months ended September 30, 2017. The increase in annualized return on equity for the nine months ended September 30, 2018 compared to the prior-year period was due to a number of factors, including lower catastrophe losses incurred, the lower income tax rate resulting from the TCJA and higher overall returns on the investment portfolio, offset in part by lower net favorable development of loss reserves in prior accident years.

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
Our cash flows for the nine months ended September 30, 2018 and 2017 were:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$78,406	$64,547
Investing activities	(92,542)	(15,797)
Financing activities	(2,867)	(2,818)
Change in cash and cash equivalents	$(17,003)	$45,932
Net cash provided by operating activities was approximately $78.4 million for the nine months ended September 30, 2018, compared to $64.5 million for the same period in 2017. This increase was largely driven by premium volume, the timing of claim payments, reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $92.5 million for the nine months ended September 30, 2018, compared to $15.8 million for the nine months ended September 30, 2017. Net cash used in investing activities during the first nine months of 2018 reflected purchases of fixed-maturity securities of $170.9 million, comprised principally of corporate bonds and asset-backed securities. During the first nine months of 2018, we received proceeds of $85.7 million from maturities and sales of fixed-maturity securities. Purchases of equity securities were $8.8 million, largely exchange traded funds ("ETFs"), and we received $2.0 million from the sale of an intermediate-term bond ETF and non-redeemable preferred stocks for the nine months ended September 30, 2018.
Cash used in investing activities during the first nine months of 2017 reflected selective purchases of fixed-income securities of $70.1 million, principally municipal bonds and asset-backed securities. In addition, we purchased $20.9 million of equity securities during the first nine months of 2017, which included $11.4 million of non-redeemable preferred stock purchased during the third quarter of 2017. During the first nine months of 2017, we received proceeds of $75.3 million from sales and maturities of fixed income securities.
During the nine months ended September 30, 2018, cash used in financing activities reflected dividends paid of $0.21 per common share, or $4.4 million in aggregate. During the nine months ended September 30, 2017, cash used in financing activities primarily reflected dividends paid of $0.18 per common share, or $3.8 million in aggregate. Proceeds received from the exercise of stock options were $1.6 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The following is a summary of our significant reinsurance programs as of September 30, 2018:

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

(3)
For policies with a per occurrence limit higher than $1.0 million, the quota-share ceding percentage varies such that the retention is always $1.5 million or less. For example, for a $2.0 million limit excess policy, our retention would be 75%, whereas for a $10.0 million limit excess policy, our retention would be 15%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $1.5 million.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2018, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of September 30, 2018, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At September 30, 2018, total stockholders' equity was $257.9 million and tangible stockholders' equity was $255.1 million, compared to total stockholders' equity of $238.2 million and tangible stockholders' equity $235.4 million at December 31, 2017. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period and activity related to stock-based compensation plans, offset in part by an increase in unrealized losses on investments, net of taxes, and payment of dividends.
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
Stockholders' equity at September 30, 2018 and December 31, 2017, reconciles to tangible stockholders' equity as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Stockholders' equity	$257,905	$238,189
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$255,110	$235,394
Investment portfolio
At September 30, 2018, our cash and invested assets of $634.2 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At September 30, 2018, the majority of the investment portfolio was comprised of fixed-maturity securities of $508.0 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2018, we also held $64.7 million of cash and cash equivalents and $61.4 million of equity securities, which are comprised of ETFs and non-redeemable preferred stock. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.0 years at September 30, 2018 compared to 3.9 years at December 31, 2017 and an average rating of "AA" at September 30, 2018 and December 31, 2017.
At September 30, 2018 and December 31, 2017, the amortized cost and fair value on fixed-maturity securities were as follows:

	September 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$609	$608	0.1%	$9,108	$9,098	2.1%
Obligations of states, municipalities and political subdivisions	155,310	153,509	30.2%	161,012	164,326	38.7%
Corporate and other securities	98,104	97,442	19.2%	71,224	71,631	16.9%
Asset-backed securities	151,526	150,290	29.6%	95,223	95,360	22.4%
Residential mortgage-backed securities	109,431	106,162	20.9%	85,688	84,776	19.9%
Total fixed maturities	$514,980	$508,011	100.0%	$422,255	$425,191	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2018 and December 31, 2017, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2018		December 31, 2017
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$130,864	25.8%	$85,199	20.0%
AA	203,166	40.0%	190,044	44.7%
A	104,370	20.5%	112,129	26.4%
BBB	61,037	12.0%	28,715	6.8%
Below BBB and unrated	8,574	1.7%	9,104	2.1%
Total	$508,011	100.0%	$425,191	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$17,204	$17,156	3.4%	$50,020	$49,973	11.8%
Due after one year through five years	65,134	64,920	12.8%	28,979	29,299	6.9%
Due after five years through ten years	46,019	46,028	9.0%	28,733	29,800	7.0%
Due after ten years	125,666	123,455	24.3%	133,612	135,983	32.0%
Asset-backed securities	151,526	150,290	29.6%	95,223	95,360	22.4%
Residential mortgage-backed securities	109,431	106,162	20.9%	85,688	84,776	19.9%
Total fixed maturities	$514,980	$508,011	100.0%	$422,255	$425,191	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2018, approximately 6.5% of our total cash and investments were invested in ETFs, which provide low-cost diversification. At September 30, 2018 and December 31, 2017, our ETF balance was comprised of the following funds:

	September 30, 2018		December 31, 2017
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$23,092	56.0%	$16,088	46.8%
Foreign stock market fund	9,919	24.0%	9,297	27.0%
Dividend yield equity fund	8,270	20.0%	8,010	23.3%
Intermediate-term corporate bond fund	—	—%	985	2.9%
Total	$41,281	100.0%	$34,380	100.0%
As of September 30, 2018, approximately 3.2% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$14,998	74.4%	$15,859	80.3%
Utilities	3,469	17.2%	2,120	10.7%
Industrials and other	1,700	8.4%	1,773	9.0%
Total	$20,167	100.0%	$19,752	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at September 30, 2018 and $7.1 million at December 31, 2017.

Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at September 30, 2018.
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
Net income for the three and nine months ended September 30, 2018 and 2017, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income	$11,940	$4,201	$29,339	$18,977
Income tax expense	2,155	1,054	6,032	8,319
Income before income taxes	14,095	5,255	35,371	27,296
Other expenses	107	27	121	429
Net investment income	(4,085)	(2,765)	(11,096)	(7,483)
Net unrealized gains on equity securities	(1,760)	—	(575)	—
Net realized losses (gains) on investments	6	(44)	(280)	(36)
Other income	(2)	—	(9)	—
Underwriting income	$8,361	$2,473	$23,532	$20,206

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
Changes in Internal Control over Financial Reporting
During the third quarter of 2018, we implemented a new general ledger system resulting in a material change in internal control over financial reporting. The new system was used in preparing third quarter 2018 financial information. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the application, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, assessment of access controls, data migration processes and reconciliations, application interface testing, and month-end reconciliations.
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

KINSALE CAPITAL GROUP, INC.
Date: November 1, 2018	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: November 1, 2018	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer