Form 10-K
period 2018-12-31
Kinsale Capital Group, Inc.
filed 2019-02-28
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share (Title of each class)
Nasdaq Global Select Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2018 was approximately $1,078,343,181.
The number of the registrant’s common shares outstanding was 21,250,243 as of February 22, 2019.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the "2019 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ii

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
We have significantly grown our business and have generated attractive returns. Excluding the impact of the $72.8 million of net proceeds from our initial public offering ("IPO") during the third quarter of 2016, we have organically grown our stockholders’ equity at a compound annual growth rate ("CAGR") of 19.9% as of December 31, 2018 from December 31, 2014. We have grown our gross written premiums from $158.5 million for the year ended December 31, 2014 to $275.5 million for the year ended December 31, 2018, a CAGR of 14.8%. Our return on equity and combined ratios were 13.5% and 85.3%, respectively, for the year ended December 31, 2018. Our operating return on equity, a non-GAAP measure, was 15.4% for the year ended December 31, 2018. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of return on equity to operating return on equity. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business.
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
On August 21, 2013, we established Aspera Insurance Services, Inc. ("Aspera"), an insurance broker. Aspera is domiciled in Virginia and is authorized to conduct business in Virginia, Alabama, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, and Washington.
On December 3, 2018, we incorporated Kinsale Real Estate, Inc. ("Kinsale Real Estate"), as a wholly-owned subsidiary domiciled in Delaware, in order to acquire and hold real estate.

On December 3, 2018, we incorporated 2001 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to acquire and hold real estate.
Our Products
We write a broad array of insurance coverages for risks that are unique or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues, or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium per policy written by us in 2018 was approximately $7,800. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $10,400 in 2018. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2018, the percentage breakdown of our gross written premiums was 91.8% casualty and 8.2% property. Our commercial lines offerings include construction, small business, excess casualty, energy, product liability, general casualty, allied health, professional liability, life sciences, commercial property, management liability, health care, environmental, inland marine, public entity, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.4% of our gross written premiums in 2018.
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2017, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.4% and grew direct premiums written by 6.7% annually, versus 74.0% and 3.5% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2018, our loss ratio was 60.2%.
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
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process policy quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2018, our expense ratio was 25.1%.

Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. When we believe claims are without merit, we vigorously contest payment. We currently average 99 open claims per claims adjuster (95 open claims per claims adjuster excluding catastrophe claims), which we believe is significantly lower than industry average. As of December 31, 2018, our reserves for claims incurred but not reported were approximately 82.3% of our total net loss reserves. Of the total open claims as of December 31, 2018, only 37.2% were open for accident years 2016 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $44.9 billion of direct written premiums in 2017. Based on our 2018 gross written premiums of $275.5 million, our current market share is approximately 0.6%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allows us to better serve our brokers and positions us to profitably increase our market share.
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
Our Structure
The chart below displays our corporate structure:

Kinsale Capital Group, Inc. (Delaware corporation)

Kinsale Management, Inc. (Delaware corporation; management services company)	Kinsale Insurance Company (Arkansas corporation; stock insurance company)	Aspera Insurance Services, Inc. (Virginia corporation; insurance broker)	Kinsale Real Estate, Inc. (Delaware corporation; real estate holding company)

2001 Maywill, LLC (Delaware limited liability company; real estate entity)

Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 4.8% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
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
For the year ended December 31, 2018, our largest brokers were R-T Specialty, LLC, which produced $32.7 million, or 11.9%, of our gross written premiums, and AmWINS Group, LLC, which produced $29.4 million, or 10.7%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2018.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2018, we paid an average commission to our brokers of 14.7% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.
We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
	($ in thousands)
Gross written premiums by state:
California	$71,645	26.0%	$60,632	27.2%	$51,619	27.4%
Texas	40,102	14.6%	31,732	14.2%	26,060	13.8%
Florida	32,414	11.8%	24,964	11.2%	19,873	10.5%
New York	14,311	5.2%	10,378	4.6%	9,680	5.2%
Washington	13,071	4.7%	11,454	5.1%	8,892	4.7%
New Jersey	6,890	2.5%	7,208	3.2%	6,801	3.6%
Colorado	6,395	2.3%	4,353	1.9%	3,323	1.8%
Nevada	5,859	2.1%	4,871	2.2%	4,894	2.6%
Arizona	5,469	2.0%	4,587	2.1%	4,093	2.2%
Pennsylvania	5,343	1.9%	4,383	2.0%	4,016	2.1%
All other states	74,039	26.9%	58,629	26.3%	49,227	26.1%
	$275,538	100.0%	$223,191	100.0%	$188,478	100.0%

Underwriting
Our underwriting department consisted of over 100 employees as of December 31, 2018. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 9 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2018, we received approximately 288,000 new business submissions, issued approximately 167,000 new quotes and bound 18,000 new policies for a policy to new submission ratio of 6.3%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers based on approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 98% of our Professional Liability premiums written in 2018, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of approximately 25 claims professionals who had an average of 9 years of claims experience in the P&C industry as of December 31, 2018. Our Chief Claims Officer has over 30 years of claims experience in large commercial and specialty insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
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
Information Technology
Our information technology department consisted of approximately 40 full time employees and contractors as of December 31, 2018. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology utilizes an agile methodology to develop best-in-class software solutions and to attract and retain quality staff.
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
Prior to 2017, we ceded risks through our multi-line quota share reinsurance treaty (the "MLQS"). The MLQS transferred a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a proportion of the gross written premiums on that business. Transferring risk to the reinsurers also reduced the amount of capital required to support our insurance operations. Under the terms of the MLQS contract covering the 2016 calendar year ("2016 MLQS"), we received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4% of ceded written premium. The MLQS included a sliding scale commission provision that reduced the ceding commission to 25% or increased the ceding commission to 41% based on the loss experience of the business ceded. Additionally, we were entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contract had a loss ratio cap of 110%, which means that we could not cede any losses in excess of a 110% loss ratio to the reinsurers. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the 2016 MLQS contract on October 1, 2016. Effective January 1, 2017, we commuted the remaining outstanding MLQS contract, which covered the period January 1, 2015 through December 31, 2015. For a discussion regarding the effects of the MLQS contract on our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview."
The following is a summary of our significant reinsurance programs as of December 31, 2018:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2018, all reinsurance contracts that our insurance subsidiary was party to were either with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2018, we have never had a loss for uncollectible reinsurance.
We had reinsurance recoverables on unpaid losses of $55.4 million at December 31, 2018, and recoverables on paid losses of $1.4 million at December 31, 2018. The following table provides a summary of our top five reinsurers, based on the net amount recoverable, at December 31, 2018:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Swiss Reinsurance America Corp.	A+	$25,023
Munich Reinsurance America, Inc.	A+	11,304
SCOR Reinsurance Co.	A+	7,467
Arch Reinsurance Co.	A+	4,996
Odyssey America Reinsurance Corp.	A	4,093
Total for Top Five		52,883
All others		3,905
Total		$56,788
We did not have reinsurance recoverables greater than $1.5 million at December 31, 2018 from any individual reinsurer other than the five listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of our reinsurance contracts discussed above, we may retain funds due from reinsurers as security for those recoverable balances.
Catastrophe Risk Management
In addition to the reinsurance protection noted above, we use other techniques to carefully manage our exposure to catastrophe losses. We use computer models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100 year and the 250 year return periods. Our main catastrophe risk arises from hurricanes. We manage this exposure through careful and disciplined underwriting, extensive reinsurance protection purchased from financially strong counterparties and monthly catastrophe modeling of the portfolio. Additionally, we limit the concentration of property business by geographic area to reduce loss exposure from extreme events.
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
See Note 7 of the notes to the consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.

Investments
Investment income is an important component of our earnings. We collect premiums from our insureds and invest a portion of these funds until claims are paid. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.
Our cash and invested assets generally consist of fixed-maturity securities, short-term investments, cash and cash equivalents, exchange traded funds and preferred stock (classified as equity securities on the balance sheet). Our fixed-maturity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on those securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity securities are carried at fair value. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"), which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Before the adoption of ASU 2016-01, our equity securities were classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.
Our cash and invested assets totaled $643.1 million at December 31, 2018 and $561.1 million at December 31, 2017, and is summarized as follows:

	December 31, 2018		December 31, 2017
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	0.1%	$9,098	1.6%
Obligations of states, municipalities and political subdivisions	154,600	24.0%	164,326	29.3%
Corporate and other securities	96,752	15.0%	71,631	12.8%
Asset-backed securities	149,867	23.3%	95,360	17.0%
Residential mortgage-backed securities	108,421	16.9%	84,776	15.1%
Total fixed maturities	510,251	79.3%	425,191	75.8%

Equity securities:
Exchange traded funds	38,987	6.1%	34,380	6.1%
Nonredeemable preferred stock	18,724	2.9%	19,752	3.5%
Total equity securities	57,711	9.0%	54,132	9.6%

Cash and cash equivalents	75,089	11.7%	81,747	14.6%
Total	$643,051	100.0%	$561,070	100.0%
Our policy is to invest primarily in high quality fixed-maturity securities with a primary focus on preservation of capital and a secondary focus on maximizing our risk adjusted investment returns. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiary is subject. Our fixed-maturity portfolio is managed by an outside investment advisory firm, which operates under guidelines approved by our Investment Committee. Our Investment Committee meets periodically and reports to our Board of Directors.
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2018, our fixed-maturity portfolio, including cash equivalents, had an average duration of 3.9 years and had an average rating of "AA."
The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2018:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$611	$—	$—	$—	$611
Obligations of states, municipalities and political subdivisions	10,180	91,265	53,051	104	—	154,600
Corporate and other securities	—	2,954	44,725	42,345	6,728	96,752
Asset-backed securities	110,730	21,259	11,069	6,809	—	149,867
Residential mortgage-backed securities	12,118	82,937	127	11,779	1,460	108,421
Total fixed maturities	$133,028	$199,026	$108,972	$61,037	$8,188	$510,251
The fair value of our investments in fixed-maturity securities at December 31, 2018, summarized by stated maturities follows:

	December 31, 2018
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$10,252	2.0%
Due after one year through five years	67,426	13.2%
Due after five years through ten years	56,235	11.0%
Due after ten years	118,050	23.1%
Asset-backed securities	149,867	29.4%
Residential mortgage-backed securities	108,421	21.3%
Total fixed maturities	$510,251	100.0%
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2018, our fixed-maturity security portfolio contained $108.4 million (21.3%) of residential mortgage-backed securities. Residential mortgage-backed securities ("RMBSs"), including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBSs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBSs.

At December 31, 2018, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $96.8 million. A summary of these securities by industry segment is shown below as of December 31, 2018:

	December 31, 2018
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$69,898	72.2%
Financial	18,925	19.6%
Utilities	7,929	8.2%
Total	$96,752	100.0%
Approximately 6% of our total cash and investments were invested in exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2018, our ETF balance was comprised of the following funds:

	December 31, 2018
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$19,899	51.0%
Dividend yield equity fund	9,344	24.0%
Foreign stock market fund	8,817	22.6%
Small-cap index fund	927	2.4%
Total	$38,987	100.0%
Approximately 3% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2018:

	December 31, 2018
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$14,618	78.1%
Utilities	2,734	14.6%
Industrials and other	1,372	7.3%
Total	$18,724	100.0%
Competition
The P&C insurance industry is highly competitive. We compete with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. Our insurance subsidiary, Kinsale Insurance, currently has a rating from A.M. Best of "A-" (Excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.
Today, our primary competitors in the E&S sector include Alleghany Corporation, Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., Markel Corporation, Navigators Group Inc., RLI Corp. and W. R. Berkley Corporation.

Regulation
Insurance regulation
We are regulated by insurance regulatory authorities in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods, determining the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and some state insurance regulators are re-examining existing laws and regulations, specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the "FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. See "—Federal and state legislative and regulatory changes" below.
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
In addition, Aspera, our insurance broker, and designated employees must be licensed to act as insurance producers, adjusters or third-party administrators, as applicable, by insurance regulatory authorities in the states where they operate. Such insurance regulatory authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension, and renewal of licenses.
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
Changes of control
Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, which include the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
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
Enterprise risk and other developments
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in

December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the "Model Holding Company Act") and its Insurance Holding Company System Model Regulation (the "Model Holding Company Regulation"). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address "enterprise" risk - the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction.
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
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The New York Department of Financial Services (DFS) issued new regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017. The regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We have filed with the DFS, on behalf of our licensees in New York, our program compliance certification pertaining to the DFS cybersecurity requirements for 2017 and 2018. To date, South Carolina is the only state to have adopted the NAIC's Insurance Data Security Model Law. We are currently monitoring whether other states in which we conduct business adopt the Insurance Data Security Model Law.

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

On December 12, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the "Modernization Report"). The Modernization Report concludes that the federal government should continue its involvement in insurance regulation, emphasizing the need for improved uniformity and efficiency in the U.S. insurance regulatory system, but that the current "hybrid" state and federal regulatory system should remain in place. In its 2018 Annual Report on the Insurance Industry released on September 7, 2018, the FIO highlighted perceived shortcomings in the state-based insurance regulatory system, particularly concerns regarding the cyber insurance market, and advocate for improved uniformity across a number of insurance regulatory issues; however, the U.S. Department of Treasury also endorsed the state-based regulatory model for the U.S. insurance industry and recommended narrowing the scope of federal involvement in publications issued in 2017 and (including the report issued on October 26, 2017, pursuant to an executive order of President Trump, examining the regulatory framework for asset management and insurance industries).
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
Throughout 2018, the NAIC worked on proposed amendments to the Credit for Reinsurance Model Law and Regulation in order to satisfy the substantive and timing requirements of the Covered Agreement. The proposed changes to the model laws would result in distinct categories of non-U.S. reinsurers eligible for either reduced or zero reinsurance collateral. Although the amendments were expected to be adopted at the end of 2018, the NAIC announced in December 2018 that approval had been postponed to respond to recently-received comments from the U.S. Department of the Treasury and the Office of the U.S. Trade Representative.
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
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2018, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Employees
As of February 22, 2019, we had 190 employees, all of whom were employed by us through arrangements with Kinsale Management, Inc. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kinsalecapitalgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information on our website is not a part of this Annual Report.

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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our resources:

•
When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 72.7% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2018.

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
We distribute the majority of our products through a select group of brokers. Of our 2018 gross written premiums, 45.1%, or $124.4 million, were distributed through five of our approximately 155 brokers, two of which accounting for 22.6%, or $62.0 million, of our 2018 gross written premiums.
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
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity invested assets totaled $57.7 million as of December 31, 2018.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2019 without regulatory approval is $34.0 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2018, we had $72.9 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices and insurance operations are located in Richmond, Virginia, which occupy approximately 42,000 square feet of office space for annual rent of approximately $0.5 million. The lease for this space expires in 2020. During 2019, we purchased land in anticipation of developing a new corporate headquarters.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. As of February 22, 2019, we had 92 stockholders of record of our common stock.
Dividend Policy
We currently expect to pay quarterly cash dividends in the future; however, the declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors. Our Board of Directors give consideration to various risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K when determining whether to declare and pay dividends, as well as the amount thereof. Our Board of Directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends on our financial strength ratings and (6) any other factors that our Board of Directors deem relevant.
Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our subsidiaries. The ability of our insurance subsidiary to pay dividends to us is subject to limits under insurance laws of the state in which our insurance subsidiary is domiciled. See "Risk Factors – Risks Related to Our Business and Our Industry – Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends and service our debt obligations depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 28, 2016 (the date our common stock began trading on Nasdaq) through December 31, 2018.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	July 28, 2016	December 31, 2018

Kinsale Capital Group, Inc.	$100.00	$307.63
Nasdaq Composite Index	$100.00	$132.27
Nasdaq Insurance Index	$100.00	$126.11

Item 6. Selected Consolidated Financial and Other Data
The following tables present our selected consolidated financial and other data, at the dates and for the periods indicated. The selected consolidated financial and other data set forth below as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements for those years.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except for per share data)
Revenues:
Gross written premiums	$275,538	$223,191	$188,478	$177,009	$158,523
Ceded written premiums(1)	(39,924)	(33,719)	(21,214)	(92,991)	(97,012)
Net written premiums	$235,614	$189,472	$167,264	$84,018	$61,511

Net earned premiums	$212,688	$176,053	$133,816	$74,322	$58,996
Net investment income	15,688	10,569	7,487	5,643	4,070
Net investment (losses) gains(2)	(6,274)	151	176	59	201
Other income	12	3	136	572	409
Total revenues	222,114	186,776	141,615	80,596	63,676

Expenses:
Losses and loss adjustment expenses(1)	128,041	103,680	70,961	42,238	41,108
Underwriting, acquisition and insurance expenses(1)	53,425	44,146	28,551	2,809	1,451
Other expenses	168	429	2,567	1,992	1,644
Total expenses	181,634	148,255	102,079	47,039	44,203
Income before income taxes	40,480	38,521	39,536	33,557	19,473
Income tax expense(3)	6,693	13,620	13,369	11,284	6,500
Net income	$33,787	$24,901	$26,167	$22,273	$12,973
Underwriting income(4)	$31,222	$28,227	$34,304	$29,275	$16,437

Per common share data:
Basic earnings per share:
Common stock	$1.60	$1.19	$0.57	$—	$—
Class A common stock(5)	—	—	0.98	1.53	0.94
Class B common stock(5)	—	—	0.48	0.84	—
Diluted earnings per share:
Common stock	$1.56	$1.16	$0.56	$—	$—
Class A common stock(5)	—	—	0.98	1.53	0.94
Class B common stock(5)	—	—	0.46	0.81	—
Cash dividends declared and paid	0.28	0.24	0.10	—	—

	At December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Balance sheet data:
Cash and invested assets	$643,051	$561,070	$480,349	$368,685	$292,285
Premiums receivable, net	24,253	19,787	16,984	15,550	14,226
Reinsurance recoverables(1)	56,788	49,593	70,317	95,670	70,348
Ceded unearned premiums(1)	16,072	13,858	13,512	39,329	42,565
Intangible assets	3,538	3,538	3,538	3,538	3,538
Total assets	773,063	667,849	614,389	545,278	437,604

Reserves for unpaid losses and loss adjustment expenses	369,152	315,717	264,801	219,629	162,210
Unearned premiums	128,250	103,110	89,344	81,713	75,253
Funds held for reinsurers(1)	—	—	36,497	87,206	63,932
Note payable	—	—	—	29,603	27,484
Total liabilities	509,077	429,660	404,175	431,827	345,018
Total stockholders' equity	263,986	238,189	210,214	113,451	92,586

Other data:
Tangible stockholders' equity(6)	$261,191	$235,394	$207,914	$111,151	$90,286
Debt to total capitalization ratio(7)	—%	—%	—%	20.8%	23.1%
Statutory capital and surplus(8)	$233,500	$213,833	$193,387	$127,675	$104,101

	Year Ended December 31,
	2018	2017	2016	2015	2014
Underwriting and other ratios:
Loss ratio(9)	60.2%	58.9%	53.0%	56.8%	69.7%
Expense ratio(10)	25.1%	25.1%	21.3%	3.8%	2.4%
Combined ratio(11)	85.3%	84.0%	74.3%	60.6%	72.1%

Adjusted loss ratio(12)	60.2%	58.9%	50.0%	51.5%	59.4%
Adjusted expense ratio(12)	25.1%	25.1%	26.8%	26.0%	24.7%
Adjusted combined ratio(12)	85.3%	84.0%	76.8%	77.5%	84.1%

Return on equity(13)	13.5%	11.1%	16.2%	21.6%	15.3%
Operating return on equity(14)	15.4%	11.9%	16.1%	21.6%	15.2%

(1) Prior to our IPO in 2016, a significant amount of our business was reinsured through our MLQS with third-party reinsurers. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS" and Note 8 to the Consolidated Financial Statements.

(2) Effective January 1, 2018, we adopted ASU 2016-01, which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income.
(3) During the fourth quarter of 2018, the TCJA was enacted, which lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. As a result of the TCJA enactment, deferred tax balances were remeasured to reflect the lower rate, which resulted in an increase to tax expense of $1.9 million for the year ended December 31, 2017.
(4) Underwriting income is a non-GAAP financial measure. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to underwriting income.
(5) In connection with the IPO, the Company amended and restated its certificate of incorporation, which reclassified the Company’s former Class A Common Stock and Class B Common Stock into a single class of common stock.
(6) Tangible stockholders’ equity is a non-GAAP financial measure. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Condition" for a reconciliation of stockholders’ equity to tangible stockholders’ equity.
(7) The ratio, expressed as a percentage, of total indebtedness for borrowed money, including capitalized lease obligations, to the sum of total indebtedness for borrowed money, including capitalized lease obligations, and stockholders’ equity.
(8) Statutory and surplus capital is the excess of assets over liabilities for our insurance subsidiary, as determined in accordance with statutory accounting principles prescribed by the NAIC.
(9) The loss ratio is the ratio, expressed as a percentage, of losses and loss adjustment expenses to net earned premiums, net of the effects of reinsurance.
(10) The expense ratio is the ratio, expressed as a percentage, of underwriting, acquisition and insurance expenses to net earned premiums.
(11) The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.
(12) The adjusted loss ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — The MLQS."
(13) Return on equity represents net income expressed as a percentage of average beginning and ending stockholders’ equity during the period.
(14) Operating return on equity is net operating earnings expressed as a percentage of average beginning and ending stockholders’ equity during the period. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating income.

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

Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the E&S market in the U.S., where we use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team, that has an average of over 25 years of relevant experience. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2018, the percentage breakdown of our gross written premiums was 91.8% casualty and 8.2% property. Our commercial lines offerings include construction, small business, excess casualty, energy, product liability, general casualty, allied health, professional liability, life sciences, commercial property, management liability, health care, environmental, inland marine, public entity, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.4% of our gross written premiums in 2018.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. We believe that we have built a company that is entrepreneurial and highly efficient, using our proprietary technology platform and leveraging the expertise of our highly experienced employees in our daily operations. We believe our systems and technology are at the digital forefront of the insurance industry, allowing us to quickly collect and analyze data, thereby improving our ability to manage our business and reducing response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims management.
Factors Affecting Our Results of Operations
The MLQS
Prior to our IPO in 2016, a significant amount of our business had been reinsured through our MLQS with third-party reinsurers. This agreement allowed us to cede a portion of the risk related to certain lines of business that we underwrite in exchange for a portion of our direct written premiums on that business, less a ceding commission. The MLQS was subject to annual renewal; however, we retained the right to adjust the amount of business we ceded (ceding percentage) on a quarterly basis in accordance with the terms of the MLQS. We monitored the ceding percentage under the MLQS and adjusted this percentage based on our projected direct written premiums and future business conditions in our industry. Generally, we increased the ceding percentage when gross written premiums were growing more strongly relative to the growth rate of Kinsale Insurance’s capital position, and decreased the ceding percentage when Kinsale Insurance’s capital position was growing more strongly relative to the growth rate of gross written premiums. In periods of high premium rates and shortages of underwriting capacity (known as a hard market), the E&S market may grow significantly more rapidly than the standard insurance market as business may shift from the standard market to the E&S market dramatically.
During 2016, the ceding percentage was 15% and the provisional ceding commission rate was 41%. We reduced the ceding percentage due to strong growth in Kinsale Insurance’s capital position as a result of the profitability of the business relative to the growth rate of its gross written premiums. As a result of the successful completion of our IPO in August 2016, we terminated and commuted the MLQS contract on October 1, 2016, which covered the period January 1, 2016 through September 30, 2016. The MLQS was not renewed for the 2017 or the 2018 calendar years and there are no remaining MLQS contracts outstanding.
The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Gross written premiums	$275,538	$—	$275,538	$223,191	$—	$223,191	$188,478	$—	$188,478
Ceded written premiums	(39,924)	—	(39,924)	(33,719)	—	(33,719)	(21,214)	10,269	(31,483)
Net written premiums	$235,614	$—	$235,614	$189,472	$—	$189,472	$167,264	$10,269	$156,995
Net retention ratio (1)	85.5%		85.5%	84.9%		84.9%	88.7%		83.3%

Net earned premiums	$212,688	$—	$212,688	$176,053	$—	$176,053	$133,816	$(16,996)	$150,812
Losses and loss adjustment expenses	(128,041)	—	(128,041)	(103,680)	—	(103,680)	(70,961)	4,380	(75,341)
Underwriting, acquisition and insurance expenses	(53,425)	—	(53,425)	(44,146)	—	(44,146)	(28,551)	11,936	(40,487)
Underwriting income (2)	$31,222	$—	$31,222	$28,227	$—	$28,227	$34,304	$(680)	$34,984

Loss ratio	60.2%	—%	—	58.9%	—%	—	53.0%	25.8%	—
Expense ratio	25.1%	—%	—	25.1%	—%	—	21.3%	70.2%	—
Combined ratio	85.3%	—%	—	84.0%	—%	—	74.3%	96.0%	—

Adjusted loss ratio (3)	—	—	60.2%	—	—	58.9%	—	—	50.0%
Adjusted expense ratio (3)	—	—	25.1%	—	—	25.1%	—	—	26.8%
Adjusted combined ratio (3)	—	—	85.3%	—	—	84.0%	—	—	76.8%
(1) The ratio of net written premiums to gross written premiums.
(2) Underwriting income is a non-GAAP financial measure. See "— Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
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
Our results of operations may be difficult to compare historically in light of the impact of the MLQS on our results of operations. During the year in which the MLQS was employed, management internally evaluated our financial performance both including and excluding the effects of the MLQS.

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
Net investment gains (losses)
Net investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security's recorded value, the unrealized gains and losses on our equity portfolio, as well as any "other-than-temporary" impairments recognized in earnings.
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees. The ceding percentage under the MLQS was 15% in 2016 until it was terminated and commuted effective October 1, 2016.
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Kinsale Insurance is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. Among other things, the Tax Cuts and Jobs Act of 2017 ("TCJA") enacted on December 22, 2017 lowers the federal corporate tax rate from 35% to 21% starting January 1, 2018. Our income tax expense for periods beginning in 2018 were based on the federal corporate income tax rate stipulated in the TCJA, and as a result, our 2018 annual effective tax rate was significantly lower than our prior-year effective tax rate.
Key metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as pre-tax income, excluding net investment income, net investment gains and losses, and other income and expenses. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
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
Return on equity is net income expressed as a percentage of average beginning and ending stockholders’ equity during the period. Our overall financial goal is to produce a return on equity in the mid-teens over the long-term.

Operating return on equity is net operating earnings, a non-GAAP financial measure, expressed as a percentage of average beginning and ending stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net retention ratio is the ratio of net written premiums to gross written premiums.
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of average beginning and ending balances of those investments during the period.

Results of Operations
Year ended December 31, 2018 compared to year ended December 31, 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
($ in thousands)	2018	2017	Change	Percent

Gross written premiums	$275,538	$223,191	$52,347	23.5%
Ceded written premiums	(39,924)	(33,719)	(6,205)	18.4%
Net written premiums	$235,614	$189,472	$46,142	24.4%

Net earned premiums	$212,688	$176,053	$36,635	20.8%
Losses and loss adjustment expenses	128,041	103,680	24,361	23.5%
Underwriting, acquisition and insurance expenses	53,425	44,146	9,279	21.0%
Underwriting income (1)	31,222	28,227	2,995	10.6%
Other expenses, net	(156)	(426)	270	(63.4)%
Net investment income	15,688	10,569	5,119	48.4%
Net unrealized losses on equity securities	(6,555)	—	(6,555)	NM
Net realized gains on investments	281	151	130	86.1%
Income before taxes	40,480	38,521	1,959	5.1%
Income tax expense	6,693	13,620	(6,927)	(50.9)%
Net income	$33,787	$24,901	$8,886	35.7%

Return on equity	13.5%	11.1%
Operating return on equity (2)	15.4%	11.9%

Loss ratio	60.2%	58.9%
Expense ratio	25.1%	25.1%
Combined ratio	85.3%	84.0%
NM - Percentage change not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is net operating earnings, a non-GAAP financial measure, expressed as a percentage of average beginning and ending stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.

Net income was $33.8 million for the year ended December 31, 2018 compared to $24.9 million for the year ended December 31, 2017, an increase of $8.9 million, or 35.7%. The increase in net income in 2018 over 2017 was due to a number of factors, including growth in the business, lower net catastrophe losses and a lower effective tax rate, largely resulting from the TCJA. These factors were offset in part by lower net favorable development of loss reserves related to prior accident years.
Our underwriting income was $31.2 million for the year ended December 31, 2018, compared to $28.2 million for the year ended December 31, 2017, an increase of $3.0 million, or 10.6%. The corresponding combined ratio was 85.3% for the year ended December 31, 2018 compared to 84.0% for the year ended December 31, 2017. The increase in our underwriting income was attributable to a combination of growth in the business and lower catastrophe losses, net of reinsurance, offset in part by lower net favorable development of loss reserves for prior accident years.
Premiums
Gross written premiums were $275.5 million for the year ended December 31, 2018 compared to $223.2 million for the year ended December 31, 2017, an increase of $52.3 million, or 23.5%. The increase in gross written premiums for the for the year ended December 31, 2018 over the prior year was due to higher submission activity from brokers across most lines of business. The average premium per policy written by us was $7,800 in 2018 compared to $8,200 in 2017. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $10,400 in 2018 compared to $10,700 in 2017. The decrease in the average premium per policy written was due to changes in the mix of business during 2018 compared to the prior year. The changes in gross written premiums were most notable in the following lines of business:

•	Small business, which represented approximately 16.1% of our gross written premiums in 2018, increased by $9.5 million, or 27.1%, for the year ended December 31, 2018 over the prior year;

•	Excess casualty, which represented approximately 9.6% of our gross written premiums in 2018, increased by $6.2 million, or 30.6%, for the year ended December 31, 2018 over the prior year;

•	Allied health care, which represented approximately 6.1% of our gross written premiums in 2018, increased by $6.2 million, or 58.0%, for the year ended December 31, 2018 over the prior year,

•	Products liability, which represented approximately 7.3% of our gross written premiums in 2018, increased by $5.8 million, or 40.3%, for the year ended December 31, 2018 over the prior year, and

•	Management liability, which represented approximately 3.0% of our gross written premiums in 2018, increased by $4.0 million, or 97.9%, for the year ended December 31, 2018 over the prior year.
Net written premiums increased by $46.1 million, or 24.4%, to $235.6 million for the year ended December 31, 2018 from $189.5 million for the year ended December 31, 2017. The increase in net written premiums was primarily due to higher gross written premiums for the year ended December 31, 2018. Our net retention ratio was 85.5% for the year ended December 31, 2018 compared to 84.9% for the year ended December 31, 2017. The increase in the net retention ratio was due to raising our retention on the excess casualty reinsurance treaty effective with the renewal in the latter half of 2017, and a change in the mix of business.
Net earned premiums were $212.7 million for the year ended December 31, 2018 compared to $176.1 million for the year ended December 31, 2017, an increase of $36.6 million, or 20.8%. As previously discussed, the increase was due to growth in gross written premiums in 2018 compared to 2017.

Loss ratio
Our loss ratio was 60.2% for the year ended December 31, 2018 compared to 58.9% for the year ended December 31, 2017. The increase in the loss ratio for the year ended December 31, 2018 was due to lower net favorable development of loss reserves for prior accident years, offset in part by lower catastrophe losses, net of reinsurance, in 2018 compared to 2017.
For each year of 2018 and 2017, the overall favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected. During the year ended December 31, 2018, prior accident years developed favorably by $7.0 million, of which $10.6 million was attributable to accident years 2016 and 2017. This favorable development was offset in part by adverse development from accident years 2011 through 2015 of $3.6 million. During the year ended December 31, 2017, loss reserves for prior accident years developed favorably by $11.3 million, which was largely attributable to accident years 2014 through 2016 of $15.4 million. This favorable development was offset in part by adverse development in the accident years 2011 through 2013 of $4.1 million. On an inception-to-date basis, all accident years have developed favorably, with the exception of the 2011 accident year.
The following tables summarize the effect of the factors indicated above on the loss ratios for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$129,346	60.8%	$105,958	60.2%
Current accident year - catastrophe losses	5,732	2.7%	9,002	5.1%
Effect of prior year development	(7,037)	(3.3)%	(11,280)	(6.4)%
Total	$128,041	60.2%	$103,680	58.9%
Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$36,885	17.3%	$31,001	17.6%
Ceding	(10,448)	(4.9)%	(9,799)	(5.5)%
Net commissions incurred	26,437	12.4%	21,202	12.1%
Other underwriting expenses	26,988	12.7%	22,944	13.0%
Underwriting, acquisition, and insurance expenses	$53,425	25.1%	$44,146	25.1%

The overall expense ratio was flat for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net commissions incurred as a percentage of earned premiums increased year over year due to the change in the mix of ceded business, some of which has no contractual ceding commissions. This increase was offset in part by lower other underwriting expenses incurred as a percentage of earned premiums due to higher net earned premiums without a proportional increase in the amount of other underwriting expenses. Direct commissions paid as a percent of gross written premiums was 14.7% and 14.8% for the years ended December 31, 2018 and 2017, respectively.
Investing results
Our net investment income increased by 48.4% to $15.7 million for the year ended December 31, 2018 from $10.6 million for the year ended December 31, 2017, primarily due to growth in our investment portfolio balance generated from excess operating funds and higher gross investment returns, as a result a higher allocation of funds in asset-backed securities and preferred stock.
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
($ in thousands)	2018	2017	Change

Interest from fixed-maturity securities	$13,772	$9,852	$3,920
Dividends on equity securities	2,014	1,041	973
Other	1,017	678	339
Gross investment income	16,803	11,571	5,232
Investment expenses	(1,115)	(1,002)	(113)
Net investment income	15,688	10,569	5,119
Net unrealized losses on equity securities	(6,555)	—	(6,555)
Net capital gains	281	151	130
Net investment (losses) gains	(6,274)	151	(6,425)
Total	$9,414	$10,720	$(1,306)
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.9 years at December 31, 2018 and December 31, 2017. Our investment portfolio had a gross return of 3.0% as of December 31, 2018, compared to 2.4% as of December 31, 2017.
As discussed previously, effective January 1, 2018, we adopted a new accounting standard which required changes in the fair value of equity investments to be recognized in net income. During the year ended December 31, 2018, we recognized unrealized losses of $6.6 million related to our equity portfolio.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the year ended December 31, 2018. Management concluded that none of the fixed-maturity securities or equity securities with unrealized losses at December 31, 2017 experienced an other-than-temporary impairment.

Other expenses
Other expenses for the full year of 2018 were comprised primarily of costs related to the new corporate headquarters development project. Other expenses for the full year of 2017 were comprised primarily of costs related to the Company's secondary common stock offering, which occurred during the second quarter of 2017.
Income tax expense
Our effective tax rate for the year ended December 31, 2018 was approximately 16.5% compared to 35.4% for the year ended December 31, 2017. The decrease in the effective tax rate was principally due to the TCJA, which lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. In the fourth quarter of 2017, as a result of the TCJA enactment, we re-measured our deferred tax balances to reflect the lower rate as required by applicable accounting standards. The re-measurement resulted in an increase to our tax expense of $1.9 million for the year ended December 31, 2017. In addition, the effective tax rates for the year ended December 31, 2018 and 2017 reflected tax benefits from stock options exercised and the recognition of tax benefits related to tax-exempt interest income from municipal bonds.
Return on equity
Our return on equity was 13.5% for the year ended December 31, 2018 compared to 11.1% for the year ended December 31, 2017. Operating return on equity was 15.4% for the full year of 2018, an increase from 11.9% for the full year of 2017. The increase in the operating return on equity was due to a number of factors, including growth in the business year over year and the lower income tax rate resulting from the TCJA. Return on equity for the year ended December 31, 2018 was negatively impacted by unrealized losses on equity securities, net of taxes, recorded in accordance with the new accounting standard adopted in the beginning of 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	Change	Percent

Gross written premiums	$223,191	$188,478	$34,713	18.4%
Ceded written premiums	(33,719)	(21,214)	(12,505)	58.9%
Net written premiums	$189,472	$167,264	$22,208	13.3%

Net earned premiums	$176,053	$133,816	$42,237	31.6%
Losses and loss adjustment expenses	103,680	70,961	32,719	46.1%
Underwriting, acquisition, and insurance expenses	44,146	28,551	15,595	54.6%
Underwriting income (1)	28,227	34,304	(6,077)	(17.7)%
Other expenses, net	(426)	(2,431)	2,005	(82.5)%
Net investment income	10,569	7,487	3,082	41.2%
Net realized investment gains	151	176	(25)	(14.2)%
Income before taxes	38,521	39,536	(1,015)	(2.6)%
Income tax expense	13,620	13,369	251	1.9%
Net income	$24,901	$26,167	$(1,266)	(4.8)%

Return on equity	11.1%	16.2%
Operating return on equity (2)	11.9%	16.1%

Loss ratio	58.9%	53.0%
Expense ratio	25.1%	21.3%
Combined ratio	84.0%	74.3%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is net operating earnings, a non-GAAP financial measure, expressed as a percentage of average beginning and ending stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net income was $24.9 million for the year ended December 31, 2017 compared to $26.2 million for the year ended December 31, 2016, a decrease of $1.3 million, or 4.8%. Our underwriting income was $28.2 million for the year ended December 31, 2017 compared to $34.3 million for the year ended December 31, 2016, a decrease of $6.1 million, or 17.7%. The corresponding combined ratio was 84.0% for the year ended December 31, 2017 compared to 74.3% for the year ended December 31, 2016. As previously discussed, the MLQS was not renewed for the 2017 calendar year. Excluding the effect of the 2016 MLQS, underwriting income was $35.0 million and the corresponding adjusted combined ratio was 76.8% for the year ended December 31, 2016. The decrease in our underwriting income, excluding the effect of the 2016 MLQS, was attributable to higher losses incurred from catastrophes and lower favorable development of reserves from prior accident years, offset in part by an increase in net earned premiums in 2017.

Premiums
Gross written premiums were $223.2 million for the year ended December 31, 2017 compared to $188.5 million for the year ended December 31, 2016, an increase of $34.7 million, or 18.4%. Premium growth in 2017 was due to an increase in the number of policies written, offset in part by a decrease in the average premium per policy. The average premium per policy written by us was $8,200 in 2017 compared to $8,800 in 2016. The changes in gross written premiums were most notable in the following lines of business:

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
Net earned premiums were $176.1 million for the year ended December 31, 2017 compared to $133.8 million for the year ended December 31, 2016, an increase of $42.2 million, or 31.6%. The increase was due to higher written premiums in 2017 compared to 2016 and from the non-renewal of the MLQS in 2017. Excluding the effects of the MLQS, net earned premiums were $150.8 million for the year ended December 31, 2016 a year-over-year increase of $25.2 million, or 16.7%.
Loss ratio
Our loss ratio was 58.9% for the year ended December 31, 2017 compared to 53.0% for the year ended December 31, 2016.Excluding the effects of the MLQS, our adjusted loss ratio was 50.0% for the year ended December 31, 2016. The increase in the loss ratio for the year ended December 31, 2017 was due to higher catastrophe losses, net of reinsurance, of $9.0 million, primarily from Hurricanes Harvey and Irma and lower favorable development of reserves from prior accident years.

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
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	Change

Interest from fixed-maturity securities	$9,852	$7,839	$2,013
Dividends on equity securities	1,041	442	599
Other	678	93	585
Gross investment income	11,571	8,374	3,197
Investment expenses	(1,002)	(887)	(115)
Net investment income	10,569	7,487	3,082
Net capital gains	151	452	(301)
Other-than temporary losses	—	(276)	276
Net realized investment gains	151	176	(25)
Total	$10,720	$7,663	$3,057
The weighted average duration of our fixed income portfolio, including cash equivalents, was 3.9 years at December 31, 2017 and 3.7 years at December 31, 2016. Our investment portfolio had a gross return of 2.4% as of December 31, 2017, compared to 2.2% as of December 31, 2016.
We perform quarterly reviews of all securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from fixed-maturity securities or equity securities with unrealized losses for the year ended December 31, 2017. We recognized an impairment loss of $0.3 million on our foreign market ETF for the year ended December 31, 2016. The impairment was based on our assessment of the security's prospect of recovery in the near term. Management concluded that none of the fixed-maturity securities with an unrealized loss at December 31, 2016 experienced an other-than-temporary impairment.

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
Return on equity
Our return on equity and operating return on equity was 11.1% and 11.9%, respectively, for the year ended December 31, 2017 compared to 16.2% and 16.1% for the year ended December 31, 2016. The decrease is primarily the result of higher average equity attributable to the additional equity raised in the IPO and lower net income.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2019 without regulatory approval is $34.0 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $11.5 million of dividends to us during 2018. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2018, our holding company had $10.0 million in cash and investments, compared to $1.5 million as of December 31, 2017.
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
Our cash flows for the years ended December 31, 2018, 2017 and 2016 were:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$103,980	$77,398	$73,741
Investing activities	(106,540)	(42,432)	(88,144)
Financing activities	(4,098)	(3,971)	40,611
Change in cash and cash equivalents	$(6,658)	$30,995	$26,208
We have generated positive operating cash flow in each of the last three years. The fluctuation of cash provided by operating activities in 2018, 2017 and 2016 was due primarily to the timing of premium received, claim payments and reinsurance balances. Cash flows from operations in each of the past three years were used to fund investing activities and to pay dividends.
Net cash used in investing activities increased by $64.1 million in 2018 from 2017. Net cash used in investing activities during the year ended December 31, 2018 reflected higher purchases of fixed-maturity securities, particularly other asset-backed securities and, to a lesser extent, corporate bonds and residential and commercial mortgage obligations. This was offset in part by lower purchases of equity securities during 2018, largely ETFs. Net cash used by investing activities decreased by $45.7 million in 2017 from 2016. Net cash used in investing activities for the year ended December 31, 2017 reflected lower purchases of fixed-maturity securities. During 2017, we were selective in our purchases of fixed income securities given current bond valuations, and held a significant portion of excess funds in cash equivalents. This was offset in part by higher purchases of equity securities during 2017, including $19.9 million of preferred stock.
For the year ended December 31, 2018, net cash used in financing activities was $4.1 million and reflected dividends paid of $0.28 per common share, or $5.9 million in the aggregate. During 2018, we received proceeds of $1.8 million from the exercise of vested stock options. For the year ended December 31, 2017, net cash used in financing activities was $4.0 million and reflected dividends paid of $0.24 per common share, or $5.0 million in the aggregate. During 2017, we received proceeds of $1.1 million from the exercise of vested stock options. For the year ended December 31, 2016, net cash provided by financing activities was $40.6 million and included proceeds from the IPO of $72.8 million, of which $40 million was contributed to our insurance subsidiary, Kinsale Insurance, and $30 million was used to paydown our debt facility. In addition, we paid dividends of $0.10 per common share, or $2.1 million in the aggregate.
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
On December 8, 2016, we made a voluntary prepayment to PrivateBank of $27.7 million, the total amount outstanding under the Credit Agreement. As a result of the prepayment, the Credit Agreement was terminated early in accordance with the terms of the Credit Agreement.
There were no credit agreements outstanding at December 31, 2018 or December 31, 2017.
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
For the year ended December 31, 2018, property insurance represented 8.2% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk. We use computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2018, we purchased catastrophe reinsurance coverage of $45 million per event in excess of our $5 million per event retention.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for amounts considered uncollectible. At December 31, 2018, there was no allowance for uncollectible reinsurance. As of December 31, 2018, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2018, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 92.7% of the total balance.
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

Contractual obligations and commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2018:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$369,152	$73,711	$128,432	$71,638	$95,371
Operating lease obligations	775	545	230	—	—
Total	$369,927	$74,256	$128,662	$71,638	$95,371
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses totaled $56.8 million at December 31, 2018.
Financial Condition
Stockholders' equity
At December 31, 2018, total stockholders' equity was $264.0 million and tangible stockholders' equity was $261.2 million, compared to total stockholders' equity of $238.2 million and tangible stockholders' equity of $235.4 million at December 31, 2017. The increase in both total and tangible stockholders' equity was primarily due to net income earned for the year ended December 31, 2018. The increase was offset in part by dividends paid during 2018 and unrealized losses related to available-for-sale securities, net of taxes. At December 31, 2016, our total stockholders' equity was $210.2 million and tangible stockholders' equity was $207.9 million. The increase in both total and tangible stockholders' equity was primarily due to net income earned for the year ended December 31, 2017 and the increase in unrealized gains related to available-for-sale securities, net of taxes. The increase was offset in part by dividends paid during 2017.
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

Stockholders' equity at December 31, 2018, 2017 and 2016, reconciles to tangible stockholders' equity as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Stockholders' equity	$263,986	$238,189	$210,214
Less: Intangible assets, net of deferred taxes	2,795	2,795	2,300
Tangible stockholders' equity	$261,191	$235,394	$207,914
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
Equity-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), became effective. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832. On July 27, 2016, the Board of Directors approved, and we granted, 1,036,916 stock options with an exercise price equal to the IPO price of $16.00 per share. The stock options have a maximum contractual term of 10 years, and vest in 4 equal annual installments following the date of the grant.
During 2018, 94,270 shares of restricted stock awards were granted under the 2016 Incentive Plan to the Company’s employees and non-employee directors. The restricted stock had a weighted average fair value on the date of grant of $52.99 per share and vest over a term of 1 to 4 years.
On January 1, 2019, the Board of Directors granted 7,020 shares of restricted stock under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $55.56 per share and will vest over a 1 year period.
Dividend declarations
On February 12, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on March 15, 2018 to all stockholders of record on February 28, 2018.
On May 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on June 15, 2018 to all stockholders of record on June 4, 2018.
On August 9, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on September 14, 2018 to all stockholders of record on August 31, 2018.
On November 14, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on December 14, 2018 to all stockholders of record on November 30, 2018.
On February 14, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend is payable on March 14, 2019 to all stockholders of record on February 28, 2019.
Investment portfolio
At December 31, 2018, our cash and invested assets of $643.1 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At December 31, 2018, the majority of the investment portfolio was comprised of fixed-maturity securities of $510.3 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2018, we also held $75.1 million of cash and cash equivalents and $57.7 million of equity securities, which are comprised of ETFs and non-redeemable preferred stock. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.9 years and an average rating of "AA" at December 31, 2018.

Our investment portfolio, excluding cash equivalents, had a gross return of 3.0% as of December 31, 2018, compared to 2.4% as of December 31, 2017.
At December 31, 2018, the amortized cost and fair value of our investments were as follows:

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$611	0.1%
Obligations of states, municipalities and political subdivisions	153,884	154,600	27.2%
Corporate and other securities	97,889	96,752	17.0%
Asset-backed securities	151,137	149,867	26.4%
Residential mortgage-backed securities	110,717	108,421	19.1%
Total fixed maturities	514,237	510,251	89.8%

Equity securities:
Exchange traded funds	35,065	38,987	6.9%
Nonredeemable preferred stock	20,986	18,724	3.3%
Total equity securities	56,051	57,711	10.2%
Total investments	$570,288	$567,962	100.0%
The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$133,028	26.1%
AA	199,026	39.0%
A	108,972	21.3%
BBB	61,037	12.0%
Below BBB	8,188	1.6%
Total	$510,251	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2018, were as follows:

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$10,283	$10,252	2.0%
Due after one year through five years	67,670	67,426	13.2%
Due after five years through ten years	55,725	56,235	11.0%
Due after ten years	118,705	118,050	23.1%
Asset-backed securities	151,137	149,867	29.4%
Residential mortgage-backed securities	110,717	108,421	21.3%
Total fixed maturities	$514,237	$510,251	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $6.9 million at December 31, 2018 compared to $7.1 million at December 31, 2017.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2018.

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
Net income for the years ended December 31, 2018, 2017 and 2016, reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2018	2017	2016

Net income	$33,787	$24,901	$26,167
Income tax expense	6,693	13,620	13,369
Income before taxes	40,480	38,521	39,536
Other expenses	168	429	2,567
Net investment income	(15,688)	(10,569)	(7,487)
Net unrealized losses on equity securities	6,555	—	—
Net realized investment gains	(281)	(151)	(176)
Other income	(12)	(3)	(136)
Underwriting income	$31,222	$28,227	$34,304
Reconciliation of net operating earnings
Net operating earnings excludes the impact of realized investment gains and losses and unrealized gains and losses on equity securities, as well as the earnings impact of the deferred tax revaluation recognized resulting from the enactment of the TCJA in December 2017. Management believes the exclusion of these items provides a more useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.

Net income for the years ended December 31, 2018, 2017, and 2016 reconcile to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2018	2017	2016

Net income	$33,787	$24,901	$26,167
Net unrealized losses on equity securities, after taxes	5,178	—	—
Net realized gains on investments, after taxes	(222)	(98)	(114)
TCJA charge	—	1,915	—
Net operating earnings:	$38,743	$26,718	$26,053

Operating return on equity:
Average equity (1)	$251,088	$224,202	$161,833
Return on equity (2)	13.5%	11.1%	16.2%
Operating return on equity (3)	15.4%	11.9%	16.1%
(1) Computed by adding the total equity as of the date indicated to the prior year-end total and dividing by two.
(2) Return on equity represents net income expressed as a percentage of average beginning and ending stockholders’ equity during the period.
(3) Operating return on equity is net operating earnings expressed as a percentage of average beginning and ending stockholders’ equity during the period.
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

We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2018 were $369.2 million, and of this amount, 82.2% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2018 were $313.8 million, and of this amount, 82.3% related to IBNR. A 5% change in net IBNR reserves at December 31, 2018 would equate to an $12.9 million change in the reserve for losses and loss adjustment expenses at such date, as well as $10.2 million change in net income, a 3.9% change in stockholders' equity and a 3.9% change in tangible equity, in each case at or for the year ended December 31, 2018.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2018 and 2017:

	December 31, 2018
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$65,660	17.8%	$55,383	17.7%
IBNR	303,492	82.2	258,380	82.3
Total	$369,152	100.0%	$313,763	100.0%

	December 31, 2017
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$59,246	18.8%	$50,665	18.9%
IBNR	256,471	81.2	216,828	81.1
Total	$315,717	100.0%	$267,493	100.0%
Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses. During the life cycle of a particular claim, as more information becomes available, we may revise our estimate of the ultimate value of the claim either upward or downward. The amount of the individual claim reserve is based on the most recent information available.
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
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Chief Actuary. In establishing the actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for our statutory lines of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. During each quarter, the Reserve Committee reviews the emergence of actual losses relative to expectations by line of business to assess whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for those product lines. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
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
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2018. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2018		Potential Impact on 2018
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders' Equity
	($ in thousands)
Sample increases	2018	10.0%	$135,078	$120,960	$(13,508)	$(10,671)
	2017	5.0%	108,127	79,067	(5,406)	(4,271)
	2016	2.5%	70,742	49,184	(1,762)	(1,392)
	Prior	2.5%		31,324	(783)	(619)

Sample decreases	2018	(10.0)%	135,078	120,960	13,508	10,671
	2017	(5.0)%	108,127	79,067	5,406	4,271
	2016	(2.5)%	70,472	49,184	1,762	1,392
	Prior	(2.5)%		31,324	783	619
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
During the year ended December 31, 2018, our net incurred losses for accident years 2017 and prior developed favorably by $7.0 million. This favorable development included $6.8 million for the 2017 accident year and $3.8 million for the 2016 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $3.6 million for accident years 2015 and prior. The unfavorable development was primarily attributable to claims on the other liability occurrence statutory line of business.
During the year ended December 31, 2017, our net incurred losses for accident years 2016 and prior developed favorably by $11.3 million. This favorable development included $9.4 million for the 2016 accident year, $4.2 million for the 2015 accident year and $1.8 million for accident year 2014. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $2.1 million for the 2013 accident year, $1.3 million for the 2012 accident year and $0.7 million for the 2011 accident year. The unfavorable development was primarily attributable to claims on the other liability occurrence statutory line of business.

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
Investments
Fair value measurements
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
Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment manager from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment manager. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2018, including (1) obtaining and reviewing the internal control report from our investment manager that obtain fair values from third party pricing services, (2) discussing with our investment manager their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment manager and monitoring changes in unrealized gains and losses at the individual security level.
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
Impairment
Under current accounting guidance, changes in the fair value of investments classified as available-for-sale are not recognized as income during the period, but rather are recognized as a separate component of stockholders’ equity until realized. Prior to the adoption of ASU 2016-01, our investments in fixed maturities and equity securities were classified as available-for-sale and reported at fair value. ASU 2016-01 eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. On a quarterly basis, we review all available-for-sale securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value is deemed to be other-than-temporary. The determination that an investment has incurred an other-than-temporary loss in value requires judgment, and we consider a number factors in completing our impairment review, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For fixed maturities, we consider whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, or have the ability to recover all amounts outstanding when contractually due. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment and, we consider our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
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
When assessing whether we intend to sell a fixed-maturity security, or if it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio and potential sales of investments to meet cash flow needs. The day-to-day management of our investment portfolio is outsourced to a third-party investment manager. For securities with unrealized losses, our investment manager may believe that the preferred course of action is to hold those securities until such losses are recovered. However, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Our investment manager notifies us of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Our investment manager is also required to notify us of, and receive approval for, any other-than-temporary impairments it has identified. For the year ended December 31, 2018, there were no other-than-temporary impairments recognized. See Note 2 of the notes to the consolidated financial statements for further discussion regarding our investments.
Deferred income taxes
We record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to loss reserves and unearned premium reserves. Our deferred tax liabilities result primarily from deferred acquisition costs, the transition adjustment for loss reserve discounting, resulting from the enactment of the TCJA, and unrealized gains in the investment portfolio. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 6 of the notes to the consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.

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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, we believe all of our recoverables are collectible and, therefore, no allowance for uncollectible reinsurance was provided for at December 31, 2018.
Recent Accounting Pronouncements
Refer to Note 1 – "Summary of significant accounting policies" of the Notes to Consolidated Financial Statements for further discussion.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2018, our fixed-maturity portfolio, excluding cash equivalents, had an average rating of "AA-," with approximately 86.4% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2018, approximately 1.6% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 3.9 years as of December 31, 2018.

We had fixed-maturity securities with a fair value of $510.3 million at December 31, 2018 and $425.2 million at December 31, 2017 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities to selected hypothetical changes in interest rates as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$468,275	$(41,976)	(8.2)%	$387,646	$(37,545)	(8.8)%
100 basis points increase	$488,855	$(21,396)	(4.2)%	$406,036	$(19,155)	(4.5)%
No change	$510,251	$—	—%	$425,191	$—	—%
100 basis points decrease	$531,291	$21,040	4.1%	$443,836	$18,645	4.4%
200 basis points decrease	$550,441	$40,190	7.9%	$460,394	$35,203	8.3%
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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2018, approximately 9.0% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in equity securities. Our equity securities are comprised of exchange traded funds and nonredeemable preferred stock. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I, II and V (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Richmond, Virginia
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognizing changes in unrealized gains and losses in fair value of equity investments in 2018 due to the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Richmond, Virginia
February 28, 2019

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $514,237 in 2018; $422,255 in 2017)	$510,251	$425,191
Equity securities, at fair value (cost: $56,051 in 2018; $45,916 in 2017)	57,711	54,132
Total investments	567,962	479,323
Cash and cash equivalents	75,089	81,747
Investment income due and accrued	3,783	3,077
Premiums receivable, net	24,253	19,787
Reinsurance recoverables	56,788	49,593
Ceded unearned premiums	16,072	13,858
Deferred policy acquisition costs, net of ceding commissions	14,801	11,775
Intangible assets	3,538	3,538
Deferred income tax asset, net	7,176	2,492
Other assets	3,601	2,659
Total assets	$773,063	$667,849
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$369,152	$315,717
Unearned premiums	128,250	103,110
Payable to reinsurers	4,565	3,226
Accounts payable and accrued expenses	7,090	6,519
Other liabilities	20	1,088
Total liabilities	509,077	429,660
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,241,504 shares issued and outstanding as of December 31, 2018; 21,036,087 shares issued and outstanding as of December 31, 2017	212	210
Additional paid-in capital	158,485	155,082
Retained earnings	106,545	73,502
Accumulated other comprehensive (loss) income	(1,256)	9,395
Stockholders’ equity	263,986	238,189
Total liabilities and stockholders’ equity	$773,063	$667,849
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Revenues:
Gross written premiums	$275,538	$223,191	$188,478
Ceded written premiums	(39,924)	(33,719)	(21,214)
Net written premiums	235,614	189,472	167,264
Change in unearned premiums	(22,926)	(13,419)	(33,448)
Net earned premiums	212,688	176,053	133,816
Net investment income	15,688	10,569	7,487
Net unrealized losses on equity securities	(6,555)	—	—
Net realized investment gains, excluding other-than-temporary impairment losses	281	151	452
Other-than-temporary impairment losses	—	—	(276)
Other income	12	3	136
Total revenues	222,114	186,776	141,615
Expenses:
Losses and loss adjustment expenses	128,041	103,680	70,961
Underwriting, acquisition and insurance expenses	53,425	44,146	28,551
Other expenses	168	429	2,567
Total expenses	181,634	148,255	102,079
Income before income taxes	40,480	38,521	39,536
Income tax expense	6,693	13,620	13,369
Net income	33,787	24,901	26,167
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes of $(1,453) in 2018, $3,047 in 2017, and $(344) in 2016	(5,469)	6,384	(640)
Total comprehensive income	$28,318	$31,285	$25,527

Earnings per share - Basic:
Common stock	$1.60	$1.19	$0.57
Class A common stock	$—	$—	$0.98
Class B common stock	$—	$—	$0.48
Earnings per share - Diluted:
Common stock	$1.56	$1.16	$0.56
Class A common stock	$—	$—	$0.98
Class B common stock	$—	$—	$0.46
Weighted-average common shares outstanding - Basic:
Common stock	21,090	20,992	20,841
Class A common stock	—	—	13,844
Class B common stock	—	—	1,574
Weighted-average common shares outstanding - Diluted:
Common stock	21,685	21,498	21,073
Class A common stock	—	—	13,844
Class B common stock	—	—	1,644
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Class A Common Stock (1)	Class B Common Stock (1)	Common Stock (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2015	$1	$—	$—	$80,229	$29,570	$3,651	$113,451
Reclassification of capital structure	(1)	—	160	(159)	—	—	—
Common stock issuance, net of transaction costs	—	—	50	72,791	—	—	72,841
Stock-based compensation	—	—	—	492	—	—	492
Dividends declared and paid	—	—	—	—	(2,097)	—	(2,097)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(640)	(640)
Net income	—	—	—	—	26,167	—	26,167
Balance at December 31, 2016	—	—	210	153,353	53,640	3,011	210,214
Issuance of common stock under stock-based compensation plan	—	—	—	1,077	—	—	1,077
Stock-based compensation	—	—	—	652	—	—	652
Dividends declared and paid	—	—	—	—	(5,039)	—	(5,039)
Other comprehensive income, net of income taxes	—	—	—	—	—	6,384	6,384
Net income	—	—	—	—	24,901	—	24,901
Balance at December 31, 2017	—	—	210	155,082	73,502	9,395	238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	—	6,490	(6,490)	—
Balance at January 1, 2018, as adjusted	—	—	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	—	—	2	1,806	—	—	1,808
Stock-based compensation	—	—	—	1,597	—	—	1,597
Dividends declared	—	—	—	—	(5,926)	—	(5,926)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(5,469)	(5,469)
Net income	—	—	—	—	33,787	—	33,787
Balance at December 31, 2018	$—	$—	$212	$158,485	$106,545	$(1,256)	$263,986
(1) - See Note 9, "Stockholders' equity," for the schedule of changes in shares of common stock and the related discussion.

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities:
Net income	$33,787	$24,901	$26,167
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized losses on equity securities	6,555	—	—
Net realized investment gains	(281)	(151)	(176)
Deferred tax (benefit) expense	(3,230)	1,065	561
Depreciation and amortization	631	515	636
Stock compensation expense	1,597	652	492
Change in operating assets and liabilities:
Investment income due and accrued	(706)	(784)	(449)
Premiums receivable, net	(4,466)	(2,803)	(1,434)
Reserves for unpaid loss and loss adjustment expenses	53,435	50,916	45,172
Unearned premiums	25,140	13,766	7,631
Reinsurance balances, net	(8,070)	28,081	54,788
Funds held for reinsurers	—	(36,497)	(50,709)
Deferred policy acquisition costs	(3,026)	(1,625)	(11,846)
Income taxes payable	18	(922)	(482)
Accounts payable and accrued expenses	464	(2,299)	1,342
Other	2,132	2,583	2,048
Net cash provided by operating activities	103,980	77,398	73,741
Investing activities:
Purchase of property and equipment	(1,273)	(179)	(565)
Change in short-term investments, net	—	—	2,299
Purchases – fixed-maturity securities	(194,989)	(111,580)	(149,572)
Purchases – equity securities	(12,656)	(31,608)	(2,442)
Sales – fixed-maturity securities	10,427	12,040	13,541
Sales – equity securities	2,429	—	—
Maturities and calls – fixed-maturity securities	89,522	88,895	48,595
Net cash used in investing activities	(106,540)	(42,432)	(88,144)
Financing activities:
Common stock issued, net of transaction costs	—	—	72,841
Common stock issued, stock options exercised	1,808	1,077	—
Repayment of note payable	—	—	(30,000)
Dividends paid	(5,906)	(5,039)	(2,097)
Payments on capital lease	—	(9)	(133)
Net cash (used in) provided by financing activities	(4,098)	(3,971)	40,611
Net change in cash and cash equivalents	(6,658)	30,995	26,208
Cash and cash equivalents at beginning of year	81,747	50,752	24,544
Cash and cash equivalents at end of year	$75,089	$81,747	$50,752
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
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase. There were no short-term investments at December 31, 2018 or December 31, 2017.
Fixed-maturity and equity securities
Fixed-maturity securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive income and stockholders’ equity, net of deferred income taxes.
Equity securities are reported at fair value. Prior to the adoption of new accounting guidance effective January 1, 2018, equity securities were classified as available-for-sale and, similar to fixed-maturity securities, unrealized gains and losses were recorded as a separate component of comprehensive income and stockholders’ equity, net of deferred income taxes. In accordance with new accounting guidance, the available-for-sale classification was eliminated for equity securities and changes in unrealized gains and losses in fair value of these investments are recognized in net income. For a more detailed discussion of the new accounting guidance, see "Recently adopted accounting pronouncements," below. Prior periods have not been restated to conform to the current presentation.
The Company regularly evaluates its available-for-sale securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. See Note 2 for further discussion of other-than-temporary impairments ("OTTI").
Interest on fixed-maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities. Dividends on equity securities are included in earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the trade date.
Reinsurance
Reinsurance premiums, commissions, and ceded unearned premiums on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives ceding commissions in accordance with certain reinsurance treaties. The ceding commissions are capitalized and amortized as a reduction of underwriting, acquisition and insurance expenses.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for doubtful accounts of $2.6 million and $2.1 million at December 31, 2018 and 2017, respectively, and believes that all other amounts due are collectible.
Deferred policy acquisition costs, net of ceding commissions
The Company defers commissions, net of ceding commissions, and certain other costs that are directly related to the successful acquisition of insurance contracts. All eligible costs are capitalized and charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover the related costs and expenses, referred to as a premium deficiency, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.
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
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets, which arose from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2018, 2017, or 2016. In addition, as of December 31, 2018, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2018 and 2017 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
Revenue recognition
Premiums are recognized as revenue ratably over the term of the insurance contracts, net of ceded reinsurance. Unearned premiums are calculated on a daily pro rata basis.
Income taxes
Deferred income tax assets and liabilities are determined based on the difference between the recorded amounts and the tax bases of assets and liabilities, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when it is more likely than not that some portion, or all, of the deferred tax assets will not be realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts.
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
The following was considered in the estimation of fair value for each class of financial instruments for which it was practicable to estimate that value. The Company’s investment manager uses independent pricing vendors to estimate the fair value of fixed-maturity securities and the Company’s management reviews these prices for reasonableness. U.S. Treasury Securities that have quoted prices in active markets are included in the amounts disclosed as Level 1. For other fixed-maturity securities, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these fixed-maturity investments are included in the amounts disclosed as Level 2. For those bonds where significant inputs are unobservable, Level 3 inputs, the Company's investment manager obtains valuations from pricing vendors using the market approach and income approach valuation techniques.
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
Recently adopted accounting pronouncements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which eliminated the available-for-sale classification for equity investments, required changes in unrealized gains and losses in fair value of equity investments to be recognized in net income, required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. Effective January 1, 2018, the Company adopted this ASU and recorded a cumulative-effect adjustment, which reclassified unrealized gains of $6.5 million, net of $1.7 million of taxes, on equity investments from accumulated other comprehensive income ("AOCI") to retained earnings. Prior periods have not been restated to conform to the current presentation.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use ("ROU") asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of 12 months or less. The lessee’s income statement treatment for leases will vary depending on the nature and classification of the lease. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, and will therefore be effective for the Company beginning January 1, 2019.
For transition purposes, the Company will elect the package of practical expedients permitted under the adoption of the new standard, which will allow the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. This election will keep the existing agreements as operating leases. The Company will also elect the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component. In addition, the Company has implemented the necessary internal controls relating to the adoption of the standard.
The Company has a limited number of leases subject to the new standard and does not anticipate the standard will have a material effect on our consolidated financial statements. While the Company continues to assess the impact of the new standard as of the effective date of January 1, 2019, we expect the adoption of the standard to result in the recognition of a ROU asset and corresponding lease liability of approximately $0.9 million. The Company will use the modified retrospective transition method through a cumulative-effect adjustment as of the beginning of the fiscal year of adoption.
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

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments:

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$2	$(1)	$611
Obligations of states, municipalities and political subdivisions	153,884	2,010	(1,294)	154,600
Corporate and other securities	97,889	264	(1,401)	96,752
Asset-backed securities	151,137	252	(1,522)	149,867
Residential mortgage-backed securities	110,717	354	(2,650)	108,421
Total available-for-sale investments	$514,237	$2,882	$(6,868)	$510,251

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,108	$4	$(14)	$9,098
Obligations of states, municipalities and political subdivisions	161,012	3,726	(412)	164,326
Corporate and other securities	71,224	579	(172)	71,631
Asset-backed securities	95,223	405	(268)	95,360
Residential mortgage-backed securities	85,688	466	(1,378)	84,776
Total fixed maturities	422,255	5,180	(2,244)	425,191

Equity securities:
Exchange traded funds	26,041	8,339	—	34,380
Nonredeemable preferred stock	19,875	108	(231)	19,752
Total equity securities	45,916	8,447	(231)	54,132
Total available-for-sale investments	$468,171	$13,627	$(2,475)	$479,323
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
The following tables summarize gross unrealized losses and fair value for available-for-sale securities by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$499	$(1)	$499	$(1)
Obligations of states, municipalities and political subdivisions	42,718	(440)	34,326	(854)	77,044	(1,294)
Corporate and other securities	62,045	(890)	12,092	(511)	74,137	(1,401)
Asset-backed securities	93,247	(1,017)	25,746	(505)	118,993	(1,522)
Residential mortgage-backed securities	24,571	(155)	55,638	(2,495)	80,209	(2,650)
Total available-for-sale investments	$222,581	$(2,502)	$128,301	$(4,366)	$350,882	$(6,868)
At December 31, 2018, the Company held 317 fixed-maturity securities with a total estimated fair value of $350.9 million and gross unrealized losses of $6.9 million. Of those securities, 158 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2018, 86.4% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the year ended December 31, 2018.

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$3,497	$(2)	$5,488	$(12)	$8,985	$(14)
Obligations of states, municipalities and political subdivisions	7,258	(36)	38,143	(376)	45,401	(412)
Corporate and other securities	30,944	(98)	13,444	(74)	44,388	(172)
Asset-backed securities	27,609	(108)	10,706	(160)	38,315	(268)
Residential mortgage-backed securities	9,081	(83)	57,262	(1,295)	66,343	(1,378)
Total fixed maturities	78,389	(327)	125,043	(1,917)	203,432	(2,244)

Equity securities:
Exchange traded funds	130	—	—	—	130	—
Nonredeemable preferred stocks	10,649	(231)	—	—	10,649	(231)
Total equity securities	10,779	(231)	—	—	10,779	(231)
Total available-for-sale investments	$89,168	$(558)	$125,043	$(1,917)	$214,211	$(2,475)
At December 31, 2017, the Company held 195 fixed-maturity securities with a total estimated fair value of $203.4 million and gross unrealized losses of $2.2 million. Of these securities, 126 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2017, 91.1% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. At December 31, 2017, the Company held 13 securities in its equity portfolio with a total estimated fair value of $10.8 million and gross unrealized losses of $0.2 million. None of these securities were in a continuous unrealized loss position for greater than one year. Based on its review, the Company concluded that there were no other-than-temporary impairments from the fixed-maturity or equity securities with unrealized losses at December 31, 2017.
Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2018 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$10,283	$10,252
Due after one year through five years	67,670	67,426
Due after five years through ten years	55,725	56,235
Due after ten years	118,705	118,050
Asset-backed securities	151,137	149,867
Residential mortgage-backed securities	110,717	108,421
Total fixed maturities	$514,237	$510,251

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest:
Taxable bonds	$9,474	$6,233	$6,031
Municipal bonds (tax exempt)	4,298	3,619	1,808
Cash equivalents and short-term investments	1,017	678	93
Dividends on equity securities	2,014	1,041	442
Gross investment income	16,803	11,571	8,374
Investment expenses	(1,115)	(1,002)	(887)
Net investment income	$15,688	$10,569	$7,487
Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed-maturity securities:
Realized gains	$263	$220	$479
Realized losses	(17)	(69)	(29)
Net realized gains from fixed-maturity securities	246	151	450

Equity securities:
Realized gains	57	—	—
Realized losses	(22)	—	—
Other-than-temporary impairments	—	—	(276)
Net realized gains (losses) from equity securities	35	—	(276)
Short-term securities - realized gain	—	—	2
Net realized investment gains	$281	$151	$176
Change in net unrealized gains (losses) on investments
The change in net unrealized losses for fixed-maturity securities was $6.9 million for the year ended December 31, 2018. The change in net unrealized gains for fixed-maturity securities was $5.2 million for the year ended December 31, 2017. The change in net unrealized losses for fixed-maturity securities was $3.0 million for the year ended December 31, 2016. For the years ended December 31, 2017 and 2016, the changes in net unrealized gains for equity securities were $4.2 million and $2.0 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million and $7.1 million on deposit with state regulatory authorities at December 31, 2018 and 2017, respectively.

Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $1.0 million at December 31, 2017. This payable balance was included in the "other liabilities" line item of the balance sheet and was treated as a non-cash transaction for purposes of cash flow presentation.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from nationally recognized third party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2018 and 2017, including 1) obtaining and reviewing internal control reports from the Company's investment manager that assess fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, by level within the fair value hierarchy.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	$—	$—	$611
Obligations of states, municipalities and political subdivisions	—	154,600	—	154,600
Corporate and other securities	—	96,752	—	96,752
Asset-backed securities	—	149,867	—	149,867
Residential mortgage-backed securities	—	108,421	—	108,421
Total fixed maturities	611	509,640	—	510,251

Equity securities:
Exchange traded funds	38,987	—	—	38,987
Nonredeemable preferred stock	—	18,724	—	18,724
Total equity securities	38,987	18,724	—	57,711
Total	$39,598	$528,364	$—	$567,962

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,098	$—	$—	$9,098
Obligations of states, municipalities and political subdivisions	—	164,326	—	164,326
Corporate and other securities	—	71,631	—	71,631
Asset-backed securities	—	95,360	—	95,360
Residential mortgage-backed securities	—	84,776	—	84,776
Total fixed maturities	9,098	416,093	—	425,191

Equity securities:
Exchange traded funds	34,380	—	—	34,380
Nonredeemable preferred stock	—	19,752	—	19,752
Total equity securities	34,380	19,752	—	54,132
Total	$43,478	$435,845	$—	$479,323
There were no transfers into or out of Level 1 and Level 2 during the years ended December 31, 2018 or 2017. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017.
Due to the relatively short-term nature of cash, cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of year	$11,775	$10,150	$(1,696)
Policy acquisition costs deferred:
Direct commissions	40,546	32,927	28,027
Ceding commissions	(11,239)	(9,984)	(9,213)
Other underwriting and policy acquisition costs	3,141	2,827	2,999
Policy acquisition costs deferred	32,448	25,770	21,813
Amortization of net policy acquisition costs	(29,422)	(24,145)	(9,967)
Balance, end of year	$14,801	$11,775	$10,150
The negative, or liability, balance at the beginning of the calendar year 2016 was due to the effect of deferred ceding commissions related to the MLQS. For the year ended December 31, 2016, the amortization of net policy acquisition costs included the impact of the commutation of the MLQS, which was effective October 1, 2016. The MLQS was not renewed for calendar year 2017 or 2018. See Note 8 for further details regarding the MLQS.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$36,885	$31,001	$26,715
Ceding commissions	(10,448)	(9,799)	(20,568)
Other operating expenses	26,988	22,944	22,404
Total	$53,425	$44,146	$28,551
Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $19.7 million, $17.7 million and $18.7 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, KCGI collects from or refunds to its subsidiaries the amount of taxes determined as if KCGI and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2015.

Income tax expense includes the following components for the years ending December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current federal income tax expense	$9,923	$12,555	$12,808
Deferred federal income tax expense (benefit)	(3,230)	1,065	561
Income tax expense	$6,693	$13,620	$13,369
The Company paid $9.9 million, $13.5 million and $13.3 million in federal income taxes during the years ended December 31, 2018, 2017 and 2016, respectively. Current income taxes receivable was $0.8 million at December 31, 2018 and December 31, 2017, and included in "other assets" in the accompanying consolidated balance sheets.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018, and modifying the manner in which property and casualty insurance loss reserves are computed for federal income tax purposes. In computing its taxable income, the Company records a deduction for unpaid losses and loss adjustment expenses. The deduction is discounted using interest rates and loss payment patterns prescribed by the U.S. Treasury. The TCJA changed the prescribed interest rates, which are now based on corporate bond yield curves, and extended the applicable time periods for the loss payment pattern period for long-tailed lines of business. The changes were effective for tax years beginning after 2017 with a transition rule that spread the adjustments related to pre-effective-date losses and loss adjustment expenses over the next eight years beginning in 2018.
During 2017, the Company measured its deferred tax assets and liabilities using enacted tax rates applicable in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $1.9 million increase in income tax expense and a corresponding decrease in net deferred tax assets as of the enactment date.
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. At the time of enactment, the application and interpretation of certain elements of the legislation were not specified, particularly as they related to the loss payment patterns and the corporate bond yield curve used to compute discounted loss reserves. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with SAB 118, the Company recognized the provisional tax impacts of $3.5 million related to the transition adjustment for loss reserve discounting, which were included as components of deferred tax assets and liabilities as part of its consolidated financial statements for the year ended December 31, 2017. During the year ended December 31, 2018, the Company finalized its accounting for the enactment of the TCJA and the provisional amounts decreased by approximately $1.1 million.

The prevailing federal income tax rate was 21% in 2018 and 35% in 2017 and 2016. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Income tax expense at federal income tax rate	$8,501	$13,482	$13,837
Stock options exercised	(918)	(471)	—
Tax-exempt investment income	(672)	(1,064)	(528)
Effect of tax rate change	—	1,915	—
Other	(218)	(242)	60
Total	$6,693	$13,620	$13,369
The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$6,854	$7,001
Unearned premiums	4,711	3,748
Organizational costs	196	230
State operating loss carryforwards	708	645
Allowance for doubtful accounts	551	449
Unrealized losses on fixed-maturity securities	837	—
Other	753	431
Deferred tax assets before allowance	14,610	12,504
Less: valuation allowance	(780)	(690)
Total deferred tax assets	13,830	11,814

Deferred tax liabilities:
Unrealized gains on fixed-maturity securities	—	616
Unrealized gains on equity securities	374	1,759
Deferred policy acquisition costs, net of ceding commissions	3,108	2,473
Intangible assets	743	743
Transition adjustment for loss reserve discount	2,060	3,524
Other	369	207
Total deferred tax liabilities	6,654	9,322
Net deferred tax asset	$7,176	$2,492
At December 31, 2018 and 2017, the Company had state net operating loss carryforwards ("NOLS") of $14.9 million and $13.6 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.

Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2018 and 2017, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2018 and 2017, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2017 was as follows:

December 31, 2017
(in thousands)
Balance at January 1, 2017	$1,003
Deductions for tax positions taken during prior years	(1,003)
Balance at December 31, 2017	$—
The Company recognized the entire remaining uncertain tax position (UTP) of $1.0 million in the third quarter of 2017 due to lapse of the statute of limitations. The recognition of the UTP had no impact on the effective tax rate as it resulted in a decrease of current taxes and an offsetting increase to deferred taxes.
The Company did not have any uncertain tax positions in 2018. Management is not aware of any events that would give rise to any uncertain tax positions.

7.     Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent the Company's estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. Reserves are estimated using individual case-basis valuations of reported claims and statistical analyses. Case reserves are established for individual claims that have been reported to the Company, typically by the Company's insureds or their brokers. Based on the information provided, case reserves are established by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Incurred-but-not-reported ("IBNR") reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to the Company. The incurred Bornhuetter-Ferguson actuarial method ("BF method") is used to arrive at the Company's loss reserve estimates for each line of business. This method estimates the reserves based on the initial expected loss ratio and expected reporting patterns for losses. Because the Company has a limited number of years of loss experience compared to the period over which losses are expected to be reported, the Company uses industry and peer-group data, in addition to its own data, as a basis for selecting its expected reporting patterns.
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

The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2018	2017	2016
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$267,493	$194,602	$124,126
Commutation of MLQS:
2016 MLQS	—	—	9,109
2015 MLQS	—	27,929	—
2014 MLQS	—	—	24,296
Total commutation of MLQS	—	27,929	33,405
Adjusted net reserves for losses and loss adjustment expenses	267,493	222,531	157,531
Incurred losses and loss adjustment expenses:
Current year	135,078	114,960	83,675
Prior year	(7,037)	(11,280)	(12,714)
Total net losses and loss adjustment expenses incurred	128,041	103,680	70,961
Payments:
Current year	14,118	13,792	5,494
Prior year	67,653	44,926	28,396
Total payments	81,771	58,718	33,890
Net reserves for unpaid losses and loss adjustment expenses, end of year	313,763	267,493	194,602
Reinsurance recoverable on unpaid losses	55,389	48,224	70,199
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$369,152	$315,717	$264,801
During the year ended December 31, 2018, our net incurred losses for accident years 2017 and prior developed favorably by $7.0 million. This favorable development included $6.8 million for the 2017 accident year and $3.8 million for accident year 2016. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset by adverse development of $3.6 million for the 2011 through 2015 accident years. The unfavorable development was primarily attributable to claims on the other liability occurrence line of business.
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
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude the commuted MLQS contracts, which would distort development patterns related to those transactions. See Note 8 for further details regarding the commutation of the MLQS. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2010 to December 31, 2017, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2018
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2014	$1,561	$1,344	$1,240	$1,222	$1,217	$—	28
2015		1,394	880	857	872	7	63
2016			4,177	3,392	3,301	31	286
2017				12,473	11,705	115	1,031
2018					11,559	818	611
				Total	$28,654

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
	($ in thousands)
2014	$169	$1,217	$1,217	$1,217	$1,217
2015		584	706	832	865
2016			1,867	3,257	3,265
2017				9,938	11,233
2018					9,132
				Total	25,712
		All outstanding liabilities before 2014, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$2,942

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2018:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
Property	60.2%	38.3%	4.9%	1.9%	—%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									As of December 31, 2018
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2010	$778	$805	$679	$737	$946	$916	$894	$883	$876	$17	14
2011		4,246	3,844	3,646	3,609	3,560	3,374	3,261	3,225	133	76
2012			7,913	5,749	4,205	3,102	2,845	2,477	2,314	368	138
2013				15,238	11,639	9,113	7,917	7,002	6,463	1,007	227
2014					18,847	14,289	11,748	11,217	10,948	1,963	273
2015						18,883	16,777	14,896	13,583	3,375	255
2016							19,170	14,694	14,675	5,031	308
2017								18,116	17,096	9,003	359
2018									22,429	19,175	432
								Total	91,609

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
	($ in thousands)
2010	$—	$79	$368	$393	$862	$859	$859	$859	$859
2011		139	1,037	1,392	2,116	3,044	3,042	3,042	3,065
2012			153	475	877	1,024	1,090	1,882	1,946
2013				499	1,915	4,436	5,070	5,320	5,439
2014					435	1,865	5,039	6,384	8,290
2015						217	4,496	7,562	9,238
2016							1,158	3,015	6,907
2017								340	4,897
2018									507
								Total	41,148
			Liabilities for claims and claim adjustment expenses, net of reinsurance						$50,461

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									As of December 31, 2018
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$843	$771	$531	$460	$458	$404	$406	$429	402	$55	48
2011		5,839	5,940	5,757	7,340	7,613	8,142	8,375	9,023	446	220
2012			16,977	17,436	18,803	20,401	20,579	22,001	22,401	1,753	566
2013				30,616	28,771	28,037	29,039	31,731	33,248	4,594	822
2014					47,805	40,668	38,049	36,678	39,313	9,704	1,122
2015						59,717	51,739	49,122	52,100	17,260	1,253
2016							61,440	55,680	53,549	27,787	1,143
2017								71,126	67,151	47,150	1,116
2018									86,157	75,246	756
								Total	363,344

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
	($ in thousands)
2010	$4	$37	$59	$113	$263	$261	$273	$313	346
2011		207	1,596	2,519	3,788	4,575	6,363	6,868	8,510
2012			757	4,441	7,850	11,238	14,382	16,474	19,383
2013				1,099	4,469	7,957	14,890	21,348	26,715
2014					698	3,081	8,489	17,576	23,771
2015						941	3,161	12,685	28,385
2016							1,099	6,015	17,225
2017								1,581	9,352
2018									2,638
								Total	136,325
			Liabilities for claims and claim adjustment expenses, net of reinsurance						$227,019
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Casualty - claims made	4.0%	19.6%	25.5%	11.0%	21.3%	8.9%	0.9%	0.4%	—%
Casualty - occurrence	2.3%	10.2%	13.5%	19.5%	19.0%	11.2%	7.2%	14.1%	8.3%
Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2018
Net outstanding liabilities
Property	$2,942
Casualty - claims made	50,461
Casualty - occurrence	227,019
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	280,422

Reinsurance recoverable on unpaid claims
Property	1,133
Casualty - claims made	7,617
Casualty - occurrence	46,639
Total reinsurance recoverable on unpaid claims	55,389
Unallocated claims adjustment expenses	33,341
Gross liability for unpaid claims and claim adjustment expense	$369,152
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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Written:
Direct	$275,538	$223,191	$188,440
Assumed	—	—	38
Ceded	(39,924)	(33,719)	(21,214)
Net written	$235,614	$189,472	$167,264

Earned:
Direct	$250,397	$209,426	$180,794
Assumed	—	—	53
Ceded	(37,709)	(33,373)	(47,031)
Net earned	$212,688	$176,053	$133,816
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $25.5 million, $12.2 million and $13.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Multi-line quota share reinsurance
Prior to 2017, the Company participated in a MLQS treaty that transferred a proportion of the risk related to certain lines of business written by its subsidiary, Kinsale Insurance, to reinsurers that received a proportion of the direct written premiums on that business. The Company's MLQS contract also reduced the amount of capital required to support the insurance operations of Kinsale Insurance. Under the terms of the MLQS contract, the Company received a provisional ceding commission and paid a reinsurance margin, as long as the reinsurers were not in a loss position on the contract. The MLQS contract included a sliding scale commission provision that reduced or increased the ceding commission based on the loss experience of the business ceded. Under the contract, the Company was entitled to an additional contingent profit commission up to an amount equal to all of the reinsurers’ profits above the margin based on the underwriting results of the business ceded, upon commutation of the contract. The contracts had a loss ratio cap of 110%, which restricted the Company from ceding any losses in excess of 110% of ceded earned premiums to the reinsurers. The Company maintained a funds-held account for the reinsurers who were a party to the MLQS contracts, which was credited with interest at a rate equal to the 10 year U.S. Treasury rate plus a spread. The funds-held account represented the excess of the ceded written premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. As a result of the initial public offering, the Company terminated and commuted the MLQS contract effective October 1, 2016 and did not renew the MLQS contract for calendar year 2017 or 2018.
Under the terms of the MLQS covering calendar year 2016 (the "2016 MLQS"), the Company ceded 15% of the risk related to certain lines of business written, received a provisional ceding commission equal to 41% of ceded written premiums and paid a reinsurance margin equal to 4.00% of ceded written premium. The 2016 MLQS contract included a sliding scale commission provision that adjusted the ceding commissions within a range of 25% to 41% based on the loss experience of the business ceded.
The following table summarizes the amounts related to the MLQS contracts:

Year Ended December 31, 2016
(in thousands)
Ceded earned premiums	$16,996
Ceded losses and loss adjustment expenses	4,380
Ceding commissions earned	11,936
Reinsurers' margin incurred	$680
Commutations of the MLQS
Effective January 1, 2016, the Company commuted the 2014 MLQS, which reduced reinsurance recoverables on unpaid losses by and receivable from reinsurers by $34.2 million, with a corresponding reduction to funds held for reinsurers. Effective October 1, 2016, the Company terminated and commuted the 2016 MLQS. The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $15.5 million with a corresponding reduction to funds held for reinsurers.
Effective January 1, 2017, the Company commuted the 2015 MLQS. The commutation reduced reinsurance recoverables on unpaid losses and receivable from reinsurers by approximately $36.5 million, with a corresponding reduction to funds held for reinsurers. There were no remaining MLQS contracts outstanding as of January 1, 2017.
Reinsurance balances
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Reinsurance recoverables for unpaid losses were $55.4 million and $48.2 million, at December 31, 2018 and 2017, respectively. Reinsurance recoverables for paid losses were $1.4 million at December 31, 2018 and 2017. Ceded unearned premiums related to reinsurance were $16.1 million and $13.9 million, at December 31, 2018 and 2017, respectively. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance receivables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company has not recorded an allowance for doubtful accounts related to its reinsurance balances at December 31, 2018 and 2017 and believes this to be appropriate after consideration of all currently available information; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2018, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables and ceded unearned premiums less reinsurance payables, from five reinsurers represented 92.7% of the total balance.

9.     Stockholders’ equity
Amendment of Certificate of Incorporation and Reclassification of Common Stock
At January 1, 2016, the Company was authorized to issue 18,333,333 shares of Common Stock, $0.0001 par value per share ("Common Stock"), of which 15,000,000 shares were designated as Class A Common Voting Shares ("Class A Common Stock") and 3,333,333 were designated as Class B Common Non-Voting Shares ("Class B Common Stock"). On July 28, 2016, in connection with the IPO as discussed below, the Company amended and restated its certificate of incorporation to recapitalize the Company’s authorized capital stock to consist of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2018 or December 31, 2017.
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
All shares of Class B Common Stock were reclassified into shares of common stock equal to a conversion ratio of 0.72095061, calculated based on the IPO price of $16.00 per share.
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
Changes in the shares of outstanding common stock were as follows:

	Year Ended December 31,
	2018	2017	2016

Common Stock Outstanding:
Shares at beginning of year	21,036,087	20,968,707	—
Shares issued from stock options	112,952	67,380	—
Shares issued from restricted stock, net	92,465	—	—
Reclassification	—	—	15,968,707
Shares issued from IPO	—	—	5,000,000
Shares at end of year	21,241,504	21,036,087	20,968,707

Class A Common Stock Outstanding:
Shares outstanding at beginning of year	—	—	13,803,183
Share dividend	—	—	8,617,963
Reclassification	—	—	(22,421,146)
Shares outstanding at end of year	—	—	—

Class B Common Stock Outstanding:
Shares outstanding at beginning of year	—	—	1,513,592
Restricted stock grants vested	—	—	270,266
Reclassification	—	—	(1,783,858)
Shares outstanding at end of year	—	—	—
Dividend Declaration
On February 12, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on March 15, 2018 to all stockholders of record on February 28, 2018.
On May 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on June 15, 2018 to all stockholders of record on June 4, 2018.
On August 9, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on September 14, 2018 to all stockholders of record on August 31, 2018.
On November 14, 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. This dividend was paid on December 14, 2018 to all stockholders of record on November 30, 2018.

On February 14, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend is payable on March 14, 2019 to all stockholders of record on February 28, 2019.
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
The Company recognized total equity-based compensation expense of $1.6 million, $0.7 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

A summary of option activity under the employee share option plan as of December 31, 2018, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	930,440	$16.00
Granted	—	—
Forfeited	(13,185)	16.00
Exercised	(112,952)	16.00
Outstanding at December 31, 2018	804,303	$16.00	7.6 years	$31,818
Exercisable at December 31, 2018	339,937	$16.00	7.6 years	$13,448

The total intrinsic value of options exercised was $4.7 million during the year ended December 31, 2018 and $1.5 million during the year ended December 31, 2017. As of December 31, 2018, the Company had $1.0 million of unrecognized share-based compensation expense expected to be charged to earnings over a weighted-average period of 1.6 years.
Restricted Stock Awards
During 2018, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of one to four years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	—	$—
Granted	94,270	$52.99
Vested	—	$—
Forfeited	(1,805)	$53.60
Nonvested outstanding at the end of the period	92,465	$52.98
As of December 31, 2018, the Company had $3.9 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.4 years.
Subsequent Event
The Board of Directors granted 7,020 shares of restricted stock on January 1, 2019 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $55.56 per share and will vest on a straight-line basis over a 1 year period.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Earnings allocable to Common stockholders	$33,787	$24,901	$11,782
Earnings allocable to Class A stockholders	$—	$—	$13,625
Earnings allocable to Class B stockholders	$—	$—	$760

Basic earnings per share:
Common stock	$1.60	$1.19	$0.57
Class A common stock	$—	$—	$0.98
Class B common stock	$—	$—	$0.48

Diluted earnings per share:
Common stock	$1.56	$1.16	$0.56
Class A common stock	$—	$—	$0.98
Class B common stock	$—	$—	$0.46

Basic weighted average shares outstanding:
Common stock	21,090	20,992	20,841
Class A common stock	—	—	13,844
Class B common stock	—	—	1,574

Dilutive effect of shares issued under stock compensation arrangements:
Common stock	595	506	232
Class B common stock - unvested restricted stock grants	—	—	70

Diluted weighted average shares outstanding:
Common stock	21,685	21,498	21,073
Class A common stock	—	—	13,844
Class B common stock	—	—	1,644
There were approximately 86 thousand anti-dilutive stock awards for the year ended December 31, 2018. There were no anti-dilutive stock awards for the years ended December 31, 2017.
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
Basic earnings per share for each class of common stock was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of each respective class of common stock outstanding during the period. Diluted earnings per share attributable to each class of common stock was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding for each respective class of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method. There were no potentially dilutive shares attributable to Class A common stockholders. For purposes of the diluted earnings per share attributable to Class B common stockholders calculation, unvested restricted grants of common stock were considered to be potentially dilutive shares of common stock. There were no material anti-dilutive Class B shares for the year ended December 31, 2016. See Note 9, "Stockholders' Equity," for details regarding changes to the Company’s capital structure on July 28, 2016.

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
There were no credit agreements outstanding at December 31, 2018 or December 31, 2017.
Interest on the term loan accrued daily at a rate equal to the 3-month LIBOR plus a margin. The margin was 2.75% as of December 31, 2016. Total interest expense on the Credit Agreement was $1.3 million for the year ended December 31, 2016. Interest expense was included in "other expenses" on the accompanying statements of income and comprehensive income. Interest paid was $1.0 million for the year ending December 31, 2016.

12.     Commitments and contingencies
The Company has an operating lease for office space, which expires in 2020. In addition, the Company had a capital lease related to a software license that expired in 2017. Expenses associated with these leases totaled $0.3 million in 2018, $0.3 million in 2017, and $0.4 million in 2016.
Minimum future rental payments, excluding taxes, insurance and other operating expenses, under the noncancelable operating leases in effect at December 31, 2018 are as follows (in thousands):

Year ending December 31:
2019	$545
2020	230
Total minimum rental payments	$775
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $1.0 million, $1.0 million and $0.9 million in 2018, 2017 and 2016, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2018	2017	2016
	(in thousands)
Unrealized (losses) gains arising during the period, before income taxes:
Fixed-maturity securities	$(6,664)	$5,371	$(2,798)
Equity securities (1)	—	4,192	1,968
Total unrealized (losses) gains arising during the period, before income taxes	(6,664)	9,563	(830)
Income taxes	1,399	(3,094)	290
Unrealized (losses) gains arising during the period, net of income taxes	(5,265)	6,469	(540)
Less reclassification adjustment:
Net realized investment gains on available-for-sale investments	258	132	154
Income taxes	(54)	(47)	(54)
Reclassification adjustment included in net income	204	85	100
Other comprehensive (loss) income	$(5,469)	$6,384	$(640)
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

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Commercial:
Construction	$50,879	$48,587	$42,234
Small business	44,368	34,896	27,333
Excess casualty	26,450	20,260	17,799
Energy	25,815	22,898	16,157
Product liability	20,049	14,288	10,140
General casualty	17,625	15,865	16,162
Allied health	16,815	10,645	9,344
Professional liability	16,717	12,956	14,212
Life sciences	14,505	12,408	10,897
Commercial property	9,166	5,609	4,835
Management liability	8,161	4,123	2,244
Health care	5,725	6,235	6,594
Environmental	2,924	2,692	1,931
Inland marine	2,046	967	910
Public entity	1,193	1,265	875
Commercial insurance	1,096	816	459
Total commercial	263,534	214,510	182,126
Personal:
Personal insurance	12,004	8,681	6,352
Total personal	12,004	8,681	6,352
Total	$275,538	$223,191	$188,478
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
Public entity underwrites law enforcement professional liability and school board liability.
Commercial insurance underwrites commercial general liability on small accounts, through our wholly-owned broker, Aspera.
Personal insurance writes homeowners coverage on manufactured homes with a catastrophe exposure due to coastal location.
The Company does business with two unaffiliated insurance brokers that generated $32.7 million and $29.4 million of gross written premiums for the year ended December 31, 2018, representing 11.9% and 10.7% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2018.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2018, 2017, and 2016 and for the years then ended are summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Statutory net income	$34,206	$23,841	$22,850
Statutory capital and surplus	233,500	213,833	193,387
Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2018 and 2017, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2019 without prior approval is $34.0 million.

17. Unaudited selected quarterly financial data
The following is a summary of the unaudited quarterly results of operations:

	2018 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$63,847	$69,981	$69,546	$72,164
Total revenues	50,126	54,947	60,137	56,904
Net income	7,287	10,112	11,940	4,448
Comprehensive income	2,431	9,096	9,987	6,804
Earnings per share - basic	$0.35	$0.48	$0.57	$0.21
Earnings per share - diluted	$0.34	$0.47	$0.55	$0.20

	2017 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$52,862	$57,753	$55,633	$56,943
Total revenues	42,687	45,508	47,839	50,742
Net income	6,281	8,495	4,201	5,924
Comprehensive income	7,354	10,669	5,840	7,422
Earnings per share - basic	$0.30	$0.41	$0.20	$0.28
Earnings per share - diluted	$0.29	$0.40	$0.20	$0.27
Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$611	$611
Obligations of states, municipalities and political subdivisions	153,884	154,600	154,600
Corporate and other securities	97,889	96,752	96,752
Asset-backed securities	151,137	149,867	149,867
Residential mortgage-backed securities	110,717	108,421	108,421
Total fixed maturities	514,237	510,251	510,251

Equity securities:
Common stock-exchange traded funds	35,065	38,987	38,987
Nonredeemable preferred stock	20,986	18,724	18,724
Total equity securities	56,051	57,711	57,711
Total investments	$570,288	$567,962	$567,962

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets
Cash and cash equivalents	$10,016	$1,502
Due from subsidiaries	1,001	665
Investment in subsidiaries	251,591	235,091
Deferred tax assets	369	198
Income taxes recoverable	787	805
Other assets	549	164
Total assets	$264,313	$238,425

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$308	$236
Other liabilities	19	—
Total liabilities	327	236

Stockholders’ equity:
Common stock	212	210
Additional paid-in capital	158,485	155,082
Retained earnings	106,545	73,502
Accumulated other comprehensive (loss) income	(1,256)	9,395
Stockholders’ equity	263,986	238,189
Total liabilities and stockholders’ equity	$264,313	$238,425

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Management fees from subsidiaries	$3,215	$2,037	$1,815
Total revenues	3,215	2,037	1,815

Expenses:
Other operating expenses	2,457	2,526	2,395
Other expenses	1,598	652	492
Interest expense	—	—	1,339
Total expenses	4,055	3,178	4,226

Loss before income taxes	(840)	(1,141)	(2,411)
Income tax benefit	(1,158)	(739)	(844)
Income (loss) before equity in net income of subsidiaries	318	(402)	(1,567)
Equity in net income of subsidiaries	33,469	25,303	27,734
Net income	33,787	24,901	26,167

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	(5,469)	6,384	(640)
Total comprehensive income	$28,318	$31,285	$25,527

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net income	$33,787	$24,901	$26,167
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense (benefit)	(170)	429	(65)
Stock compensation expense	1,597	652	492
Equity in undistributed earnings of subsidiaries	(33,469)	(25,303)	(27,734)
Changes in operating assets and liabilities	(633)	(1,583)	520
Net cash provided by (used in) operating activities	1,112	(904)	(620)

Investing activities
Dividends received from subsidiary	11,500	4,500	—
Contributions to subsidiary	—	—	(40,000)
Net cash provided by (used in) investing activities	11,500	4,500	(40,000)

Financing activities
Common stock issued, net of transaction costs	—	—	72,841
Common stock issued, stock options exercised	1,808	1,077	—
Dividends paid	(5,906)	(5,039)	(2,097)
Repayment of note payable	—	—	(30,000)
Net cash (used in) provided by financing activities	(4,098)	(3,962)	40,744
Net change in cash and cash equivalents	8,514	(366)	124
Cash and cash equivalents at beginning of year	1,502	1,868	1,744
Cash and cash equivalents at end of year	$10,016	$1,502	$1,868
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
Dividends from subsidiaries
During 2018, cash dividends of $11.5 million were paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2018:
Allowance for premiums receivable	$2,112	$663	$160	$2,615
Valuation allowance for deferred tax assets	690	90	—	780

Year Ended December 31, 2017:
Allowance for premiums receivable	1,977	488	353	2,112
Valuation allowance for deferred tax assets	623	67	—	690

Year Ended December 31, 2016:
Allowance for premiums receivable	2,088	276	387	1,977
Valuation allowance for deferred tax assets	529	94	—	623

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2018 are included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
3.1
Second Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)
10.1+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.1a+	Amendment to Outstanding Awards under the Kinsale Capital Group Inc. 2016 Omnibus Incentive Plan
10.2a+
Form of Stock Option Grant Notice and Award Agreement (Employee) (incorporated by reference to Exhibit 10.5a to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.2b+
Form of Stock Option Grant Notice and Award Agreement (Director) (incorporated by reference to Exhibit 10.5b to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.3+	Form of Restricted Share Award Agreement
10.4+
Employment and Arbitration Agreement, dated as of June 4, 2009 among Kinsale Management, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.5
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	February 28, 2019
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Senior Vice President, Chief Financial Officer and Treasurer	February 28, 2019
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	February 28, 2019

/s/ Anne C. Kronenberg
Anne C. Kronenberg	Director	February 28, 2019

/s/ Robert Lippincott III
Robert Lippincott III	Director	February 28, 2019

/s/ James J. Ritchie
James J. Ritchie	Director	February 28, 2019

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	February 28, 2019

/s/ Gregory M. Share
Gregory M. Share	Director	February 28, 2019