Form 10-Q
period 2019-03-31
Kinsale Capital Group, Inc.
filed 2019-05-02
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		98-0664337 (I.R.S. Employer Identification Number)

2221 Edward Holland Drive, Suite 600 Richmond, VA 23230
(Address of principal executive offices)
(804) 289-1300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KNSL	Nasdaq Global Select Market
Number of shares of the registrant's common stock outstanding at April 26, 2019: 21,286,456

KINSALE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $536,182 in 2019; $514,237 in 2018)	$540,778	$510,251
Equity securities, at fair value (cost: $56,926 in 2019 $56,051 in 2018)	64,481	57,711
Total investments	605,259	567,962
Cash and cash equivalents	102,874	75,089
Investment income due and accrued	3,587	3,783
Premiums receivable, net	30,941	24,253
Reinsurance recoverables	59,334	56,788
Ceded unearned premiums	16,987	16,072
Deferred policy acquisition costs, net of ceding commissions	16,314	14,801
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,928	7,176
Other assets	7,111	3,601
Total assets	$852,873	$773,063

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$385,125	$369,152
Unearned premiums	140,741	128,250
Payable to reinsurers	5,532	4,565
Accounts payable and accrued expenses	4,840	7,090
Other liabilities	27,746	20
Total liabilities	563,984	509,077

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,284,527 and 21,241,504 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	213	212
Additional paid-in capital	159,589	158,485
Retained earnings	123,563	106,545
Accumulated other comprehensive (loss) income	5,524	(1,256)
Total stockholders’ equity	288,889	263,986
Total liabilities and stockholders’ equity	$852,873	$773,063

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Revenues:
Gross written premiums	$84,626	$63,847
Ceded written premiums	(11,559)	(8,756)
Net written premiums	73,067	55,091
Change in unearned premiums	(11,576)	(7,030)
Net earned premiums	61,491	48,061
Net investment income	4,515	3,229
Net unrealized gains (losses) on equity securities	5,895	(1,279)
Net realized gains on investments	280	112
Other income	4	3
Total revenues	72,185	50,126

Expenses:
Losses and loss adjustment expenses	33,732	28,899
Underwriting, acquisition and insurance expenses	15,616	12,398
Other expenses	36	14
Total expenses	49,384	41,311
Income before income taxes	22,801	8,815
Total income tax expense	4,081	1,528
Net income	18,720	7,287
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes of $1,802 in 2019 and $(1,291) in 2018	6,780	(4,856)
Total comprehensive income	$25,500	$2,431

Earnings per share:
Basic	$0.88	$0.35
Diluted	$0.86	$0.34

Weighted-average shares outstanding:
Basic	21,169	21,045
Diluted	21,763	21,628
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	36	—	545	—	—	545
Stock-based compensation	—	—	158	—	—	158
Dividends declared ($0.07 per share)	—	—	—	(1,473)	—	(1,473)
Other comprehensive loss, net of tax	—	—	—	—	(4,856)	(4,856)
Net income	—	—	—	7,287	—	7,287
Balance at March 31, 2018	21,072	$210	$155,785	$84,498	$(643)	$239,850

Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	$213	$159,589	$123,563	$5,524	$288,889

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities:
Net cash provided by operating activities	$33,804	$21,437

Investing activities:
Purchase of property and equipment	(3,925)	(94)
Purchases – fixed-maturity securities	(43,040)	(82,587)
Purchases – equity securities	(1,831)	(3,168)
Sales – fixed-maturity securities	28,416	3,913
Sales – equity securities	915	982
Maturities and calls – fixed-maturity securities	14,545	35,357
Net cash used in investing activities	(4,920)	(45,597)

Financing activities:
Proceeds from stock options exercised	597	545
Dividends paid	(1,696)	(1,473)
Net cash used in financing activities	(1,099)	(928)
Net change in cash and cash equivalents	27,785	(25,088)
Cash and cash equivalents at beginning of year	75,089	81,747
Cash and cash equivalents at end of period	$102,874	$56,659

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its wholly owned subsidiaries (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to improve the financial reporting of leasing transactions. Under this ASU, lessees will recognize a right-of-use ("ROU") asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of 12 months or less. The lessee’s income statement treatment for leases will vary depending on the nature and classification of the lease. Effective January 1, 2019, the Company adopted this ASU and recorded a ROU asset and corresponding lease liability of approximately $0.9 million. The ROU and operating lease liability are included in "other assets" and "other liabilities," respectively, in the accompanying consolidated balance sheet.
The Company elected the package of practical expedients permitted under the adoption of the new standard, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. This election kept the existing agreements as operating leases. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component. In addition, the Company has implemented the necessary internal controls relating to the adoption of the standard.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. Effective January 1, 2019, the Company adopted ASU 2017-08 using a modified retrospective approach. The adoption of ASU 2017-08 did not have a material impact on the Company's financial statements.
Prospective accounting pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)
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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	126,050	4,164	(54)	130,160
Corporate and other securities	108,757	1,676	(310)	110,123
Commercial mortgage and asset-backed securities	164,341	912	(841)	164,412
Residential mortgage-backed securities	136,924	774	(1,727)	135,971
Total available-for-sale investments	$536,182	$7,528	$(2,932)	$540,778

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$2	$(1)	$611
Obligations of states, municipalities and political subdivisions	153,884	2,010	(1,294)	154,600
Corporate and other securities	97,889	264	(1,401)	96,752
Commercial mortgage and asset-backed securities	151,137	252	(1,522)	149,867
Residential mortgage-backed securities	110,717	354	(2,650)	108,421
Total available-for-sale investments	$514,237	$2,882	$(6,868)	$510,251
Available-for-sale securities in a loss position
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be an other-than-temporary impairment ("OTTI"). The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which a security's fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an OTTI, but rather a temporary decline in fair value.
For fixed-maturity securities, the Company also considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery and the ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing.
For fixed-maturity securities where a decline in fair value is considered to be other-than-temporary and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed-maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the OTTI, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the OTTI, which is recognized in other comprehensive income.

The following tables summarize gross unrealized losses and fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$—	$9,756	$(54)	$9,756	$(54)
Corporate and other securities	2,313	(15)	12,143	(295)	14,456	(310)
Commercial mortgage and asset-backed securities	60,061	(532)	29,952	(309)	90,013	(841)
Residential mortgage-backed securities	20,391	(41)	58,361	(1,686)	78,752	(1,727)
Total available-for-sale investments	$82,765	$(588)	$110,212	$(2,344)	$192,977	$(2,932)
At March 31, 2019, the Company held 152 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $193.0 million and gross unrealized losses of $2.9 million. Of these securities, 118 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any other-than-temporary impairment has occurred. Based on the Company's review as of March 31, 2019, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2019, 85.4% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the three months ended March 31, 2019, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$499	$(1)	$499	$(1)
Obligations of states, municipalities and political subdivisions	42,718	(440)	34,326	(854)	77,044	(1,294)
Corporate and other securities	62,045	(890)	12,092	(511)	74,137	(1,401)
Commercial mortgage and asset-backed securities	93,247	(1,017)	25,746	(505)	118,993	(1,522)
Residential mortgage-backed securities	24,571	(155)	55,638	(2,495)	80,209	(2,650)
Total available-for-sale investments	$222,581	$(2,502)	$128,301	$(4,366)	$350,882	$(6,868)
At December 31, 2018, the Company held 317 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $350.9 million and gross unrealized losses of $6.9 million. Of those securities, 158 were in a continuous unrealized loss position for greater than one year. Based on the Company's review as of December 31, 2018, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At December 31, 2018, 86.4% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the year ended December 31, 2018, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses.
Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2019 are summarized, by contractual maturity, as follows:

	March 31, 2019
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,270	$4,265
Due after one year through five years	75,192	76,142
Due after five years through ten years	53,708	55,609
Due after ten years	101,747	104,379
Commercial mortgage and asset-backed securities	164,341	164,412
Residential mortgage-backed securities	136,924	135,971
Total fixed maturities	$536,182	$540,778
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest:
Taxable bonds	$3,067	$1,761
Tax exempt municipal bonds	1,008	1,085
Cash equivalents and short-term investments	245	260
Dividends on equity securities	521	412
Gross investment income	4,841	3,518
Investment expenses	(326)	(289)
Net investment income	$4,515	$3,229
Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed-maturity securities:
Realized gains	$371	$55
Realized losses	(79)	—
Net realized gains from fixed-maturity securities	292	55

Equity securities:
Realized gains	4	57
Realized losses	(16)	—
Net realized (losses) gains from equity securities	(12)	57
Net realized investment gains	$280	$112
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended March 31, 2019, the change in net unrealized gains for fixed-maturity securities was $8.6 million. For the three months ended March 31, 2018, the change in net unrealized losses for fixed-maturity securities was $6.1 million.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at March 31, 2019 and December 31, 2018.

Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $22.1 million at March 31, 2019. The payable balance was included in the "other liabilities" line item of the balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	130,160	—	130,160
Corporate and other securities	—	110,123	—	110,123
Commercial mortgage and asset-backed securities	—	164,412	—	164,412
Residential mortgage-backed securities	—	135,971	—	135,971
Total fixed maturities	112	540,666	—	540,778

Equity securities:
Exchange traded funds	43,834	—	—	43,834
Nonredeemable preferred stock	—	20,647	—	20,647
Total equity securities	43,834	20,647	—	64,481
Total	$43,946	$561,313	$—	$605,259

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	$—	$—	$611
Obligations of states, municipalities and political subdivisions	—	154,600	—	154,600
Corporate and other securities	—	96,752	—	96,752
Commercial mortgage and asset-backed securities	—	149,867	—	149,867
Residential mortgage-backed securities	—	108,421	—	108,421
Total fixed maturities	611	509,640	—	510,251

Equity securities:
Exchange traded funds	38,987	—	—	38,987
Nonredeemable preferred stock	—	18,724	—	18,724
Total equity securities	38,987	18,724	—	57,711
Total	$39,598	$528,364	$—	$567,962

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2019. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.
Due to the relatively short-term nature of cash and cash equivalents, short-term investments, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$14,801	$11,775
Policy acquisition costs deferred:
Direct commissions	12,363	9,377
Ceding commissions	(3,256)	(2,541)
Other underwriting and policy acquisition costs	965	809
Policy acquisition costs deferred	10,072	7,645
Amortization of net policy acquisition costs	(8,559)	(6,652)
Balance, end of period	$16,314	$12,768

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2019 and 2018 consist of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$10,674	$8,379
Ceding commissions	(2,938)	(2,444)
Other operating expenses	7,880	6,463
Total	$15,616	$12,398
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $6.8 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively.

6.    Stock-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") became effective. The 2016 Incentive Plan, which is administered by the Compensation, Nominating and Corporate Governance Committee of the Company's Board of Directors, provides for grants of stock options, restricted stock, restricted stock units and other stock-based awards to officers, employees, directors, independent contractors and consultants. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832.
The total compensation cost that has been charged against income for share-based compensation arrangements was $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
Restricted Stock Awards
During the first quarter of 2019, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a one-year period. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2019 is as follows:

	For the Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	92,465	$52.98
Granted	7,020	$55.56
Vested	(6,666)	$45.00
Forfeited	(1,305)	$53.60
Non-vested outstanding at the end of the period	91,514	$53.75
As of March 31, 2019, the Company had $3.9 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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

A summary of option activity as of March 31, 2019, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2019	804,303	$16.00
Granted	—	—
Forfeited	(12,600)	16.00
Exercised	(37,308)	16.00
Outstanding at March 31, 2019	754,395	$16.00	7.3	$39,659
Exercisable at March 31, 2019	302,629	$16.00	7.3	$15,909
The total intrinsic value of options exercised was $1.9 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $0.8 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 1.3 years.

7.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net income	$18,720	$7,287

Weighted average common shares outstanding - basic	21,169	21,045
Effect of potential dilutive securities:
Conversion of stock options	568	581
Conversion of restricted stock	26	2
Weighted average common shares outstanding - diluted	21,763	21,628

Earnings per common share:
Basic	$0.88	$0.35
Diluted	$0.86	$0.34
There were no anti-dilutive stock awards for the three months ended March 31, 2019 or 2018.

8. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 17.9% and 17.3% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the effective tax rate in the first quarter of 2019 and the first quarter of 2018 was primarily due to stock options exercised and tax-exempt interest income relative to pre-tax income.

9.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2019	2018
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$313,763	$267,493
Incurred losses and loss adjustment expenses:
Current year	40,128	30,183
Prior years	(6,396)	(1,284)
Total net losses and loss adjustment expenses incurred	33,732	28,899

Payments:
Current year	2,042	340
Prior years	17,955	17,516
Total payments	19,997	17,856
Net reserves for unpaid losses and loss adjustment expenses, end of period	327,498	278,536
Reinsurance recoverable on unpaid losses	57,627	49,673
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$385,125	$328,209
During the three months ended March 31, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $6.4 million. The favorable development was primarily attributable to the 2015 through 2018 accident years by $6.3 million, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.
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

10.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Written:
Direct	$84,563	$63,847
Assumed	63	—
Ceded	(11,559)	(8,756)
Net written	$73,067	$55,091

Earned:
Direct	$72,078	$56,593
Assumed	57	—
Ceded	(10,644)	(8,532)
Net earned	$61,491	$48,061
Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $4.3 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, reinsurance recoverables on paid and unpaid losses were $1.7 million and $57.6 million, respectively. At December 31, 2018, reinsurance recoverables on paid and unpaid losses were $1.4 million and $55.4 million, respectively.

11.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes:	$8,873	$(6,092)
Income taxes	(1,863)	1,279
Unrealized gains (losses) arising during the period, net of income taxes	7,010	(4,813)
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	292	55
Income taxes	(62)	(12)
Reclassification adjustment included in net income, net of income taxes	230	43
Other comprehensive income (loss)	$6,780	$(4,856)
The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2018. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2019, the percentage breakdown of our gross written premiums was 91.6% casualty and 8.4% property. Our underwriting divisions include construction, small business, excess casualty, energy, product liability, professional liability, allied health, general casualty, life sciences, management liability, commercial property, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.1% of our gross written premiums in the first three months of 2019.
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
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Our insurance subsidiary, Kinsale Insurance Company, is generally not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.

Key metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as pre-tax income, excluding net investment income, realized investment gains and losses on investments, unrealized gains and losses equity securities, and other income and expenses. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income to underwriting income in accordance with GAAP.
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

Three months ended March 31, 2019 compared to three months ended March 31, 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018	Change	% Change

Gross written premiums	$84,626	$63,847	$20,779	32.5%
Ceded written premiums	(11,559)	(8,756)	(2,803)	32.0%
Net written premiums	$73,067	$55,091	$17,976	32.6%

Net earned premiums	$61,491	$48,061	$13,430	27.9%
Losses and loss adjustment expenses	33,732	28,899	4,833	16.7%
Underwriting, acquisition and insurance expenses	15,616	12,398	3,218	26.0%
Underwriting income (1)	12,143	6,764	5,379	79.5%
Other expenses, net	(32)	(11)	(21)	190.9%
Net investment income	4,515	3,229	1,286	39.8%
Net unrealized gains (losses) on equity securities	5,895	(1,279)	7,174	(560.9)%
Net realized gains on investments	280	112	168	150.0%
Income before taxes	22,801	8,815	13,986	158.7%
Income tax expense	4,081	1,528	2,553	167.1%
Net income	$18,720	$7,287	$11,433	156.9%

Annualized return on equity	27.1%	12.2%
Annualized operating return on equity(2)	20.0%	13.7%

Loss ratio	54.9%	60.1%
Expense ratio	25.4%	25.8%
Combined ratio	80.3%	85.9%
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
Net income was $18.7 million for the three months ended March 31, 2019 compared to $7.3 million for the three months ended March 31, 2018, an increase of 156.9%. The increase in net income for the first three months of 2019 over the first three months of 2018 was due to higher earned premiums, resulting from strong growth in broker submissions across substantially all lines of business combined with a favorable and improving E&S market, higher returns on our investment portfolio and higher favorable development on loss reserves related to prior accident years.
Underwriting income was $12.1 million for the three months ended March 31, 2019 compared to $6.8 million for the three months ended March 31, 2018, an increase of 79.5%. The corresponding combined ratios were 80.3% for the three months ended March 31, 2019 compared to 85.9% for the three months ended March 31, 2018. The increase in our underwriting income in the first three months of 2019 compared to the first three months of 2018, was due to higher favorable development on loss reserves from prior accident years and growth in the business quarter over quarter combined with a favorable and improving E&S market.

Premiums
Our gross written premiums were $84.6 million for the three months ended March 31, 2019 compared to $63.8 million for the three months ended March 31, 2018, an increase of $20.8 million, or 32.5%. The increase in gross written premiums for the first three months of 2019 over the same period last year was due to higher submission activity across substantially all lines of business combined with a favorable and improving E&S market. The average premium on a policy written was approximately $8,000 in the first three months of 2019 and 2018. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,400 for the first three months of 2019 and $10,300 for the first three months of 2018.
Net written premiums increased by $18.0 million, or 32.6%, to $73.1 million for the three months ended March 31, 2019 from $55.1 million for the three months ended March 31, 2018. The increase in net written premiums for the first three months of 2019 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.3% for both the three months ended March 31, 2019 and 2018.
Net earned premiums increased by $13.4 million, or 27.9%, to $61.5 million for the three months ended March 31, 2019 from $48.1 million for the three months ended March 31, 2018 due to growth in gross written premiums.
Loss ratio
The loss ratio was 54.9% for the three months ended March 31, 2019 compared to 60.1% for the three months ended March 31, 2018. The decrease in the loss ratio in the first three months of 2019 compared to the first three months of 2018 was due primarily to higher favorable development on loss reserves from prior accident years.
During the first three months of 2019 and 2018, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended March 31, 2019, prior accident years developed favorably by $6.4 million, of which $4.8 million was attributable to accident years 2017 and 2018. During the three months ended March 31, 2018, loss reserves for prior accident years developed favorably by $1.3 million, which was largely attributable to accident years 2016 and 2017 of $3.7 million. This favorable development in 2018 was offset in part by adverse development in the accident years 2011 through 2015 of $2.4 million, resulting from several large claims.
The following table summarizes the loss ratios for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$40,098	65.2%	$30,183	62.8%
Current year catastrophe losses	30	0.1%	—	—%
Effect of prior year development	(6,396)	(10.4)%	(1,284)	(2.7)%
Total	$33,732	54.9%	$28,899	60.1%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$10,674	17.4%	$8,379	17.4%
Ceding	(2,938)	(4.8)%	(2,444)	(5.1)%
Net commissions incurred	7,736	12.6%	5,935	12.3%
Other underwriting expenses	7,880	12.8%	6,463	13.5%
Underwriting, acquisition and insurance expenses	$15,616	25.4%	$12,398	25.8%
The expense ratio was 25.4% for the three months ended March 31, 2019 compared to 25.8% for the three months ended March 31, 2018. The decrease in the other underwriting expense ratio for the three months ended March 31, 2019 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses resulting from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.6% for the three months ended March 31, 2019 and 14.7% for the three months ended March 31, 2018.
Investing results
Our net investment income increased by 39.8% to $4.5 million for the three months ended March 31, 2019 from $3.2 million for the three months ended March 31, 2018. This increase in the first three months of 2019 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since March 31, 2018 and from higher gross investment returns.
The following table summarizes net investment income and net realized and unrealized investment gains and losses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018	Change	% Change

Interest from fixed-maturity securities	$4,075	$2,846	$1,229	43.2%
Dividends from equity securities	521	412	109	26.5%
Other	245	260	(15)	(5.8)%
Gross investment income	4,841	3,518	1,323	37.6%
Investment expenses	(326)	(289)	(37)	12.8%
Net investment income	4,515	3,229	1,286	39.8%
Net unrealized gains (losses) on equity securities	5,895	(1,279)	7,174	(560.9)%
Net realized gains on investments	280	112	168	150.0%
Total	$10,690	$2,062	$8,628	418.4%

Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.2% for the three months ended March 31, 2019, compared to 2.7% for the three months ended March 31, 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended March 31, 2019 or 2018.
Income tax expense
Our income tax expense was $4.1 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018. Our effective tax rate was approximately 17.9% for the three months ended March 31, 2019 compared to 17.3% for the three months ended March 31, 2018. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from the exercise of stock options and from income generated by certain tax-advantaged investments.
Return on equity
Our annualized return on equity was 27.1% for the three months ended March 31, 2019 compared to 12.2% for the three months ended March 31, 2018. Our annualized operating return on equity was 20.0% for the three months ended March 31, 2019 compared to 13.7% for the three months ended March 31, 2018. The increase in annualized operating return on equity for the three months ended March 31, 2019 compared to the prior-year period was due to a number of factors, including growth in the business combined with a favorable and improving E&S market, higher overall returns on the investment portfolio and higher favorable development on loss reserves from prior accident years.

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
In January 2019, we purchased land for $2.5 million in Henrico County, Virginia for the development of a new corporate headquarters. We are currently targeting a third quarter 2020 completion date. The project is estimated to cost approximately $50 million to $55 million, substantially all of which we expect will be capitalized. We expect to fund the project through a combination of existing cash flows from operations and debt financing.

Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to insurance brokers, as well as to pay for ongoing operating expenses such as salaries, rent and taxes. As described under "—Reinsurance" below, we use reinsurance to manage the risk that we take related to the issuance of our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Our cash flows for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$33,804	$21,437
Investing activities	(4,920)	(45,597)
Financing activities	(1,099)	(928)
Change in cash and cash equivalents	$27,785	$(25,088)
Net cash provided by operating activities was approximately $33.8 million for the three months ended March 31, 2019, compared to $21.4 million for the same period in 2018. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $4.9 million for the three months ended March 31, 2019, compared to $45.6 million for the three months ended March 31, 2018. Net cash used in investing activities during the first three months of 2019 reflected purchases of fixed-maturity securities of $43.0 million, comprised of asset and mortgage-backed securities and corporate bonds. During the first three months of 2019, we received proceeds of $28.4 million from sales of fixed-maturity securities, principally municipal bonds, and $14.5 million from redemptions of corporate bonds and asset and mortgage-backed securities. During the three months ended March 31, 2019, purchases and sales of equity securities were $1.8 million and $0.9 million, respectively, largely related to non-redeemable preferred stocks. In addition, net cash used in investing activities included the purchase of land for $2.5 million in anticipation of developing a new corporate headquarters.
Cash used in investing activities during the first three months of 2018 reflected purchases of fixed-income securities of $82.6 million, principally corporate bonds and asset-backed securities. In addition, we purchased $3.2 million of equity securities during the first three months of 2018, principally exchange traded funds (ETFs). During the first quarter of 2018, we received proceeds of $39.3 million from maturities and sales of fixed-maturity securities and $0.9 million from the sale of an intermediate-term bond ETF.
During the quarter ended March 31, 2019, cash used in financing activities reflected dividends paid of $0.08 per common share, or $1.7 million in aggregate. During the quarter ended March 31, 2018, cash used in financing activities primarily reflected dividends paid of $0.07 per common share, or $1.5 million in aggregate. Proceeds received from the exercise of stock options were $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

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
The following is a summary of our significant reinsurance programs as of March 31, 2019:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2019, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2019, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At March 31, 2019, total stockholders' equity was $288.9 million and tangible stockholders' equity was $286.1 million, compared to total stockholders' equity of $264.0 million and tangible stockholders' equity $261.2 million at December 31, 2018. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period, an increase in unrealized gains on available-for-sale investments, net of taxes, and activity related to stock-based compensation plans, offset in part by the payment of dividends.
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
Stockholders' equity at March 31, 2019 and December 31, 2018, reconciles to tangible stockholders' equity as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Stockholders' equity	$288,889	$263,986
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$286,094	$261,191
Investment portfolio
At March 31, 2019, our cash and invested assets of $708.1 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At March 31, 2019, the majority of the investment portfolio was comprised of fixed-maturity securities of $540.8 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2019, we also held $102.9 million of cash and cash equivalents and $64.5 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.9 years at March 31, 2019 and December 31, 2018 and an average rating of "AA" at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	March 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$112	—%	$610	$611	0.1%
Obligations of states, municipalities and political subdivisions	126,050	130,160	24.1%	153,884	154,600	30.3%
Corporate and other securities	108,757	110,123	20.4%	97,889	96,752	19.0%
Asset-backed securities	164,341	164,412	30.4%	151,137	149,867	29.4%
Residential mortgage-backed securities	136,924	135,971	25.1%	110,717	108,421	21.2%
Total fixed-maturity securities	$536,182	$540,778	100.0%	$514,237	$510,251	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2019		December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$149,998	27.7%	$133,028	26.1%
AA	207,870	38.4%	199,026	39.0%
A	104,013	19.2%	108,972	21.3%
BBB	69,308	12.9%	61,037	12.0%
Below BBB and unrated	9,589	1.8%	8,188	1.6%
Total	$540,778	100.0%	$510,251	100.0%
The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$4,270	$4,265	0.8%	$10,283	$10,252	2.0%
Due after one year through five years	75,192	76,142	14.1%	67,670	67,426	13.2%
Due after five years through ten years	53,708	55,609	10.3%	55,725	56,235	11.0%
Due after ten years	101,747	104,379	19.3%	118,705	118,050	23.1%
Asset-backed securities	164,341	164,412	30.4%	151,137	149,867	29.4%
Residential mortgage-backed securities	136,924	135,971	25.1%	110,717	108,421	21.3%
Total fixed maturities	$536,182	$540,778	100.0%	$514,237	$510,251	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2019, approximately 6.2% of our total cash and investments were invested in ETFs. At March 31, 2019 and December 31, 2018, our ETF balances were comprised of the following funds:

	March 31, 2019		December 31, 2018
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$22,684	51.8%	$19,899	51.0%
Dividend yield equity fund	10,341	23.6%	9,344	24.0%
Foreign stock market fund	9,736	22.2%	8,817	22.6%
Small-cap index	1,073	2.4%	927	2.4%
Total	$43,834	100.0%	$38,987	100.0%
As of March 31, 2019, approximately 2.9% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$15,376	74.5%	$14,618	78.1%
Utilities	3,635	17.6%	2,734	14.6%
Industrials and other	1,636	7.9%	1,372	7.3%
Total	$20,647	100.0%	$18,724	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at March 31, 2019 and December 31, 2018.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at March 31, 2019.
Reconciliation of non-GAAP financial measures
Reconciliation of underwriting income
Underwriting income is defined as pre-tax income excluding net investment income, realized gains and losses on investments, unrealized gains and losses on equity securities, and other income and expenses. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Net income for the three months ended March 31, 2019 and 2018, reconciles to underwriting income as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Net income	$18,720	$7,287
Income tax expense	4,081	1,528
Income before income taxes	22,801	8,815
Other expenses	36	14
Net investment income	(4,515)	(3,229)
Net unrealized (gains) losses on equity securities	(5,895)	1,279
Net realized gains on investments	(280)	(112)
Other income	(4)	(3)
Underwriting income	$12,143	$6,764
Reconciliation of net operating earnings
Net operating earnings exclude the effect of realized investment gains and losses and unrealized gains and losses on equity securities, after taxes. Management believes the exclusion of these items provides a more useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., diluted operating earnings per share and annualized operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.
Net income for the three months ended March 31, 2019 and 2018, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Net operating earnings:
Net income	$18,720	$7,287
Net unrealized (gains) losses on equity securities, after taxes	(4,657)	1,010
Net realized gains on investments, after taxes	(221)	(88)
Net operating earnings	$13,842	$8,209

Operating return on equity:
Average equity (1)	$276,438	$239,020
Annualized return on equity (2)	27.1%	12.2%
Annualized operating return on equity (3)	20.0%	13.7%
(1) Computed by adding the total equity as of the date indicated to the prior year-end total and dividing by two.
(2) Annualized return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.
(3) Annualized operating return on equity is net operating earnings expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

KINSALE CAPITAL GROUP, INC.
Date: May 2, 2019	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: May 2, 2019	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer