Form 10-Q
period 2019-06-30
Kinsale Capital Group, Inc.
filed 2019-08-01
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware		98-0664337
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

2221 Edward Holland Drive
Suite 600
Richmond,	Virginia	23230
(Address of principal executive offices)		(Zip Code)
(804) 289-1300
 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KNSL	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 30, 2019: 21,370,825

KINSALE CAPITAL GROUP, INC.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to historical or current fact. These statements may discuss, among others, our future financial performance, our business prospects and strategy, our anticipated financial position, liquidity and capital, dividends and general market and industry conditions. You can identify forward-looking statements by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "outlook," "future," "will," "would," "should," "could," "may," "can have" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements are only predictions and are not guarantees of future performance. Actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include, without limitation:

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

•	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;

•	being forced to sell investments to meet our liquidity requirements;

•	the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;

•	our employees taking excessive risks;

•	the possibility that severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us;

•	the inability to manage our growth effectively;

•	the intense competition for business in our industry;

•	the effects of litigation having an adverse effect on our business;

•	the failure to maintain effective internal controls in accordance with the Sarbanes-Oxley of 2002 (the "Sarbanes-Oxley Act"); and

•	the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $577,183 in 2019; $514,237 in 2018)	$590,077	$510,251
Equity securities, at fair value (cost: $56,447 in 2019 $56,051 in 2018)	65,910	57,711
Total investments	655,987	567,962
Cash and cash equivalents	78,131	75,089
Investment income due and accrued	3,972	3,783
Premiums receivable, net	34,150	24,253
Reinsurance recoverables	65,937	56,788
Ceded unearned premiums	17,397	16,072
Deferred policy acquisition costs, net of ceding commissions	18,652	14,801
Intangible assets	3,538	3,538
Deferred income tax asset, net	6,068	7,176
Other assets	10,974	3,601
Total assets	$894,806	$773,063

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$407,433	$369,152
Unearned premiums	157,752	128,250
Payable to reinsurers	6,769	4,565
Accounts payable and accrued expenses	7,655	7,090
Other liabilities	7,290	20
Total liabilities	586,899	509,077

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,356,399 and 21,241,504 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	214	212
Additional paid-in capital	159,986	158,485
Retained earnings	135,628	106,545
Accumulated other comprehensive income (loss)	12,079	(1,256)
Total stockholders’ equity	307,907	263,986
Total liabilities and stockholders’ equity	$894,806	$773,063

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues:
Gross written premiums	$94,947	$69,981	$179,573	$133,828
Ceded written premiums	(12,260)	(9,090)	(23,819)	(17,846)
Net written premiums	82,687	60,891	155,754	115,982
Change in unearned premiums	(16,600)	(9,998)	(28,176)	(17,028)
Net earned premiums	66,087	50,893	127,578	98,954
Net investment income	4,806	3,782	9,321	7,011
Net unrealized gains (losses) on equity securities	1,909	94	7,804	(1,185)
Net realized (losses) gains on investments	(235)	174	45	286
Other income	5	4	9	7
Total revenues	72,572	54,947	144,757	105,073

Expenses:
Losses and loss adjustment expenses	39,579	29,967	73,311	58,866
Underwriting, acquisition and insurance expenses	16,437	12,519	32,053	24,917
Other expenses	21	—	57	14
Total expenses	56,037	42,486	105,421	83,797
Income before income taxes	16,535	12,461	39,336	21,276
Total income tax expense	2,768	2,349	6,849	3,877
Net income	13,767	10,112	32,487	17,399
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes of $1,743 and $3,544 in 2019 and $(270) and $(1,561) in 2018	6,555	(1,016)	13,335	(5,872)
Total comprehensive income	$20,322	$9,096	$45,822	$11,527

Earnings per share:
Basic	$0.65	$0.48	$1.53	$0.83
Diluted	$0.63	$0.47	$1.49	$0.80

Weighted-average shares outstanding:
Basic	21,210	21,070	21,190	21,058
Diluted	21,832	21,666	21,803	21,648
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation expense	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	213	159,589	123,563	5,524	288,889
Issuance of common stock under stock-based compensation plan	78	1	393	—	—	394
Stock-based compensation expense	—	—	621	—	—	621
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,555	6,555
Net income	—	—	—	13,767	—	13,767
Balance at June 30, 2019	21,356	$214	$159,986	$135,628	$12,079	$307,907

Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	36	—	545	—	—	545
Stock-based compensation expense	—	—	158	—	—	158
Dividends declared ($0.07 per share)	—	—	—	(1,473)	—	(1,473)
Other comprehensive loss, net of tax	—	—	—	—	(4,856)	(4,856)
Net income	—	—	—	7,287	—	7,287
Balance at March 31, 2018	21,072	210	155,785	84,498	(643)	239,850
Issuance of common stock under stock-based compensation plan	97	1	78	—	—	79
Stock-based compensation expense	—	—	401	—	—	401
Dividends declared ($0.07 per share)	—	—	—	(1,481)	—	(1,481)
Other comprehensive loss, net of tax	—	—	—	—	(1,016)	(1,016)
Net income	—	—	—	10,112	—	10,112
Balance at June 30, 2018	21,169	$211	$156,264	$93,129	$(1,659)	$247,945

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities:
Net cash provided by operating activities	$71,292	$50,423

Investing activities:
Purchase of property and equipment	(5,999)	(458)
Purchases – fixed-maturity securities	(115,356)	(110,023)
Purchases – equity securities	(3,593)	(7,199)
Sales – fixed-maturity securities	31,441	3,913
Sales – equity securities	2,869	1,910
Maturities and calls – fixed-maturity securities	25,699	61,681
Net cash used in investing activities	(64,939)	(50,176)

Financing activities:
Debt issuance costs	(284)	—
Payroll taxes withheld and remitted on share-based payments	(617)	—
Proceeds from stock options exercised	991	624
Dividends paid	(3,401)	(2,948)
Net cash used in financing activities	(3,311)	(2,324)
Net change in cash and cash equivalents	3,042	(2,077)
Cash and cash equivalents at beginning of year	75,089	81,747
Cash and cash equivalents at end of period	$78,131	$79,670

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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$3	$—	$113
Obligations of states, municipalities and political subdivisions	125,619	6,344	(2)	131,961
Corporate and other securities	125,873	3,572	(229)	129,216
Commercial mortgage and asset-backed securities	175,355	2,995	(485)	177,865
Residential mortgage-backed securities	150,226	1,626	(930)	150,922
Total available-for-sale investments	$577,183	$14,540	$(1,646)	$590,077

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$2	$(1)	$611
Obligations of states, municipalities and political subdivisions	153,884	2,010	(1,294)	154,600
Corporate and other securities	97,889	264	(1,401)	96,752
Commercial mortgage and asset-backed securities	151,137	252	(1,522)	149,867
Residential mortgage-backed securities	110,717	354	(2,650)	108,421
Total available-for-sale investments	$514,237	$2,882	$(6,868)	$510,251

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

The following tables summarize gross unrealized losses and fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$—	$1,425	$(2)	$1,425	$(2)
Corporate and other securities	9,716	(29)	5,359	(200)	15,075	(229)
Commercial mortgage and asset-backed securities	41,047	(195)	32,809	(290)	73,856	(485)
Residential mortgage-backed securities	5,059	(8)	53,187	(922)	58,246	(930)
Total available-for-sale investments	$55,822	$(232)	$92,780	$(1,414)	$148,602	$(1,646)

At June 30, 2019, the Company held 101 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $148.6 million and gross unrealized losses of $1.6 million. Of these securities, 79 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any other-than-temporary impairment has occurred. Based on the Company's review as of June 30, 2019, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2019, 85.9% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the six months ended June 30, 2019, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses.

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
Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2019 are summarized, by contractual maturity, as follows:

	June 30, 2019
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$3,914	$3,922
Due after one year through five years	95,702	98,079
Due after five years through ten years	50,116	52,709
Due after ten years	101,870	106,580
Commercial mortgage and asset-backed securities	175,355	177,865
Residential mortgage-backed securities	150,226	150,922
Total fixed maturities	$577,183	$590,077

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest:
Taxable bonds	$3,476	$2,239	$6,543	$4,000
Tax exempt municipal bonds	888	1,083	1,896	2,168
Cash equivalents and short-term investments	156	217	401	477
Dividends on equity securities	566	512	1,087	924
Gross investment income	5,086	4,051	9,927	7,569
Investment expenses	(280)	(269)	(606)	(558)
Net investment income	$4,806	$3,782	$9,321	$7,011

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed-maturity securities:
Realized gains	$25	$189	$396	$244
Realized losses	—	(4)	(79)	(4)
Net realized gains from fixed-maturity securities	25	185	317	240

Equity securities:
Realized gains	30	—	34	57
Realized losses	(290)	(11)	(306)	(11)
Net realized (losses) gains from equity securities	(260)	(11)	(272)	46
Net realized investment (losses) gains	$(235)	$174	$45	$286

Change in net unrealized gains (losses) on fixed-maturity securities
For the three and six months ended June 30, 2019, the changes in net unrealized gains for fixed-maturity securities were $8.3 million and $16.9 million, respectively. For the three and six months ended June 30, 2018, the changes in net unrealized losses for fixed-maturity securities were $1.3 million and $7.4 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at June 30, 2019 and December 31, 2018.

Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $5.5 million at June 30, 2019. The payable balance was included in the "other liabilities" line item of the balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

3.     Fair value measurements
Fair value is estimated for each class of financial instrument for which it is practical to estimate fair value. Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$113	$—	$—	$113
Obligations of states, municipalities and political subdivisions	—	131,961	—	131,961
Corporate and other securities	—	129,216	—	129,216
Commercial mortgage and asset-backed securities	—	177,865	—	177,865
Residential mortgage-backed securities	—	150,922	—	150,922
Total fixed maturities	113	589,964	—	590,077

Equity securities:
Exchange traded funds	46,396	—	—	46,396
Nonredeemable preferred stock	—	19,514	—	19,514
Total equity securities	46,396	19,514	—	65,910
Total	$46,509	$609,478	$—	$655,987

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	$—	$—	$611
Obligations of states, municipalities and political subdivisions	—	154,600	—	154,600
Corporate and other securities	—	96,752	—	96,752
Commercial mortgage and asset-backed securities	—	149,867	—	149,867
Residential mortgage-backed securities	—	108,421	—	108,421
Total fixed maturities	611	509,640	—	510,251

Equity securities:
Exchange traded funds	38,987	—	—	38,987
Nonredeemable preferred stock	—	18,724	—	18,724
Total equity securities	38,987	18,724	—	57,711
Total	$39,598	$528,364	$—	$567,962

There were no transfers into or out of Level 1 and Level 2 during the six months ended June 30, 2019. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.
Due to the relatively short-term nature of cash and cash equivalents, receivables and payables, their carrying amounts are reasonable estimates of fair value.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$16,314	$12,768	$14,801	$11,775
Policy acquisition costs deferred:
Direct commissions	13,880	10,298	26,243	19,675
Ceding commissions	(3,258)	(2,609)	(6,514)	(5,150)
Other underwriting and policy acquisition costs	849	694	1,814	1,503
Policy acquisition costs deferred	11,471	8,383	21,543	16,028
Amortization of net policy acquisition costs	(9,133)	(7,028)	(17,692)	(13,680)
Balance, end of period	$18,652	$14,123	$18,652	$14,123

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2019 and 2018 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$11,387	$8,756	$22,061	$17,135
Ceding commissions	(3,114)	(2,464)	(6,052)	(4,908)
Other operating expenses	8,164	6,227	16,044	12,690
Total	$16,437	$12,519	$32,053	$24,917

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $7.1 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively. Salaries, bonuses, and employee benefit expenses were $13.9 million and $10.3 million for the six months ended June 30, 2019 and 2018, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $1.1 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.
Restricted Stock Awards
During the six months ended June 30, 2019, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 year to 4 years, corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2019 is as follows:

	For the Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	92,465	$52.98
Granted	62,015	$80.59
Vested	(27,628)	$51.53
Forfeited	(1,677)	$53.60
Non-vested outstanding at the end of the period	125,175	$66.97

Employees and directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting of restricted shares. During the six months ended June 30, 2019, restricted shares withheld for taxes in connection with the vesting of restricted shares totaled 7,365.
The fair value of restricted shares vested was $2.1 million during the six months ended June 30, 2019. As of June 30, 2019, the Company had $8.0 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.4 years.
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

A summary of option activity as of June 30, 2019, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2019	804,303	$16.00
Granted	—	—
Forfeited	(13,200)	16.00
Exercised	(61,922)	16.00
Outstanding at June 30, 2019	729,181	$16.00	7.1	$55,039
Exercisable at June 30, 2019	278,015	$16.00	7.1	$20,985

The total intrinsic value of options exercised was $3.4 million and $1.4 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $0.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 1.1 years.

7.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$13,767	$10,112	$32,487	$17,399

Weighted average common shares outstanding - basic	21,210	21,070	21,190	21,058
Effect of potential dilutive securities:
Conversion of stock options	583	593	579	588
Conversion of restricted stock	39	3	34	2
Weighted average common shares outstanding - diluted	21,832	21,666	21,803	21,648

Earnings per common share:
Basic	$0.65	$0.48	$1.53	$0.83
Diluted	$0.63	$0.47	$1.49	$0.80

There were approximately 55 thousand anti-dilutive stock awards for the three and six months ended June 30, 2019 and approximately 88 thousand anti-dilutive stock awards for the three and six months ended June 30, 2018.

8. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 16.7% and 17.4% for the three and six months ended June 30, 2019, respectively. The Company's effective tax rates were 18.9% and 18.2% for the three and six months ended June 30, 2018, respectively. The decrease in the effective tax rates in the second quarters of 2019 and 2018 and first half of 2019 and 2018 compared to the U.S. statutory tax rate was primarily due to stock options exercised and tax-exempt interest income on certain tax-advantaged investments.

9.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2019	2018
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$313,763	$267,493
Incurred losses and loss adjustment expenses:
Current year	81,127	62,389
Prior years	(7,816)	(3,523)
Total net losses and loss adjustment expenses incurred	73,311	58,866

Payments:
Current year	5,530	1,858
Prior years	36,100	33,309
Total payments	41,630	35,167
Net reserves for unpaid losses and loss adjustment expenses, end of period	345,444	291,192
Reinsurance recoverable on unpaid losses	61,989	53,373
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$407,433	$344,565

During the six months ended June 30, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $7.8 million. The favorable development was primarily attributable to the 2017 through 2018 accident years by $14.1 million, which mostly resulted from reported losses emerging at a lower level than expected across most statutory lines of business. This favorable development was offset in part by adverse development from the 2011 through 2016 accident years of $6.2 million primarily related to a modest amount of conservatism added to our reserves for incurred but not yet reported ("IBNR") losses to provide for emergence of reported losses over a longer period of time.
During the six months ended June 30, 2018, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2017 developed favorably by $3.5 million. The favorable development was primarily attributable to the 2015 through 2017 accident years of $6.3 million, which resulted from reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development from the 2011 through 2014 accident years of $2.8 million.

10.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Written:
Direct	$94,885	$69,981	$179,448	$133,828
Assumed	62	—	125	—
Ceded	(12,260)	(9,090)	(23,819)	(17,846)
Net written	$82,687	$60,891	$155,754	$115,982

Earned:
Direct	$77,920	$59,603	$149,998	$116,196
Assumed	16	—	73	—
Ceded	(11,849)	(8,710)	(22,493)	(17,242)
Net earned	$66,087	$50,893	$127,578	$98,954

Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $9.4 million and $5.0 million for the three months ended June 30, 2019 and 2018, respectively. Ceded incurred losses and loss adjustment expenses were $13.7 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, reinsurance recoverables on paid and unpaid losses were $3.9 million and $62.0 million, respectively. At December 31, 2018, reinsurance recoverables on paid and unpaid losses were $1.4 million and $55.4 million, respectively.

11.     Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50 million senior unsecured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of the Company’s new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of June 30, 2019, there were no outstanding balances under the Credit Facility.

12.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes:	$8,323	$(1,101)	$17,196	$(7,193)
Income taxes	(1,748)	232	(3,611)	1,511
Unrealized gains (losses) arising during the period, net of income taxes	6,575	(869)	13,585	(5,682)
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	25	185	317	240
Income taxes	(5)	(38)	(67)	(50)
Reclassification adjustment included in net income, net of income taxes	20	147	250	190
Other comprehensive income (loss)	$6,555	$(1,016)	$13,335	$(5,872)

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
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2019, the percentage breakdown of our gross written premiums was 90.4% casualty and 9.6% property. Our underwriting divisions include construction, small business, excess casualty, energy, product liability, professional liability, allied health, general casualty, life sciences, management liability, commercial property, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.8% of our gross written premiums in the first six months of 2019.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net unrealized gains and losses on equity securities, net realized gains and losses on investments, other income, other expenses and income tax expense. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
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
Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period.
Net operating earnings is a non-GAAP financial measure. We define net operating earnings as net income excluding net unrealized gains and losses on equity securities, after taxes, and net realized gains and losses on investments, after taxes.
Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net retention ratio is the ratio of net written premiums to gross written premiums.
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of average beginning and ending balances of those investments during the period.

Three months ended June 30, 2019 compared to three months ended June 30, 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
($ in thousands)	2019	2018	Change	% Change

Gross written premiums	$94,947	$69,981	$24,966	35.7%
Ceded written premiums	(12,260)	(9,090)	(3,170)	34.9%
Net written premiums	$82,687	$60,891	$21,796	35.8%

Net earned premiums	$66,087	$50,893	$15,194	29.9%
Losses and loss adjustment expenses	39,579	29,967	9,612	32.1%
Underwriting, acquisition and insurance expenses	16,437	12,519	3,918	31.3%
Underwriting income (1)	10,071	8,407	1,664	19.8%
Net investment income	4,806	3,782	1,024	27.1%
Net unrealized gains on equity securities	1,909	94	1,815	1,930.9%
Net realized (losses) gains on investments	(235)	174	(409)	(235.1)%
Other (expense) income, net	(16)	4	(20)	(500.0)%
Income before taxes	16,535	12,461	4,074	32.7%
Income tax expense	2,768	2,349	419	17.8%
Net income	$13,767	$10,112	$3,655	36.1%

Annualized return on equity	18.5%	16.6%
Annualized operating return on equity(2)	16.7%	16.2%

Loss ratio	59.9%	58.9%
Expense ratio	24.9%	24.6%
Combined ratio	84.8%	83.5%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net income was $13.8 million for the three months ended June 30, 2019 compared to $10.1 million for the three months ended June 30, 2018, an increase of 36.1%. The increase in net income for the second quarter of 2019 over the second quarter of 2018 was due to higher earned premiums, resulting from strong growth in broker submissions and higher returns on our investment portfolio. These increases were offset in part by lower favorable development on loss reserves related to prior accident years.
Underwriting income was $10.1 million for the three months ended June 30, 2019 compared to $8.4 million for the three months ended June 30, 2018, an increase of 19.8%. The corresponding combined ratios were 84.8% for the three months ended June 30, 2019 compared to 83.5% for the three months ended June 30, 2018. The increase in our underwriting income in the second quarter of 2019 compared to the second quarter of 2018, was largely due to premium growth quarter over quarter, offset in part by lower favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $94.9 million for the three months ended June 30, 2019 compared to $70.0 million for the three months ended June 30, 2018, an increase of $25.0 million, or 35.7%. The increase in gross written premiums for the second quarter of 2019 over the same period last year was due to a combination of factors including higher submission activity from brokers, a favorable E&S market and rate increases on new and renewal policies. The average premium on a policy written was approximately $7,600 in the second quarter of 2019 compared to approximately $7,200 in the second quarter of 2018. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,500 in the second quarter of 2019 compared to $10,000 in the second quarter of 2018.
Net written premiums increased by $21.8 million, or 35.8%, to $82.7 million for the three months ended June 30, 2019 from $60.9 million for the three months ended June 30, 2018. The increase in net written premiums for the second quarter of 2019 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 87.1% for the three months ended June 30, 2019 compared to 87.0% for the three months ended June 30, 2018.
Net earned premiums increased by $15.2 million, or 29.9%, to $66.1 million for the three months ended June 30, 2019 from $50.9 million for the three months ended June 30, 2018 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 59.9% for the three months ended June 30, 2019 compared to 58.9% for the three months ended June 30, 2018. The increase in the loss ratio in the second quarter of 2019 compared to the second quarter of 2018 was due primarily to lower favorable development on loss reserves from prior accident years.
During the second quarter of 2019 and 2018, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended June 30, 2019, prior accident years developed favorably by $1.4 million. During the three months ended June 30, 2018, loss reserves for prior accident years developed favorably by $2.2 million.
The following table summarizes the loss ratios for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$40,360	61.1%	$32,050	63.0%
Current year catastrophe losses	639	1.0%	156	0.3%
Effect of prior year development	(1,420)	(2.2)%	(2,239)	(4.4)%
Total	$39,579	59.9%	$29,967	58.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$11,387	17.2%	$8,756	17.2%
Ceding	(3,114)	(4.7)%	(2,464)	(4.8)%
Net commissions incurred	8,273	12.5%	6,292	12.4%
Other underwriting expenses	8,164	12.4%	6,227	12.2%
Underwriting, acquisition and insurance expenses	$16,437	24.9%	$12,519	24.6%
The expense ratio was 24.9% for the three months ended June 30, 2019 compared to 24.6% for the three months ended June 30, 2018. The slight increase in the other underwriting expense ratio for the three months ended June 30, 2019 compared to the same period last year reflected higher variable compensation from improved underwriting performance and higher stock-based compensation. Direct commissions paid as a percent of gross written premiums was 14.6% for the three months ended June 30, 2019 and 14.7% for the three months ended June 30, 2018.
Investing results
Our net investment income increased by 27.1% to $4.8 million for the three months ended June 30, 2019 from $3.8 million for the three months ended June 30, 2018. This increase was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since June 30, 2018 and from higher gross investment returns.
The following table summarizes net investment income and net realized and unrealized investment gains and losses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
($ in thousands)	2019	2018	Change	% Change

Interest from fixed-maturity securities	$4,364	$3,322	$1,042	31.4%
Dividends from equity securities	566	512	54	10.5%
Other	156	217	(61)	(28.1)%
Gross investment income	5,086	4,051	1,035	25.5%
Investment expenses	(280)	(269)	(11)	4.1%
Net investment income	4,806	3,782	1,024	27.1%
Net unrealized gains on equity securities	1,909	94	1,815	1,930.9%
Net realized (losses) gains on investments	(235)	174	(409)	(235.1)%
Total	$6,480	$4,050	$2,430	60.0%

Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.2% for the three months ended June 30, 2019, compared to 2.9% for the three months ended June 30, 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended June 30, 2019 or 2018.
Income tax expense
Our income tax expense was $2.8 million for the three months ended June 30, 2019 compared to $2.3 million for the three months ended June 30, 2018. Our effective tax rate was approximately 16.7% for the three months ended June 30, 2019 compared to 18.9% for the three months ended June 30, 2018. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from the exercise of stock options and from income generated by certain tax-advantaged investments.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
($ in thousands)	2019	2018	Change	% Change

Gross written premiums	$179,573	$133,828	$45,745	34.2%
Ceded written premiums	(23,819)	(17,846)	(5,973)	33.5%
Net written premiums	$155,754	$115,982	$39,772	34.3%

Net earned premiums	$127,578	$98,954	$28,624	28.9%
Losses and loss adjustment expenses	73,311	58,866	14,445	24.5%
Underwriting, acquisition and insurance expenses	32,053	24,917	7,136	28.6%
Underwriting income (1)	22,214	15,171	7,043	46.4%
Net investment income	9,321	7,011	2,310	32.9%
Net unrealized gains (losses) on equity securities	7,804	(1,185)	8,989	(758.6)%
Net realized gains on investments	45	286	(241)	(84.3)%
Other expense, net	(48)	(7)	(41)	585.7%
Income before taxes	39,336	21,276	18,060	84.9%
Income tax expense	6,849	3,877	2,972	76.7%
Net income	$32,487	$17,399	$15,088	86.7%

Annualized return on equity	22.7%	14.3%
Annualized operating return on equity(2)	18.4%	14.9%

Loss ratio	57.5%	59.5%
Expense ratio	25.1%	25.2%
Combined ratio	82.6%	84.7%
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.

(2) Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net income was $32.5 million for the six months ended June 30, 2019 compared to $17.4 million for the six months ended June 30, 2018, an increase of 86.7%. The increase in net income for the first six months of 2019 over the same period last year was due to higher earned premiums, resulting from a combination of strong growth in broker submissions, a favorable E&S market, higher returns on our investment portfolio and higher favorable development on loss reserves related to prior accident years.
Underwriting income was $22.2 million for the six months ended June 30, 2019 compared to $15.2 million for the six months ended June 30, 2018, an increase of 46.4%. The corresponding combined ratios were 82.6% for the six months ended June 30, 2019 compared to 84.7% for the six months ended June 30, 2018. The increase in our underwriting income in the first six months of 2019 compared to the same period last year was due to premium growth year over year and higher favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $179.6 million for the six months ended June 30, 2019 compared to $133.8 million for the six months ended June 30, 2018, an increase of $45.7 million, or 34.2%. The increase in gross written premiums for the first six months of 2019 over the same period last year was due to a combination of factors including higher submission activity from brokers, a favorable E&S market and rate increases on new and renewal policies. The average premium on a policy written was approximately $7,800 in the first six months of 2019 compared to approximately $7,500 in the first six months of 2018. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,500 for the first six months of 2019 and $10,200 for the first six months of 2018.
Net written premiums increased by $39.8 million, or 34.3%, to $155.8 million for the six months ended June 30, 2019 from $116.0 million for the six months ended June 30, 2018. The increase in net written premiums for the first six months of 2019 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.7% for both the six months ended June 30, 2019 and 2018.
Net earned premiums increased by $28.6 million, or 28.9%, to $127.6 million for the six months ended June 30, 2019 from $99.0 million for the six months ended June 30, 2018 due to growth in gross written premiums.
Loss ratio
The loss ratio was 57.5% for the six months ended June 30, 2019 compared to 59.5% for the six months ended June 30, 2018. The decrease in the loss ratio in the first six months of 2019 compared to the first six months of 2018 was due primarily to higher favorable development on loss reserves from prior accident years.
During the first half of 2019 and 2018, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the six months ended June 30, 2019, prior accident years developed favorably by $7.8 million, of which $14.0 million was attributable to accident years 2017 and 2018. This favorable development in 2019 was offset in part by adverse development in the accident years 2011 through 2016 of $6.2 million primarily related to a modest amount of conservatism added to our IBNR reserve to provide for emergence of reported losses over a longer period of time. During the six months ended June 30, 2018, loss reserves for prior accident years developed favorably by $3.5 million, which was largely attributable to accident years 2015 through 2017 of $6.3 million. This favorable development in 2018 was offset in part by adverse development in the accident years 2011 through 2014 of $2.8 million.

The following table summarizes the loss ratios for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$80,458	63.1%	$62,233	62.9%
Current year catastrophe losses	669	0.5%	156	0.2%
Effect of prior year development	(7,816)	(6.1)%	(3,523)	(3.6)%
Total	$73,311	57.5%	$58,866	59.5%
Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$22,061	17.3%	$17,135	17.3%
Ceding	(6,052)	(4.7)%	(4,908)	(4.9)%
Net commissions incurred	16,009	12.6%	12,227	12.4%
Other underwriting expenses	16,044	12.5%	12,690	12.8%
Underwriting, acquisition and insurance expenses	$32,053	25.1%	$24,917	25.2%
The expense ratio was 25.1% for the six months ended June 30, 2019 compared to 25.2% for the six months ended June 30, 2018. The decrease in the other underwriting expense ratio for the six months ended June 30, 2019 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses resulting from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.6% for the six months ended June 30, 2019 and 14.7% for the six months ended June 30, 2018.
Investing results
Our net investment income increased by 32.9% to $9.3 million for the six months ended June 30, 2019 from $7.0 million for the six months ended June 30, 2018. This increase in the first six months of 2019 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since June 30, 2018 and from higher gross investment returns.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
($ in thousands)	2019	2018	Change	% Change

Interest from fixed-maturity securities	$8,439	$6,168	$2,271	36.8%
Dividends from equity securities	1,087	924	163	17.6%
Other	401	477	(76)	(15.9)%
Gross investment income	9,927	7,569	2,358	31.2%
Investment expenses	(606)	(558)	(48)	8.6%
Net investment income	9,321	7,011	2,310	32.9%
Net unrealized gains (losses) on equity securities	7,804	(1,185)	8,989	(758.6)%
Net realized gains on investments	45	286	(241)	(84.3)%
Total	$17,170	$6,112	$11,058	180.9%

Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.2% for the six months ended June 30, 2019, compared to 2.9% for the six months ended June 30, 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the six months ended June 30, 2019 or 2018.
Income tax expense
Our income tax expense was $6.8 million for the six months ended June 30, 2019 compared to $3.9 million for the six months ended June 30, 2018. Our effective tax rate was approximately 17.4% for the six months ended June 30, 2019 compared to 18.2% for the six months ended June 30, 2018. The effective tax rates were lower than the federal statutory rate of 21% primarily due to the tax benefits from the exercise of stock options and from income generated by certain tax-advantaged investments.
Return on equity
Our annualized return on equity was 22.7% for the six months ended June 30, 2019 compared to 14.3% for the six months ended June 30, 2018. Our annualized operating return on equity was 18.4% for the six months ended June 30, 2019 compared to 14.9% for the six months ended June 30, 2018. The increase in annualized operating return on equity for the six months ended June 30, 2019 compared to the prior-year period was due to a number of factors, including premium growth, higher overall returns on the investment portfolio and higher favorable development on loss reserves from prior accident years.

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
In January 2019, we purchased land for $2.5 million in Henrico County, Virginia for the development of a new corporate headquarters and we are currently targeting a third quarter 2020 completion date. The project is estimated to cost approximately $50 million to $55 million, substantially all of which we expect will be capitalized. We expect to fund the project through a combination of existing cash flows from operations and debt financing. In May 2019, we entered in to a Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior unsecured revolving credit facility of $50 million (the “Credit Facility”). As of June 30, 2019, there were no outstanding balances under the Credit Facility. See "—Liquidity and Capital Resources, Credit agreement" below for further details regarding this financing.
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
Our cash flows for the six months ended June 30, 2019 and 2018 were:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$71,292	$50,423
Investing activities	(64,939)	(50,176)
Financing activities	(3,311)	(2,324)
Change in cash and cash equivalents	$3,042	$(2,077)
Net cash provided by operating activities was approximately $71.3 million for the six months ended June 30, 2019, compared to $50.4 million for the same period in 2018. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, and changes in operating assets and liabilities.

Net cash used in investing activities was $64.9 million for the six months ended June 30, 2019, compared to $50.2 million for the six months ended June 30, 2018. Net cash used in investing activities during the first six months of 2019 reflected purchases of fixed-maturity securities of $115.4 million, comprised of asset and mortgage-backed securities and corporate bonds. During the first six months of 2019, we received proceeds of $31.4 million from sales of fixed-maturity securities, principally municipal bonds, and $25.7 million from redemptions of corporate bonds and asset and mortgage-backed securities. During the six months ended June 30, 2019, purchases and sales of non-redeemable preferred stocks were $2.1 million and $2.9 million, respectively, and purchases of ETFs were $1.5 million. In addition, net cash used in investing activities included the purchase property and equipment of $6.0 million mostly related to the development of our new corporate headquarters, discussed previously.
Cash used in investing activities during the first six months of 2018 reflected purchases of fixed-income securities of $110.0 million, principally corporate bonds and asset-backed securities. In addition, we purchased $7.2 million of equity securities during the first six months of 2018, principally exchange traded funds (ETFs). During the first half of 2018, we received proceeds of $65.6 million from maturities and sales of fixed-maturity securities and $1.9 million from the sale of an intermediate-term bond ETF and preferred stocks.
During the first six months of June 30, 2019, cash used in financing activities reflected dividends paid of $0.08 per common share, or $3.4 million in aggregate. During the first six months of June 30 2018, cash used in financing activities primarily reflected dividends paid of $0.07 per common share, or $2.9 million in aggregate. Net proceeds received from our equity compensation plans were $0.4 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. In addition, debt issuance costs related to the credit facility previously discussed were $0.3 million.
Credit agreement
On May 28, 2019, the Company entered into a Credit Agreement that provided the Company with a $50 million Credit Facility. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of the Company’s new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of June 30, 2019, there were no outstanding balances under the Credit Facility.
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

The following is a summary of our significant reinsurance programs as of June 30, 2019:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk	Up to $10.0 million per risk	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Property - catastrophe (1)	N/A	$77.5 million excess of $7.5 million	$7.5 million per catastrophe
Primary casualty (2)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (3)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence except as described in note (3) below

(1)
Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $155 million and is in addition to the per-occurrence coverage provided by our facultative and other treaty coverages.

(2)	Reinsurance is not applicable to any individual policy with a per occurrence limit of $2.0 million or less.

(3)
For policies with a per occurrence limit higher than $2.0 million, the quota-share ceding percentage varies such that the retention is always $2.0 million or less. For example, for a $4.0 million limit excess policy, our retention would be 50%, whereas for a $10.0 million limit excess policy, our retention would be 20%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $2.0 million.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2019, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of June 30, 2019, we have never had a loss for uncollectible reinsurance.
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

Financial condition
Stockholders' equity
At June 30, 2019, total stockholders' equity was $307.9 million and tangible stockholders' equity was $305.1 million, compared to total stockholders' equity of $264.0 million and tangible stockholders' equity $261.2 million at December 31, 2018. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period, an increase in unrealized gains on available-for-sale investments, net of taxes, and activity related to stock-based compensation plans, offset in part by the payment of dividends.
Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as total stockholders’ equity less intangible assets, net of deferred taxes. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders' equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.
Stockholders' equity at June 30, 2019 and December 31, 2018, reconciles to tangible stockholders' equity as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Stockholders' equity	$307,907	$263,986
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$305,112	$261,191
Investment portfolio
At June 30, 2019, our cash and invested assets of $734.1 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At June 30, 2019, the majority of the investment portfolio was comprised of fixed-maturity securities of $590.1 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2019, we also held $78.1 million of cash and cash equivalents and $65.9 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.9 years at June 30, 2019 and December 31, 2018 and an average rating of "AA" at June 30, 2019 and December 31, 2018.
At June 30, 2019 and December 31, 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	June 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$113	—%	$610	$611	0.1%
Obligations of states, municipalities and political subdivisions	125,619	131,961	22.4%	153,884	154,600	30.3%
Corporate and other securities	125,873	129,216	21.9%	97,889	96,752	19.0%
Asset-backed securities	175,355	177,865	30.1%	151,137	149,867	29.4%
Residential mortgage-backed securities	150,226	150,922	25.6%	110,717	108,421	21.2%
Total fixed-maturity securities	$577,183	$590,077	100.0%	$514,237	$510,251	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2019		December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$180,920	30.7%	$133,028	26.1%
AA	205,877	34.9%	199,026	39.0%
A	120,307	20.3%	108,972	21.3%
BBB	77,738	13.2%	61,037	12.0%
Below BBB and unrated	5,235	0.9%	8,188	1.6%
Total	$590,077	100.0%	$510,251	100.0%
The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$3,914	$3,922	0.7%	$10,283	$10,252	2.0%
Due after one year through five years	95,702	98,079	16.6%	67,670	67,426	13.2%
Due after five years through ten years	50,116	52,709	8.9%	55,725	56,235	11.0%
Due after ten years	101,870	106,580	18.1%	118,705	118,050	23.1%
Asset-backed securities	175,355	177,865	30.1%	151,137	149,867	29.4%
Residential mortgage-backed securities	150,226	150,922	25.6%	110,717	108,421	21.3%
Total fixed maturities	$577,183	$590,077	100.0%	$514,237	$510,251	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2019, approximately 6.3% of our total cash and investments were invested in ETFs. At June 30, 2019 and December 31, 2018, our ETF balances were comprised of the following funds:

	June 30, 2019		December 31, 2018
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$23,613	50.9%	$19,899	51.0%
Dividend yield equity fund	10,624	22.9%	9,344	24.0%
Foreign stock market fund	10,011	21.6%	8,817	22.6%
Small-cap index	2,148	4.6%	927	2.4%
Total	$46,396	100.0%	$38,987	100.0%
As of June 30, 2019, approximately 2.7% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$15,665	80.3%	$14,618	78.1%
Utilities	2,785	14.3%	2,734	14.6%
Industrials and other	1,064	5.4%	1,372	7.3%
Total	$19,514	100.0%	$18,724	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at June 30, 2019 and December 31, 2018.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at June 30, 2019.
Reconciliation of non-GAAP financial measures
Reconciliation of underwriting income
Underwriting income is defined as net income excluding net investment income, net unrealized gains and losses on equity securities, net realized gains and losses on investments, other income, other expenses and income tax expense. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the three and six months ended June 30, 2019 and 2018, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net income	$13,767	$10,112	$32,487	$17,399
Income tax expense	2,768	2,349	6,849	3,877
Income before income taxes	16,535	12,461	39,336	21,276
Other expenses	21	—	57	14
Net investment income	(4,806)	(3,782)	(9,321)	(7,011)
Net unrealized (gains) losses on equity securities	(1,909)	(94)	(7,804)	1,185
Net realized losses (gains) on investments	235	(174)	(45)	(286)
Other income	(5)	(4)	(9)	(7)
Underwriting income	$10,071	$8,407	$22,214	$15,171
Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of net unrealized gains and losses on equity securities, after taxes, and net realized gains and losses on investments, after taxes. Management believes the exclusion of these items provides a more useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., diluted operating earnings per share and annualized operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.
Net income for the three and six months ended June 30, 2019 and 2018, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net operating earnings:
Net income	$13,767	$10,112	$32,487	$17,399
Net unrealized (gains) losses on equity securities, after taxes	(1,508)	(74)	(6,165)	936
Net realized losses (gains) on investments, after taxes	186	(137)	(36)	(226)
Net operating earnings	$12,445	$9,901	$26,286	$18,109

Operating return on equity:
Average equity (1)	$298,398	$243,898	$285,947	$243,067
Annualized return on equity (2)	18.5%	16.6%	22.7%	14.3%
Annualized operating return on equity (3)	16.7%	16.2%	18.4%	14.9%
(1) Computed by adding the total equity as of the date indicated to the prior quarter-end or year-end total, as applicable, and dividing by two.
(2) Annualized return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period.
(3) Annualized operating return on equity is net operating earnings expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.
Date: August 1, 2019	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: August 1, 2019	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer