Form 10-Q
period 2019-09-30
Kinsale Capital Group, Inc.
filed 2019-10-31
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 25, 2019: 22,158,497

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $699,641 in 2019; $514,237 in 2018)	$716,639	$510,251
Equity securities, at fair value (cost: $56,207 in 2019 $56,051 in 2018)	65,917	57,711
Total investments	782,556	567,962
Cash and cash equivalents	86,308	75,089
Investment income due and accrued	4,106	3,783
Premiums receivable, net	33,424	24,253
Reinsurance recoverables	65,345	56,788
Ceded unearned premiums	16,445	16,072
Deferred policy acquisition costs, net of ceding commissions	21,060	14,801
Intangible assets	3,538	3,538
Deferred income tax asset, net	2,891	7,176
Other assets	20,776	3,601
Total assets	$1,036,449	$773,063

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$429,532	$369,152
Unearned premiums	170,931	128,250
Payable to reinsurers	5,697	4,565
Accounts payable and accrued expenses	9,884	7,090
Credit facility	11,212	—
Other liabilities	19,157	20
Total liabilities	646,413	509,077

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,158,663 and 21,241,504 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	222	212
Additional paid-in capital	227,661	158,485
Retained earnings	146,832	106,545
Accumulated other comprehensive income (loss)	15,321	(1,256)
Total stockholders’ equity	390,036	263,986
Total liabilities and stockholders’ equity	$1,036,449	$773,063

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues:
Gross written premiums	$97,984	$69,546	$277,557	$203,374
Ceded written premiums	(11,232)	(11,602)	(35,051)	(29,448)
Net written premiums	86,752	57,944	242,506	173,926
Change in unearned premiums	(14,131)	(3,648)	(42,307)	(20,676)
Net earned premiums	72,621	54,296	200,199	153,250
Net investment income	5,265	4,085	14,586	11,096
Net unrealized gains on equity securities	246	1,760	8,050	575
Net realized gains (losses) on investments	185	(6)	230	280
Other income	10	2	19	9
Total revenues	78,327	60,137	223,084	165,210

Expenses:
Losses and loss adjustment expenses	44,810	32,085	118,121	90,951
Underwriting, acquisition and insurance expenses	18,324	13,850	50,377	38,767
Other expenses	—	107	57	121
Total expenses	63,134	46,042	168,555	129,839
Income before income taxes	15,193	14,095	54,529	35,371
Total income tax expense	2,217	2,155	9,066	6,032
Net income	12,976	11,940	45,463	29,339
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes of $863 and $4,407 in 2019 and $(519) and $(2,080) in 2018	3,242	(1,953)	16,577	(7,825)
Total comprehensive income	$16,218	$9,987	$62,040	$21,514

Earnings per share:
Basic	$0.60	$0.57	$2.13	$1.39
Diluted	$0.58	$0.55	$2.07	$1.35

Weighted-average shares outstanding:
Basic	21,660	21,102	21,348	21,073
Diluted	22,277	21,721	21,965	21,671
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation expense	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	213	159,589	123,563	5,524	288,889
Issuance of common stock under stock-based compensation plan	78	1	393	—	—	394
Stock-based compensation expense	—	—	621	—	—	621
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,555	6,555
Net income	—	—	—	13,767	—	13,767
Balance at June 30, 2019	21,356	214	159,986	135,628	12,079	307,907
Issuance of common stock, net of issuance costs	742	7	65,872	—	—	65,879
Issuance of common stock under stock-based compensation plan	61	1	989	—	—	990
Stock-based compensation expense	—	—	814	—	—	814
Dividends declared ($0.08 per share)	—	—	—	(1,772)	—	(1,772)
Other comprehensive income, net of tax	—	—	—	—	3,242	3,242
Net income	—	—	—	12,976	—	12,976
Balance at September 30, 2019	22,159	$222	$227,661	$146,832	$15,321	$390,036

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	36	—	545	—	—	545
Stock-based compensation expense	—	—	158	—	—	158
Dividends declared ($0.07 per share)	—	—	—	(1,473)	—	(1,473)
Other comprehensive loss, net of tax	—	—	—	—	(4,856)	(4,856)
Net income	—	—	—	7,287	—	7,287
Balance at March 31, 2018	21,072	210	155,785	84,498	(643)	239,850
Issuance of common stock under stock-based compensation plan	97	1	78	—	—	79
Stock-based compensation expense	—	—	401	—	—	401
Dividends declared ($0.07 per share)	—	—	—	(1,481)	—	(1,481)
Other comprehensive loss, net of tax	—	—	—	—	(1,016)	(1,016)
Net income	—	—	—	10,112	—	10,112
Balance at June 30, 2018	21,169	211	156,264	93,129	(1,659)	247,945
Issuance of common stock under stock-based compensation plan	58	1	933	—	—	934
Stock-based compensation expense	—	—	524	—	—	524
Dividends declared ($0.07 per share)	—	—	—	(1,485)	—	(1,485)
Other comprehensive loss, net of tax	—	—	—	—	(1,953)	(1,953)
Net income	—	—	—	11,940	—	11,940
Balance at September 30, 2018	21,227	$212	$157,721	$103,584	$(3,612)	$257,905

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities:
Net cash provided by operating activities	$119,100	$78,406

Investing activities:
Purchase of property and equipment	(12,406)	(622)
Purchases – fixed-maturity securities	(245,335)	(170,855)
Purchases – equity securities	(21,139)	(8,761)
Sales – fixed-maturity securities	32,510	8,408
Sales – equity securities	20,755	1,974
Maturities and calls – fixed-maturity securities	44,481	77,314
Net cash used in investing activities	(181,134)	(92,542)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,879	—
Proceeds from credit facility	11,800	—
Debt issuance costs	(628)	—
Payroll taxes withheld and remitted on share-based payments	(617)	—
Proceeds from stock options exercised	1,982	1,558
Dividends paid	(5,163)	(4,425)
Net cash provided by (used in) financing activities	73,253	(2,867)
Net change in cash and cash equivalents	11,219	(17,003)
Cash and cash equivalents at beginning of year	75,089	81,747
Cash and cash equivalents at end of period	$86,308	$64,744

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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	145,834	7,990	(189)	153,635
Corporate and other securities	177,927	4,631	(194)	182,364
Commercial mortgage and asset-backed securities	190,472	3,912	(478)	193,906
Residential mortgage-backed securities	185,298	1,960	(636)	186,622
Total available-for-sale investments	$699,641	$18,495	$(1,497)	$716,639

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$2	$(1)	$611
Obligations of states, municipalities and political subdivisions	153,884	2,010	(1,294)	154,600
Corporate and other securities	97,889	264	(1,401)	96,752
Commercial mortgage and asset-backed securities	151,137	252	(1,522)	149,867
Residential mortgage-backed securities	110,717	354	(2,650)	108,421
Total available-for-sale investments	$514,237	$2,882	$(6,868)	$510,251

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
The following tables summarize gross unrealized losses and fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$12,993	$(188)	$256	$(1)	$13,249	$(189)
Corporate and other securities	22,122	(126)	5,232	(68)	27,354	(194)
Commercial mortgage and asset-backed securities	35,140	(130)	31,802	(348)	66,942	(478)
Residential mortgage-backed securities	41,691	(130)	37,776	(506)	79,467	(636)
Total available-for-sale investments	$111,946	$(574)	$75,066	$(923)	$187,012	$(1,497)

At September 30, 2019, the Company held 120 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $187.0 million and gross unrealized losses of $1.5 million. Of these securities, 65 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether any other-than-temporary impairment has occurred. Based on the Company's review as of September 30, 2019, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2019, 87.9% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the nine months ended September 30, 2019, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses.

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
Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2019 are summarized, by contractual maturity, as follows:

	September 30, 2019
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$12,905	$12,990
Due after one year through five years	110,503	113,402
Due after five years through ten years	78,077	81,102
Due after ten years	122,386	128,617
Commercial mortgage and asset-backed securities	190,472	193,906
Residential mortgage-backed securities	185,298	186,622
Total fixed maturity securities	$699,641	$716,639

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest:
Taxable bonds	$4,050	$2,548	$10,593	$6,548
Tax exempt municipal bonds	887	1,068	2,783	3,236
Cash equivalents and short-term investments	266	327	667	804
Dividends on equity securities	406	445	1,493	1,369
Gross investment income	5,609	4,388	15,536	11,957
Investment expenses	(344)	(303)	(950)	(861)
Net investment income	$5,265	$4,085	$14,586	$11,096

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed-maturity securities:
Realized gains	$61	$—	$457	$244
Realized losses	—	(6)	(79)	(10)
Net realized gains (losses) from fixed-maturity securities	61	(6)	378	234

Equity securities:
Realized gains	505	—	539	57
Realized losses	(381)	—	(687)	(11)
Net realized gains (losses) from equity securities	124	—	(148)	46
Net realized investment gains (losses)	$185	$(6)	$230	$280

Change in net unrealized gains (losses) on fixed-maturity securities
For the three and nine months ended September 30, 2019, the changes in net unrealized gains for fixed-maturity securities were $4.1 million and $21.0 million, respectively. For the three and nine months ended September 30, 2018, the changes in net unrealized losses for fixed-maturity securities were $2.5 million and $9.9 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at September 30, 2019 and December 31, 2018.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $18.4 million at September 30, 2019. The payable balance was included in the "other liabilities" line item of the balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

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
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	153,635	—	153,635
Corporate and other securities	—	182,364	—	182,364
Commercial mortgage and asset-backed securities	—	193,906	—	193,906
Residential mortgage-backed securities	—	186,622	—	186,622
Total fixed maturities	112	716,527	—	716,639

Equity securities:
Exchange traded funds	45,708	—	—	45,708
Nonredeemable preferred stock	—	20,209	—	20,209
Total equity securities	45,708	20,209	—	65,917
Total	$45,820	$736,736	$—	$782,556

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	$—	$—	$611
Obligations of states, municipalities and political subdivisions	—	154,600	—	154,600
Corporate and other securities	—	96,752	—	96,752
Commercial mortgage and asset-backed securities	—	149,867	—	149,867
Residential mortgage-backed securities	—	108,421	—	108,421
Total fixed maturities	611	509,640	—	510,251

Equity securities:
Exchange traded funds	38,987	—	—	38,987
Nonredeemable preferred stock	—	18,724	—	18,724
Total equity securities	38,987	18,724	—	57,711
Total	$39,598	$528,364	$—	$567,962

There were no transfers into or out of Level 1 and Level 2 during the nine months ended September 30, 2019. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$18,652	$14,123	$14,801	$11,775
Policy acquisition costs deferred:
Direct commissions	14,358	10,232	40,601	29,907
Ceding commissions	(2,824)	(3,123)	(9,338)	(8,273)
Other underwriting and policy acquisition costs	989	781	2,803	2,284
Policy acquisition costs deferred	12,523	7,890	34,066	23,918
Amortization of net policy acquisition costs	(10,115)	(7,528)	(27,807)	(21,208)
Balance, end of period	$21,060	$14,485	$21,060	$14,485

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2019 and 2018 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$12,409	$9,517	$34,470	$26,652
Ceding commissions	(3,150)	(2,716)	(9,202)	(7,624)
Other operating expenses	9,065	7,049	25,109	19,739
Total	$18,324	$13,850	$50,377	$38,767

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $7.3 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively. Salaries, bonuses, and employee benefit expenses were $21.2 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $1.9 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2019, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 year to 4 years, corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of all restricted stock activity under the equity compensation plan for the nine months ended September 30, 2019 is as follows:

	For the Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	92,465	$52.98
Granted	62,015	$80.59
Vested	(27,628)	$51.53
Forfeited	(3,071)	$59.46
Non-vested outstanding at the end of the period	123,781	$66.98

Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2019, restricted shares withheld for taxes in connection with the vesting of restricted stock awards totaled 7,365.
The fair value of restricted stock awards vested was $2.1 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $7.3 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.2 years.
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

A summary of option activity as of September 30, 2019, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2019	804,303	$16.00
Granted	—	—
Forfeited	(15,984)	16.00
Exercised	(123,830)	16.00
Outstanding at September 30, 2019	664,489	$16.00	6.8	$58,017
Exercisable at September 30, 2019	441,674	$16.00	6.8	$38,563

The total intrinsic value of options exercised was $8.3 million and $4.0 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had $0.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 0.8 years.

7.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$12,976	$11,940	$45,463	$29,339

Weighted average common shares outstanding - basic	21,660	21,102	21,348	21,073
Effect of potential dilutive securities:
Conversion of stock options	572	602	581	595
Conversion of restricted stock	45	17	36	3
Weighted average common shares outstanding - diluted	22,277	21,721	21,965	21,671

Earnings per common share:
Basic	$0.60	$0.57	$2.13	$1.39
Diluted	$0.58	$0.55	$2.07	$1.35

There were no anti-dilutive stock awards for the three months ended September 30, 2019 and 2018. There were approximately 54 thousand and approximately 86 thousand anti-dilutive stock awards for the nine months ended September 30, 2019 and 2018, respectively.

8. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 14.6% and 16.6% for the three and nine months ended September 30, 2019, respectively. The Company's effective tax rates were 15.3% and 17.1% for the three and nine months ended September 30, 2018, respectively. The decrease in the effective tax rates in the third quarters and first nine months of 2019 and 2018 compared to the U.S. statutory tax rate was primarily due to stock options exercised and tax-exempt income on certain tax-advantaged investments.
9.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2019	2018
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$313,763	$267,493
Incurred losses and loss adjustment expenses:
Current year	126,471	96,673
Prior years	(8,350)	(5,722)
Total net losses and loss adjustment expenses incurred	118,121	90,951

Payments:
Current year	12,258	4,095
Prior years	53,808	52,056
Total payments	66,066	56,151
Net reserves for unpaid losses and loss adjustment expenses, end of period	365,818	302,293
Reinsurance recoverable on unpaid losses	63,714	63,521
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$429,532	$365,814

During the nine months ended September 30, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $8.4 million. The favorable development was primarily attributable to the 2016 through 2018 accident years of $14.8 million, which mostly resulted from reported losses emerging at a lower level than expected across most statutory lines of business. This favorable development was offset in part by adverse development from the 2011 through 2015 accident years of $6.4 million. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors to provide for emergence of reported losses over a longer period of time, which added a modest amount of conservatism to the Company’s incurred but not yet reported ("IBNR") reserves for those years.

During the nine months ended September 30, 2018, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2017 developed favorably by $5.7 million. The favorable development was primarily attributable to the 2016 through 2017 accident years of $8.1 million, which mostly resulted from reported losses emerging at a lower level than expected. This favorable development was offset in part by adverse development from the 2011 through 2015 accident years of $2.4 million.
10.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Premiums written:
Direct	$97,984	$69,546	$277,432	$203,374
Assumed	—	—	125	—
Ceded	(11,232)	(11,602)	(35,051)	(29,448)
Net written	$86,752	$57,944	$242,506	$173,926

Premiums earned:
Direct	$84,790	$64,713	$234,788	$180,909
Assumed	16	—	89	—
Ceded	(12,185)	(10,417)	(34,678)	(27,659)
Net earned	$72,621	$54,296	$200,199	$153,250

Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $4.9 million and $15.1 million for the three months ended September 30, 2019 and 2018, respectively. Ceded incurred losses and loss adjustment expenses were $18.6 million and $23.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, reinsurance recoverables on paid and unpaid losses were $1.6 million and $63.7 million, respectively. At December 31, 2018, reinsurance recoverables on paid and unpaid losses were $1.4 million and $55.4 million, respectively.

11.     Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of the Company’s new headquarters and may also be used for working capital and general corporate purposes.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of September 30,

2019, there was $11.2 million outstanding under the Credit Facility, net of debt issuance cost of $0.6 million, with a weighted average interest rate of 3.89%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of September 30, 2019, the Company was in compliance with all of its financial covenants under the Credit Facility.

12.     Stockholders' Equity
On August 12, 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 741,750 shares of its common stock at a price to the public of $93 per share. The shares sold and issued included 96,750 shares sold to the underwriters pursuant to their option to purchase additional shares. The Company received aggregate net proceeds from the offering of approximately $65.9 million, after deducting underwriting discounts and commissions and offering costs. Net proceeds from this offering will be used to fund organic growth.

13.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$4,166	$(2,472)	$21,362	$(9,665)
Income taxes	(875)	519	(4,486)	2,030
Unrealized gains (losses) arising during the period, net of income taxes	3,291	(1,953)	16,876	(7,635)
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	61	—	378	240
Income taxes	(12)	—	(79)	(50)
Reclassification adjustment included in net income, net of income taxes	49	—	299	190
Other comprehensive income (loss)	$3,242	$(1,953)	$16,577	$(7,825)

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
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2019, the percentage breakdown of our gross written premiums was 89.2% casualty and 10.8% property. Our underwriting divisions include construction, small business, excess casualty, product liability, allied health, general casualty, commercial property, professional liability, energy, life sciences, management liability, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.6% of our gross written premiums in the first nine months of 2019.
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs also include underwriting expenses that are directly related to the successful acquisition of those policies which are deferred. The amortization of policy acquisition costs is charged to expense in proportion to premium earned over the policy life.
Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, the costs of our lease, and legal and auditing fees.
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value), the size of our investment portfolio is mainly a function of our invested equity capital combined with premiums we receive from our insureds less payments on policyholder claims.
Net unrealized gains (losses) on equity securities
Net unrealized gains (losses) on equity securities represent the changes in fair value of equity securities held during the period.
Net realized investment gains (losses) on investments
Net realized investment gains (losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, as well as any "other-than-temporary" impairments recognized in earnings.
Income tax expense
Currently all of our income tax expense relates to federal income taxes. Our insurance subsidiary, Kinsale Insurance Company, is not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes, but have not generated any taxable income to date. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
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
Net operating earnings is a non-GAAP financial measure. We define net operating earnings as net income excluding net unrealized gains and losses on equity securities, after taxes, and net realized gains and losses on investments, after taxes. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses to net earned premiums.
Combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period.
Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net retention ratio is the ratio of net written premiums to gross written premiums.
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of average beginning and ending balances of those investments during the period.

Three months ended September 30, 2019 compared to three months ended September 30, 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in thousands)	2019	2018	Change	% Change

Gross written premiums	$97,984	$69,546	$28,438	40.9%
Ceded written premiums	(11,232)	(11,602)	370	(3.2)%
Net written premiums	$86,752	$57,944	$28,808	49.7%

Net earned premiums	$72,621	$54,296	$18,325	33.8%
Losses and loss adjustment expenses	44,810	32,085	12,725	39.7%
Underwriting, acquisition and insurance expenses	18,324	13,850	4,474	32.3%
Underwriting income (1)	9,487	8,361	1,126	13.5%
Net investment income	5,265	4,085	1,180	28.9%
Net unrealized gains on equity securities	246	1,760	(1,514)	(86.0)%
Net realized gains (losses) on investments	185	(6)	191	NM
Other income (expense), net	10	(105)	115	(109.5)%
Income before taxes	15,193	14,095	1,098	7.8%
Income tax expense	2,217	2,155	62	2.9%
Net income	$12,976	$11,940	$1,036	8.7%

Loss ratio	61.7%	59.1%
Expense ratio	25.2%	25.5%
Combined ratio	86.9%	84.6%

Annualized return on equity	14.9%	18.9%
Annualized operating return on equity(2)	14.5%	16.7%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $13.0 million for the three months ended September 30, 2019 compared to $11.9 million for the three months ended September 30, 2018, an increase of 8.7%. The increase in net income for the third quarter of 2019 over the third quarter of 2018 was due to higher earned premiums, resulting from favorable E&S market conditions and strong growth in broker submissions. These increases were offset in part by lower favorable development on loss reserves related to prior accident years.
Underwriting income was $9.5 million for the three months ended September 30, 2019 compared to $8.4 million for the three months ended September 30, 2018, an increase of 13.5%. The corresponding combined ratios were 86.9% for the three months ended September 30, 2019 compared to 84.6% for the three months ended September 30, 2018.

The increase in our underwriting income in the third quarter of 2019 compared to the third quarter of 2018, was largely due to premium growth quarter over quarter, offset in part by lower favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $98.0 million for the three months ended September 30, 2019 compared to $69.5 million for the three months ended September 30, 2018, an increase of $28.4 million, or 40.9%. The increase in gross written premiums for the third quarter of 2019 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from improving market conditions. The average premium on a policy written was approximately $8,000 in the third quarter of 2019 compared to approximately $7,700 in the third quarter of 2018. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,400 in the third quarter of 2019 compared to $10,300 in the third quarter of 2018.
Net written premiums increased by $28.8 million, or 49.7%, to $86.8 million for the three months ended September 30, 2019 from $57.9 million for the three months ended September 30, 2018. The increase in net written premiums for the third quarter of 2019 compared to the same period last year was primarily due to higher gross written premiums and higher retention of gross written premiums. The net retention ratio was 88.5% for the three months ended September 30, 2019 compared to 83.3% for the three months ended September 30, 2018. The increase in the net retention ratio was largely due to higher retention levels under the reinsurance treaties effective with the June 1, 2019 contract renewal.
Net earned premiums increased by $18.3 million, or 33.8%, to $72.6 million for the three months ended September 30, 2019 from $54.3 million for the three months ended September 30, 2018 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 61.7% for the three months ended September 30, 2019 compared to 59.1% for the three months ended September 30, 2018. The increase in the loss ratio in the third quarter of 2019 compared to the third quarter of 2018 was due primarily to lower favorable development on loss reserves from prior accident years and a slight increase in catastrophe losses related to the current accident year.
During the third quarter of 2019 and 2018, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended September 30, 2019, prior accident years developed favorably by $0.5 million. During the three months ended September 30, 2018, loss reserves for prior accident years developed favorably by $2.2 million.

The following table summarizes the loss ratios for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$44,459	61.2%	$33,882	62.4%
Current year catastrophe losses	885	1.2%	402	0.7%
Effect of prior year development	(534)	(0.7)%	(2,199)	(4.0)%
Total	$44,810	61.7%	$32,085	59.1%
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$12,409	17.1%	$9,517	17.5%
Ceding	(3,150)	(4.4)%	(2,716)	(5.0)%
Net commissions incurred	9,259	12.7%	6,801	12.5%
Other underwriting expenses	9,065	12.5%	7,049	13.0%
Underwriting, acquisition and insurance expenses	$18,324	25.2%	$13,850	25.5%
The expense ratio was 25.2% for the three months ended September 30, 2019 compared to 25.5% for the three months ended September 30, 2018. The decrease in the other underwriting expense ratio for the three months ended September 30, 2019 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses from management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.7% for the three months ended September 30, 2019 and 14.7% for the three months ended September 30, 2018.
Investing results
Our net investment income increased by 28.9% to $5.3 million for the three months ended September 30, 2019 from $4.1 million for the three months ended September 30, 2018. This increase was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since September 30, 2018 and from higher gross investment returns.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in thousands)	2019	2018	Change	% Change

Interest from fixed-maturity securities	$4,937	$3,616	$1,321	36.5%
Dividends from equity securities	406	445	(39)	(8.8)%
Other	266	327	(61)	(18.7)%
Gross investment income	5,609	4,388	1,221	27.8%
Investment expenses	(344)	(303)	(41)	13.5%
Net investment income	5,265	4,085	1,180	28.9%
Net unrealized gains on equity securities	246	1,760	(1,514)	(86.0)%
Net realized gains (losses) on investments	185	(6)	191	NM
Total	$5,696	$5,839	$(143)	(2.4)%
NM - Percentage change not meaningful.
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.1% for the three months ended September 30, 2019, compared to 3.0% for the three months ended September 30, 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the three months ended September 30, 2019 or 2018.
Income tax expense
Our income tax expense was $2.2 million for the three months ended September 30, 2019 and for the three months ended September 30, 2018. Our effective tax rate was approximately 14.6% for the three months ended September 30, 2019 compared to 15.3% for the three months ended September 30, 2018. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from the exercise of stock options and from income generated by certain tax-advantaged investments.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
($ in thousands)	2019	2018	Change	% Change

Gross written premiums	$277,557	$203,374	$74,183	36.5%
Ceded written premiums	(35,051)	(29,448)	(5,603)	19.0%
Net written premiums	$242,506	$173,926	$68,580	39.4%

Net earned premiums	$200,199	$153,250	$46,949	30.6%
Losses and loss adjustment expenses	118,121	90,951	27,170	29.9%
Underwriting, acquisition and insurance expenses	50,377	38,767	11,610	29.9%
Underwriting income (1)	31,701	23,532	8,169	34.7%
Net investment income	14,586	11,096	3,490	31.5%
Net unrealized gains on equity securities	8,050	575	7,475	NM
Net realized gains on investments	230	280	(50)	(17.9)%
Other expense, net	(38)	(112)	74	(66.1)%
Income before taxes	54,529	35,371	19,158	54.2%
Income tax expense	9,066	6,032	3,034	50.3%
Net income	$45,463	$29,339	$16,124	55.0%

Loss ratio	59.0%	59.3%
Expense ratio	25.2%	25.3%
Combined ratio	84.2%	84.6%

Annualized return on equity	18.5%	15.8%
Annualized operating return on equity(2)	15.9%	15.4%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $45.5 million for the nine months ended September 30, 2019 compared to $29.3 million for the nine months ended September 30, 2018, an increase of 55.0%. The increase in net income for the first nine months of 2019 over the same period last year was due to higher earned premiums, resulting from a combination of strong growth in broker submissions and a favorable E&S market, higher returns on our investment portfolio and higher favorable development on loss reserves related to prior accident years.
Underwriting income was $31.7 million for the nine months ended September 30, 2019 compared to $23.5 million for the nine months ended September 30, 2018, an increase of 34.7%. The corresponding combined ratios were 84.2% for the nine months ended September 30, 2019 compared to 84.6% for the nine months ended September 30,

2018. The increase in our underwriting income in the first nine months of 2019 compared to the same period last year was due to premium growth year over year and higher favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $277.6 million for the nine months ended September 30, 2019 compared to $203.4 million for the nine months ended September 30, 2018, an increase of $74.2 million, or 36.5%. The increase in gross written premiums for the first nine months of 2019 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from improving market conditions. The average premium on a policy written was approximately $7,800 in the first nine months of 2019 compared to approximately $7,600 in the first nine months of 2018. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $10,400 for the first nine months of 2019 and $10,200 for the first nine months of 2018.
Net written premiums increased by $68.6 million, or 39.4%, to $242.5 million for the nine months ended September 30, 2019 from $173.9 million for the nine months ended September 30, 2018. The increase in net written premiums for the first nine months of 2019 compared to the same period last year was primarily due to higher gross written premiums and higher retention of gross written premiums. The net retention ratio was 87.4% for the nine months ended September 30, 2019 compared to 85.5% for the same period last year. The increase in the net retention ratio was largely due higher retention levels on the reinsurance treaties effective with the June 1, 2019 contract renewal.
Net earned premiums increased by $46.9 million, or 30.6%, to $200.2 million for the nine months ended September 30, 2019 from $153.3 million for the nine months ended September 30, 2018 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.0% for the nine months ended September 30, 2019 compared to 59.3% for the nine months ended September 30, 2018. The decrease in the loss ratio in the first nine months of 2019 compared to the first nine months of 2018 was due primarily to higher favorable development on loss reserves from prior accident years.
During the first nine months of 2019 and 2018, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the nine months ended September 30, 2019, prior accident years developed favorably by $8.4 million, of which $14.8 million was attributable to accident years 2016 and 2018. This favorable development in 2019 was offset in part by adverse development in the accident years 2011 through 2015 of $6.4 million. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors to provide for emergence of reported losses over a longer period of time, which added a modest amount of conservatism to the Company’s incurred but not yet reported ("IBNR") reserves. During the nine months ended September 30, 2018, loss reserves for prior accident years developed favorably by $5.7 million, which was largely attributable to accident years 2016 and 2017 of $8.1 million. This favorable development in 2018 was offset in part by adverse development in the accident years 2011 through 2015 of $2.4 million.

The following table summarizes the loss ratios for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$124,917	62.4%	$96,115	62.7%
Current year catastrophe losses	1,554	0.8%	558	0.3%
Effect of prior year development	(8,350)	(4.2)%	(5,722)	(3.7)%
Total	$118,121	59.0%	$90,951	59.3%
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$34,470	17.2%	$26,652	17.4%
Ceding	(9,202)	(4.6)%	(7,624)	(5.0)%
Net commissions incurred	25,268	12.6%	19,028	12.4%
Other underwriting expenses	25,109	12.6%	19,739	12.9%
Underwriting, acquisition and insurance expenses	$50,377	25.2%	$38,767	25.3%
The expense ratio was 25.2% for the nine months ended September 30, 2019 compared to 25.3% for the nine months ended September 30, 2018. The decrease in the other underwriting expense ratio for the nine months ended September 30, 2019 compared to the same period last year reflected the benefit of higher net earned premiums without a proportional increase in total other underwriting expenses resulting from management's continued emphasis on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.6% for the nine months ended September 30, 2019 and 14.7% for the nine months ended September 30, 2018.
Investing results
Our net investment income increased by 31.5% to $14.6 million for the nine months ended September 30, 2019 from $11.1 million for the nine months ended September 30, 2018. This increase in the first nine months of 2019 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since September 30, 2018 and from slightly higher gross investment returns.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
($ in thousands)	2019	2018	Change	% Change

Interest from fixed-maturity securities	$13,376	$9,784	$3,592	36.7%
Dividends from equity securities	1,493	1,369	124	9.1%
Other	667	804	(137)	(17.0)%
Gross investment income	15,536	11,957	3,579	29.9%
Investment expenses	(950)	(861)	(89)	10.3%
Net investment income	14,586	11,096	3,490	31.5%
Net unrealized gains on equity securities	8,050	575	7,475	NM
Net realized gains on investments	230	280	(50)	(17.9)%
Total	$22,866	$11,951	$10,915	91.3%
NM - Percentage change not meaningful.
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.0% for the nine months ended September 30, 2019, compared to 2.9% for the nine months ended September 30, 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale investments for the nine months ended September 30, 2019 or 2018.
Income tax expense
Our income tax expense was $9.1 million for the nine months ended September 30, 2019 compared to $6.0 million for the nine months ended September 30, 2018. Our effective tax rate was approximately 16.6% for the nine months ended September 30, 2019 compared to 17.1% for the nine months ended September 30, 2018. The effective tax rates were lower than the federal statutory rate of 21% primarily due to the tax benefits from the exercise of stock options and from income generated by certain tax-advantaged investments.
Return on equity
Our annualized return on equity was 18.5% for the nine months ended September 30, 2019 compared to 15.8% for the nine months ended September 30, 2018. Our annualized operating return on equity was 15.9% for the nine months ended September 30, 2019 compared to 15.4% for the nine months ended September 30, 2018. The increase in annualized operating return on equity for the nine months ended September 30, 2019 compared to the prior-year period was attributable to premium growth and higher favorable development on loss reserves from prior accident years. The increase in the annualized operating return on equity for the nine months ended September 30, 2019 was tempered by the proceeds received from our equity offering in the third quarter of 2019.

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
In August 2019, we filed a universal shelf registration statement with the SEC that expires in 2022. We can use this shelf registration to issue an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
In January 2019, we purchased land for $2.5 million in Henrico County, Virginia for the development of a new corporate headquarters and we are currently targeting a third quarter 2020 completion date. The project is estimated to cost approximately $50 million to $55 million, substantially all of which we expect will be capitalized. We expect to fund the project through a combination of existing cash flows from operations and debt financing. At September 30, 2019, the balance of construction in progress related to the development project was $13.1 million, which is classified under property and equipment within "other assets" on the balance sheet.
In May 2019, we entered in to a Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior unsecured revolving credit facility of $50 million (the “Credit Facility”). As of September 30, 2019, there was $11.2 million outstanding under the Credit Facility. See "—Liquidity and Capital Resources, Credit agreement" below for further details regarding this financing.
In conjunction with filing our universal shelf registration statement, we completed an underwritten public offering and sold and issued an aggregate of 741,750 shares of common stock at a price to the public of $93 per share. We received aggregate net proceeds from the offering of approximately $65.9 million, after deducting underwriting discounts and commissions and offering costs. Net proceeds from this offering will be used to fund organic growth.

Our cash flows for the nine months ended September 30, 2019 and 2018 were:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$119,100	$78,406
Investing activities	(181,134)	(92,542)
Financing activities	73,253	(2,867)
Change in cash and cash equivalents	$11,219	$(17,003)
Net cash provided by operating activities was approximately $119.1 million for the nine months ended September 30, 2019, compared to $78.4 million for the same period in 2018. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, and changes in operating assets and liabilities.
Net cash used in investing activities was $181.1 million for the nine months ended September 30, 2019, compared to $92.5 million for the nine months ended September 30, 2018. Net cash used in investing activities during the first nine months of 2019 reflected purchases of fixed-maturity securities of $245.3 million, and included investment of the net proceeds from the equity offering during the third quarter of 2019 of $65.9 million. Purchases of fixed-maturity securities were comprised of asset and mortgage-backed securities, corporate bonds, and municipal securities. During the first nine months of 2019, we received proceeds of $32.5 million from sales of fixed-maturity securities, largely municipal bonds, and $44.5 million from redemptions of asset and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2019, purchases and sales of ETFs were $14.5 million and $13.8 million, respectively. During the third quarter of 2019, the Company reallocated its ETFs from foreign and small-cap funds to domestic equity funds. For the nine months ended September 30, 2019, purchases and sales of purchases of non-redeemable preferred stocks were $6.6 million and $7.0 million, respectively. Net cash used in investing activities included the purchase property and equipment of $12.4 million mostly related to the development of our new corporate headquarters, discussed previously.
Cash used in investing activities during the first nine months of 2018 reflected purchases of fixed-income securities of $170.9 million, principally corporate bonds and asset-backed securities. In addition, we purchased $8.8 million of equity securities during the first nine months of 2018, principally ETFs. During the first nine months of 2018, we received proceeds of $85.7 million from maturities and sales of fixed-maturity securities and $2.0 million from the sale of an intermediate-term bond ETF and preferred stocks.
During the first nine months of September 30, 2019, cash provided by financing activities reflected net proceeds from the equity offering of $65.9 million, which will be used for general corporate purposes, including to fund organic growth. In addition, we drew down $11.8 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During the first nine months of September 30, 2019, cash used in financing activities reflected dividends paid of $0.24 per common share, or $5.2 million in aggregate. During the first nine months of September 30 2018, cash used in financing activities primarily reflected dividends paid of $0.21 per common share, or $4.4 million in aggregate. Net proceeds received from our equity compensation plans were $1.4 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, debt issuance costs related to the Credit Facility previously discussed were $0.6 million.
Credit agreement
On May 28, 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of our new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of September 30, 2019, there was $11.2 million outstanding under the Credit Facility, net of debt issuance costs.

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
The following is a summary of our significant reinsurance programs as of September 30, 2019:

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

We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2019, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of September 30, 2019, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At September 30, 2019, total stockholders' equity was $390.0 million and tangible stockholders' equity was $387.2 million, compared to total stockholders' equity of $264.0 million and tangible stockholders' equity $261.2 million at December 31, 2018. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to proceeds received from the public equity offering, profits generated during the period, an increase in unrealized gains on available-for-sale investments, net of taxes, and activity related to stock-based compensation plans, offset in part by the payment of dividends.
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
Stockholders' equity at September 30, 2019 and December 31, 2018, reconciles to tangible stockholders' equity as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Stockholders' equity	$390,036	$263,986
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$387,241	$261,191
Investment portfolio
At September 30, 2019, our cash and invested assets of $868.9 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At September 30, 2019, the majority of the investment portfolio was comprised of fixed-maturity securities of $716.6 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2019, we also held $86.3 million of cash and cash equivalents and $65.9 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.2 years at September 30, 2019 and 3.9 years at December 31, 2018 and an average rating of "AA" at September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, the amortized cost and fair value on fixed-maturity securities were as follows:

	September 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$112	—%	$610	$611	0.1%
Obligations of states, municipalities and political subdivisions	145,834	153,635	21.4%	153,884	154,600	30.3%
Corporate and other securities	177,927	182,364	25.5%	97,889	96,752	19.0%
Commercial mortgage and asset-backed securities	190,472	193,906	27.1%	151,137	149,867	29.4%
Residential mortgage-backed securities	185,298	186,622	26.0%	110,717	108,421	21.2%
Total fixed-maturity securities	$699,641	$716,639	100.0%	$514,237	$510,251	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2019		December 31, 2018
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$209,697	29.3%	$133,028	26.1%
AA	255,940	35.7%	199,026	39.0%
A	164,262	22.9%	108,972	21.3%
BBB	82,185	11.5%	61,037	12.0%
Below BBB and unrated	4,555	0.6%	8,188	1.6%
Total	$716,639	100.0%	$510,251	100.0%
The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$12,905	$12,990	1.8%	$10,283	$10,252	2.0%
Due after one year through five years	110,503	113,402	15.8%	67,670	67,426	13.2%
Due after five years through ten years	78,077	81,102	11.3%	55,725	56,235	11.0%
Due after ten years	122,386	128,617	18.0%	118,705	118,050	23.1%
Commercial mortgage and asset-backed securities	190,472	193,906	27.1%	151,137	149,867	29.4%
Residential mortgage-backed securities	185,298	186,622	26.0%	110,717	108,421	21.3%
Total fixed maturities	$699,641	$716,639	100.0%	$514,237	$510,251	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2019, approximately 5.3% of our total cash and investments were invested in ETFs. At September 30, 2019 and December 31, 2018, our ETF balances were comprised of the following funds:

	September 30, 2019		December 31, 2018
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$34,824	76.2%	$19,899	51.0%
Dividend yield equity fund	10,884	23.8%	9,344	24.0%
Foreign stock market fund	—	—%	8,817	22.6%
Small-cap index	—	—%	927	2.4%
Total	$45,708	100.0%	$38,987	100.0%
As of September 30, 2019, approximately 2.3% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$16,775	83.0%	$14,618	78.1%
Utilities	2,963	14.7%	2,734	14.6%
Industrials and other	471	2.3%	1,372	7.3%
Total	$20,209	100.0%	$18,724	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at September 30, 2019 and December 31, 2018.

Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at September 30, 2019.
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

Net income for the three and nine months ended September 30, 2019 and 2018, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income	$12,976	$11,940	$45,463	$29,339
Income tax expense	2,217	2,155	9,066	6,032
Income before income taxes	15,193	14,095	54,529	35,371
Other expenses	—	107	57	121
Net investment income	(5,265)	(4,085)	(14,586)	(11,096)
Net unrealized gains on equity securities	(246)	(1,760)	(8,050)	(575)
Net realized (gains) losses on investments	(185)	6	(230)	(280)
Other income	(10)	(2)	(19)	(9)
Underwriting income	$9,487	$8,361	$31,701	$23,532
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
Net income for the three and nine months ended September 30, 2019 and 2018, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net operating earnings:
Net income	$12,976	$11,940	$45,463	$29,339
Net unrealized gains on equity securities, after taxes	(194)	(1,390)	(6,359)	(454)
Net realized (gains) losses on investments, after taxes	(146)	5	(182)	(221)
Net operating earnings	$12,636	$10,555	$38,922	$28,664

Operating return on equity:
Average equity (1)	$348,972	$252,925	$327,011	$248,047
Annualized return on equity (2)	14.9%	18.9%	18.5%	15.8%
Annualized operating return on equity (3)	14.5%	16.7%	15.9%	15.4%
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
Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

KINSALE CAPITAL GROUP, INC.
Date: October 31, 2019	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: October 31, 2019	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Senior Vice President, Chief Financial Officer and Treasurer