Form 10-K
period 2019-12-31
Kinsale Capital Group, Inc.
filed 2020-03-02
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0664337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2221 Edward Holland Drive, Suite 600
Richmond, Virginia 23230
(Address of principal executive offices, including zip code)
(804) 289-1300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KNSL	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Securities Exchange Act of 1934

Large Accelerated Filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2019 was approximately $1,836,524,103.
The number of the registrant’s common shares outstanding was 22,227,323 as of February 20, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

iii

PART I
Item 1. Business
Kinsale is a property and casualty insurance company that focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. Our experienced and cohesive management team has an average of over 25 years of experience in the E&S market. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
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
We have significantly grown our business and have generated attractive returns. During 2019, our gross written premiums increased over 40%, to $389.7 million for the year ended December 31, 2019. Our return on equity and combined ratios were 18.9% and 84.7%, respectively, for the year ended December 31, 2019. Our operating return on equity, a non-GAAP measure, was 15.9% for the year ended December 31, 2019. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of return on equity to operating return on equity.
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
On August 21, 2013, we established Aspera Insurance Services, Inc. ("Aspera"), an insurance broker. Aspera is domiciled in Virginia and is authorized to conduct business in Virginia, Alabama, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Vermont and Washington.
On December 3, 2018, we incorporated Kinsale Real Estate, Inc. ("Kinsale Real Estate"), as a wholly-owned subsidiary domiciled in Delaware, in order to acquire and hold real estate.
On December 3, 2018, we incorporated 2001 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to acquire and hold real estate.

Our Products
We write a broad array of insurance coverages for risks that are unique or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues, or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium per policy written by us in 2019 was approximately $8,200. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $10,800 in 2019. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2019, the percentage breakdown of our gross written premiums was 87.6% casualty and 12.4% property. Our commercial lines offerings include construction, small business, excess casualty, commercial property, product liability, allied health, general casualty, professional liability, life sciences, energy, management liability, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.3% of our gross written premiums in 2019 and is included with our property division.
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2018, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.6% and grew direct premiums written by 7.0% annually, versus 73.9% and 3.7% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2019, our loss and loss adjustment expense ratio was 59.9%.
Technology is a core competency. As an insurance company that was founded in 2009, we have the benefit of having built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experience. We operate on an integrated digital platform with a data warehouse that collects an array of statistical data. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect to quickly analyze trends across all functions in our business. Our customized proprietary system helps us to reduce the risk of administrative errors in our policy forms and include all of the necessary exclusions for the specified risk, and provides for the efficient and accurate handling of claims. Additionally, our systems enable us to rapidly respond to brokers, allowing our underwriters to reply to the majority of submissions within 24 hours, a significant benefit to our brokers. We believe that our technology platform will provide us with an enduring competitive advantage as it allows us to quickly respond to market opportunities, and will continue to scale as our business grows.
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process policy quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2019, our expense ratio was 24.8%.
Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. When we believe claims are without merit, we vigorously contest payment. We currently average 86 open claims per claims adjuster (84 open claims per claims adjuster excluding catastrophe claims), which we believe is significantly lower than industry average. As of December 31, 2019, our reserves for claims incurred but not reported were approximately 83.2% of our total net loss reserves. Of the total open claims as of December 31, 2019, only 38.6% were open for accident years 2017 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $49.9 billion of direct written premiums in 2018. Based on our 2019 gross written premiums of $389.7 million, our current market share is approximately 0.8%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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

2001 Maywill, LLC (Delaware limited liability company; real estate entity)

Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 4.9% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
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
For the year ended December 31, 2019, our largest brokers were R-T Specialty, LLC, which produced $47.2 million, or 12.1%, of our gross written premiums, and AmWINS Group, LLC, which produced $41.1 million, or 10.5%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2019.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2019, we paid an average commission to our brokers of 14.6% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.
We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	% of Total	2018	% of Total	2017	% of Total
	($ in thousands)
Gross written premiums by state:
California	$95,889	24.6%	$71,645	26.0%	$60,632	27.2%
Texas	48,829	12.5%	40,102	14.6%	31,732	14.2%
Florida	48,473	12.4%	32,414	11.8%	24,964	11.2%
New York	27,441	7.0%	14,311	5.2%	10,378	4.6%
Washington	17,339	4.4%	13,071	4.7%	11,454	5.1%
New Jersey	11,887	3.1%	6,890	2.5%	7,208	3.2%
Colorado	11,732	3.0%	6,395	2.3%	4,353	2.0%
Arizona	8,116	2.1%	5,469	2.0%	4,587	2.1%
Nevada	7,293	1.9%	5,859	2.1%	4,871	2.2%
Oregon	7,228	1.9%	4,671	1.7%	3,663	1.6%
All other states	105,467	27.1%	74,711	27.1%	59,349	26.6%
	$389,694	100.0%	$275,538	100.0%	$223,191	100.0%

Underwriting
Our underwriting department consisted of approximately 130 employees as of December 31, 2019. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 9 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2019, we received approximately 380,000 new business submissions, issued approximately 234,000 new quotes and bound 25,000 new policies for a policy to new submission ratio of 6.6%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers constrained by approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 99.8% of our Professional Liability premiums written in 2019, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of approximately 30 claims professionals who had an average of 12 years of claims experience in the P&C industry as of December 31, 2019. Our Chief Claims Officer has over 30 years of claims experience in large commercial and specialty insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
We focus on the effective management of the claims adjusting process. This process is achieved by extending low reserve and settlement authority levels to our front-line claim examiners; keeping the adjuster-to-supervisor ratios low to allow for greater supervision over the adjusting process; and monitoring the number of claims handled by each claims examiner. This method ensures that two or more members of the department participate in the decision-making process when appropriate; our claim examiners recognize and address key issues; and reserves are adjusted to the appropriate amount as necessary. We seek to manage the number of claims per claims examiner to allow our claim examiners sufficient time to review and investigate claims submitted. Moreover, prior to any scheduled mediation or trial, claims personnel conduct further peer review to ensure that issues and exposures have been adequately analyzed. In addition, our claim examiners work closely with members of the underwriting staff to keep them apprised of claim trends. Vendor management is also important, and our claim examiners work closely with our vendors to manage expenses and costs.
Information Technology
Our information technology department consisted of approximately 53 full time employees and contractors as of December 31, 2019. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experiences. Our proprietary technology platform is comprised of multiple applications and services linked together in an integrated system. Key applications and services supporting the core business were developed in-house. We designed the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and quickly provide us with useful information. Our insurance company subsidiary operates in a digital environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to full information regarding the account.
We use a browser-based platform approach to processing business. When a broker makes a submission, the information is transferred into our browser-based underwriting system. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.
Since inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information that we can use to improve our decision making. We refer to this repository as our data warehouse. The design of our data warehouse permits us to capture an array of statistical data, collected by the policy management systems at Kinsale. The data warehouse is easily searchable, collects and labels information in a consistent format and contains most of the underwriting and claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. We believe the proprietary technology platform, which includes the data warehouse, is a competitive advantage for us.
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
The following is a summary of our significant reinsurance programs as of December 31, 2019:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2019, all reinsurance contracts that our insurance subsidiary was party to were either with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2019, we have never had a loss for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $69.8 million at December 31, 2019, and recoverables on paid losses of $2.8 million at December 31, 2019. The following table provides a summary of our top five reinsurers, based on the amount recoverable, at December 31, 2019:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Swiss Reinsurance America Corp.	A+	$28,368
Munich Reinsurance America, Inc.	A+	14,627
SCOR Reinsurance Co.	A+	9,616
Arch Reinsurance Co.	A+	5,924
Odyssey America Reinsurance Corp.	A	5,240
Total for Top Five		63,775
All others		8,799
Total		$72,574
We did not have reinsurance recoverables greater than $3.0 million at December 31, 2019 from any individual reinsurer other than the five listed above.
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

Our cash and invested assets generally consist of fixed-maturity securities, short-term investments, cash and cash equivalents, exchange traded funds and preferred stock (classified as equity securities on the balance sheet). Our fixed-maturity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on those securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity securities are carried at fair value. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"), which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Before the adoption of ASU 2016-01, our equity securities were classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments, if any, are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.
Our cash and invested assets totaled $908.2 million at December 31, 2019 and $643.1 million at December 31, 2018, and is summarized as follows:

	December 31, 2019		December 31, 2018
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	—%	$611	0.1%
Obligations of states, municipalities and political subdivisions	172,893	19.0%	154,600	24.0%
Corporate and other securities	184,768	20.4%	96,752	15.0%
Commercial mortgage and asset-backed securities	197,970	21.8%	149,867	23.3%
Residential mortgage-backed securities	173,789	19.1%	108,421	16.9%
Total fixed maturities	729,532	80.3%	510,251	79.3%

Equity securities:
Exchange traded funds	54,463	6.0%	38,987	6.1%
Nonredeemable preferred stock	23,831	2.6%	18,724	2.9%
Total equity securities	78,294	8.6%	57,711	9.0%

Cash and cash equivalents	100,408	11.1%	75,089	11.7%
Total	$908,234	100.0%	$643,051	100.0%
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

December 31, 2019, our fixed-maturity portfolio, including cash equivalents, had an average duration of 4.3 years and had an average rating of "AA."
The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2019:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$112	$—	$—	$—	$112
Obligations of states, municipalities and political subdivisions	14,928	112,817	45,097	—	51	172,893
Corporate and other securities	—	9,234	107,230	63,950	4,354	184,768
Commercial mortgage and asset-backed securities	141,703	25,630	20,418	10,219	—	197,970
Residential mortgage-backed securities	56,543	112,080	3,593	703	870	173,789
Total fixed maturities	$213,174	$259,873	$176,338	$74,872	$5,275	$729,532
The fair value of our investments in fixed-maturity securities at December 31, 2019, summarized by stated maturities follows:

	December 31, 2019
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$9,990	1.4%
Due after one year through five years	118,611	16.3%
Due after five years through ten years	82,314	11.3%
Due after ten years	146,858	20.1%
Commercial mortgage and asset-backed securities	197,970	27.1%
Residential mortgage-backed securities	173,789	23.8%
Total fixed maturities	$729,532	100.0%
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2019, our fixed-maturity security portfolio contained $173.8 million (23.8%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.

At December 31, 2019, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $184.8 million. A summary of these securities by industry segment is shown below as of December 31, 2019:

	December 31, 2019
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$111,904	60.6%
Financial	58,681	31.7%
Utilities	14,183	7.7%
Total	$184,768	100.0%
Approximately 6% of our total cash and investments were invested in exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2019, our ETF balance was comprised of the following funds:

	December 31, 2019
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$42,873	78.7%
Dividend yield equity fund	11,590	21.3%
Total	$54,463	100.0%
Approximately 3% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2019:

	December 31, 2019
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$20,369	85.5%
Financial	2,992	12.5%
Utilities	470	2.0%
Total	$23,831	100.0%
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
Today, our primary competitors in the E&S sector include Alleghany Corporation, Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., Markel Corporation, ProSight Global, Inc., RLI Corp. and W. R. Berkley Corporation.
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
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators are continually re-examining existing laws and regulations, specifically focusing on issues relating to the solvency of insurance companies, group capital requirements, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the "FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. See "—Federal and state legislative and regulatory changes" below.
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
As Kinsale Insurance is domiciled in Arkansas, the insurance laws and regulations of that state would be applicable to any proposed acquisition of control of Kinsale Insurance. Under applicable Arkansas insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Arkansas insurance laws and regulations contain a rebuttable presumption of control if any person directly or indirectly acquires ten percent or more of the voting stock of an Arkansas-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Kinsale Insurance and would trigger the applicable change of control filing requirements under Arkansas insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Arkansas Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.
Restrictions on paying dividends
State insurance laws restrict the ability of insurance companies to declare and pay stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on an insurer’s business.
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
Enterprise risk and other developments
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. Recent efforts by the NAIC to establish group capital standards are consistent with this initiative. State insurance holding company laws, including those in Arkansas, address "enterprise" risk - the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. Under Arkansas insurance holding company laws, the ultimate controlling person of insurers subject to registration is required to file an annual enterprise risk report with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC.
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
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The New York Department of Financial Services (DFS) issued new regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017. The regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We annually file our program compliance certifications pertaining to the DFS cybersecurity requirements in New York.
Federal and state legislative and regulatory changes
The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act. Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government’s regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the surplus lines sector (among others).
The Dodd-Frank Act incorporates the Nonadmitted and Reinsurance Reform Act of 2010 ("NRRA"), which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.
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
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a “covered agreement” with the European Union (the “Covered Agreement”). After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the Covered Agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. The Covered Agreement was formally entered into on September 22, 2017. A covered agreement between the United States and the United Kingdom extending terms nearly identical to the EU Covered Agreement to insurers and reinsurers operating in the UK following Brexit was entered into on December 11, 2018.
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
On June 25, 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation in order to satisfy the substantive and timing requirements of the Covered Agreement. These amendments pave the way for state legislatures to bring their credit for reinsurance laws into compliance with the Covered Agreement's zero reinsurance collateral provisions by September 2022, thereby avoiding a potential federal preemption of these laws.
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
Periodic financial and market conduct examinations
The insurance regulatory authority in the State of Arkansas, our insurance subsidiary’s state of domicile, conducts on-site visits and examinations of the affairs of our insurance subsidiary, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and, in that connection, to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.
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
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2019, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Employees
As of February 20, 2020, we had 275 employees, all of whom were employed by us through arrangements with Kinsale Management, Inc. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our resources:

•
When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 81.4% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2019.

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
We distribute the majority of our products through a select group of brokers. Of our 2019 gross written premiums, 49.6%, or $193.2 million, were distributed through six of our approximately 169 brokers, two of which accounting for 22.6%, or $88.3 million, of our 2019 gross written premiums.
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
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $78.3 million as of December 31, 2019.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2020 without regulatory approval is $40.7 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2019, we had $88.7 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
Our business is highly dependent upon our information technology and telecommunications systems, including our browser-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. In addition, some of these systems include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents, third-party system or network outages or computer malware may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency and other plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
Our operations depend on the reliable and secure processing, storage and transmission of confidential and other data and information in our computer systems and networks. Computer malware, hackers, employee misconduct and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, personally identifiable, sensitive, confidential and proprietary data by electronic means and are subject to data privacy laws and regulations enacted in the jurisdictions in which we do business.
While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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

Any cloud provider service failure or control weakness could adversely affect our business.
We employ cloud-based services to host our applications and intend to expand our use. As we expand our use of cloud-based services, we will increasingly rely on third-party cloud providers to maintain appropriate controls and safeguards to protect confidential information we receive, including personal, personally identifiable, sensitive, confidential or proprietary data, and the integrity and continuous operation of our proprietary technology platform. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. Outside parties may be able to circumvent controls or exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Migrating to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices and insurance operations are located in Richmond, Virginia, which occupy approximately 53,000 square feet of office space for annual rent of approximately $0.4 million. The lease for this space expires in 2020. During 2019, we purchased land in Henrico County, Virginia and began construction of a new corporate headquarters.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. As of February 20, 2020, we had 97 stockholders of record of our common stock.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 28, 2016 (the date our common stock began trading on Nasdaq) through December 31, 2019.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	July 28, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019

Kinsale Capital Group, Inc.	$100.00	$186.12	$247.91	$307.63	$565.00
Nasdaq Composite Index	$100.00	$105.01	$136.14	$132.27	$180.80
Nasdaq Insurance Index	$100.00	$114.29	$133.66	$126.11	$152.18

Item 6. Selected Consolidated Financial and Other Data
The following tables present our selected consolidated financial and other data, at the dates and for the periods indicated. The selected consolidated financial and other data set forth below as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements for those years.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except for per share data)
Revenues:
Gross written premiums	$389,694	$275,538	$223,191	$188,478	$177,009
Ceded written premiums(1)	(47,633)	(39,924)	(33,719)	(21,214)	(92,991)
Net written premiums	$342,061	$235,614	$189,472	$167,264	$84,018

Net earned premiums	$282,981	$212,688	$176,053	$133,816	$74,322
Net investment income	20,133	15,688	10,569	7,487	5,643
Net investment gains (losses)(2)	12,748	(6,274)	151	176	59
Other income	26	12	3	136	572
Total revenues	315,888	222,114	186,776	141,615	80,596

Expenses:
Losses and loss adjustment expenses(1)	169,563	128,041	103,680	70,961	42,238
Underwriting, acquisition and insurance expenses(1)	70,217	53,425	44,146	28,551	2,809
Other expenses	57	168	429	2,567	1,992
Total expenses	239,837	181,634	148,255	102,079	47,039
Income before income taxes	76,051	40,480	38,521	39,536	33,557
Income tax expense(3)	12,735	6,693	13,620	13,369	11,284
Net income	$63,316	$33,787	$24,901	$26,167	$22,273
Underwriting income(4)	$43,201	$31,222	$28,227	$34,304	$29,275

Per common share data:
Basic earnings per share:
Common stock	$2.94	$1.60	$1.19	$0.57	$—
Class A common stock(5)	—	—	—	0.98	1.53
Class B common stock(5)	—	—	—	0.48	0.84
Diluted earnings per share:
Common stock	$2.86	$1.56	$1.16	$0.56	$—
Class A common stock(5)	—	—	—	0.98	1.53
Class B common stock(5)	—	—	—	0.46	0.81
Cash dividends declared and paid	0.32	0.28	0.24	0.10	—

	At December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Balance sheet data:
Cash and invested assets	$908,234	$643,051	$561,070	$480,349	$368,685
Premiums receivable, net	34,483	24,253	19,787	16,984	15,550
Reinsurance recoverables(1)	72,574	56,788	49,593	70,317	95,670
Ceded unearned premiums(1)	16,118	16,072	13,858	13,512	39,329
Intangible assets	3,538	3,538	3,538	3,538	3,538
Total assets	1,090,550	773,063	667,849	614,389	545,278

Reserves for unpaid losses and loss adjustment expenses	460,058	369,152	315,717	264,801	219,629
Unearned premiums	187,374	128,250	103,110	89,344	81,713
Funds held for reinsurers(1)	—	—	—	36,497	87,206
Debt	16,744	—	—	—	29,603
Total liabilities	684,670	509,077	429,660	404,175	431,827
Total stockholders' equity	405,880	263,986	238,189	210,214	113,451

Other data:
Tangible stockholders' equity(6)	$403,085	$261,191	$235,394	$207,914	$111,151
Debt to total capitalization ratio(7)	4.1%	—%	—%	—%	20.8%
Statutory capital and surplus(8)	$348,811	$233,500	$213,833	$193,387	$127,675

	Year Ended December 31,
	2019	2018	2017	2016	2015
Underwriting and other ratios:
Loss ratio(9)	59.9%	60.2%	58.9%	53.0%	56.8%
Expense ratio(10)	24.8%	25.1%	25.1%	21.3%	3.8%
Combined ratio(11)	84.7%	85.3%	84.0%	74.3%	60.6%

Adjusted loss ratio(12)	NA	NA	NA	50.0%	51.5%
Adjusted expense ratio(12)	NA	NA	NA	26.8%	26.0%
Adjusted combined ratio(12)	NA	NA	NA	76.8%	77.5%

Return on equity(13)	18.9%	13.5%	11.1%	16.2%	21.6%
Operating return on equity(14)	15.9%	15.4%	11.9%	16.1%	21.6%
(1) Prior to our IPO in 2016, a significant amount of our business was reinsured through our multi-line quota share reinsurance treaty ("MLQS") with third-party reinsurers. The MLQS transferred a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a portion of the gross written premiums on that business. Effective January 1, 2017, the Company commuted the remaining outstanding MLQS covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.

(2) Effective January 1, 2018, we adopted ASU 2016-01, which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income.
(3) During the fourth quarter of 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted, which lowered the federal corporate tax rate from 35% to 21% starting January 1, 2018. As a result of the TCJA enactment, deferred tax balances were remeasured to reflect the lower rate, which resulted in charge to tax expense of $1.9 million for the year ended December 31, 2017.
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
(7) The ratio, expressed as a percentage, of total indebtedness for borrowed money, including financing leases, to the sum of total indebtedness for borrowed money, including financing leases, and stockholders’ equity.
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
(12) The adjusted loss ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. As previously discussed, the Company participated in a MLQS that transferred a portion of its risk related to certain lines of business to reinsurers that received a portion of the direct written premiums on that business. We define our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio as each of our loss ratio, expense ratio and combined ratio, respectively, excluding the effects of the MLQS. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our loss ratio, expense ratio and combined ratio to our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio.
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
Year ended December 31, 2018 compared to year ended December 31, 2017
For a comparison of years ended December 31, 2018 and December 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2019, the percentage breakdown of our gross written premiums was 87.6% casualty and 12.4% property. Our commercial lines offerings include construction, small business, excess casualty, commercial property, product liability, allied health, general casualty, professional liability, life sciences, energy, management liability, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4.3% of our gross written premiums in 2019.
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including employment costs, telecommunication and technology costs, and legal and auditing fees.
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

Change in fair value of equity securities
Change in fair value of equity securities represents the increase or decrease in the market value of equity securities held during the period.
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
Return on equity is net income as a percentage of average beginning and ending total stockholders’ equity during the period.
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

Results of Operations
Year ended December 31, 2019 compared to year ended December 31, 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
($ in thousands)	2019	2018	Change	Percent

Gross written premiums	$389,694	$275,538	$114,156	41.4%
Ceded written premiums	(47,633)	(39,924)	(7,709)	19.3%
Net written premiums	$342,061	$235,614	$106,447	45.2%

Net earned premiums	$282,981	$212,688	$70,293	33.0%
Losses and loss adjustment expenses	169,563	128,041	41,522	32.4%
Underwriting, acquisition and insurance expenses	70,217	53,425	16,792	31.4%
Underwriting income (1)	43,201	31,222	11,979	38.4%
Other expenses, net	(31)	(156)	125	(80.1)%
Net investment income	20,133	15,688	4,445	28.3%
Change in fair value of equity securities	12,389	(6,555)	18,944	NM
Net realized gains on investments	359	281	78	27.8%
Income before taxes	76,051	40,480	35,571	87.9%
Income tax expense	12,735	6,693	6,042	90.3%
Net income	$63,316	$33,787	$29,529	87.4%

Return on equity	18.9%	13.5%
Operating return on equity (2)	15.9%	15.4%

Loss ratio	59.9%	60.2%
Expense ratio	24.8%	25.1%
Combined ratio	84.7%	85.3%
NM - Percentage change is not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to operating income.
Net income was $63.3 million for the year ended December 31, 2019 compared to $33.8 million for the year ended December 31, 2018, an increase of $29.5 million, or 87.4%. The increase in net income in 2019 over 2018 was due to a number of factors including, higher fair value of equity securities, higher underwriting income resulting from favorable E&S market conditions and strong growth in written premiums, and an increase in investment income. The change in fair value of equity investments for the year ended December 31, 2019 reflected favorable valuations in the broader stock market compared to the prior year, which experienced a significant decline in the fourth quarter of 2018. The increase in net investment income was largely due to higher investment balances resulting from growth in the business.
Our underwriting income was $43.2 million for the year ended December 31, 2019 compared to $31.2 million for the year ended December 31, 2018, an increase of $12.0 million, or 38.4%. The increase in our underwriting income was attributable to a combination of growth in the business, lower catastrophe losses and higher net favorable development of loss reserves for prior accident years. The corresponding combined ratios were 84.7% for the year ended December 31, 2019 compared to 85.3% for the year ended December 31, 2018.
Premiums
Gross written premiums were $389.7 million for the year ended December 31, 2019 compared to $275.5 million for the year ended December 31, 2018, an increase of $114.2 million, or 41.4%. The increase in gross written premiums for the for the year ended December 31, 2019 over the prior year was due to higher submission activity from brokers across most lines of business and better pricing on bound accounts, resulting from favorable market conditions. The average premium per policy written by us was $8,200 in 2019 compared to $7,800 in 2018. Excluding our personal lines insurance, which has relatively low premiums per policy written, the average premium per policy written was approximately $10,800 in 2019 compared to $10,400 in 2018. The increase in the average premium per policy written was due to changes in the mix of business and higher rates on bound accounts during 2019 compared to the prior year. The changes in gross written premiums were most notable in the following lines of business:

•	Construction, which represented approximately 18.2% of our gross written premiums in 2019, increased by $20.2 million, or 39.6%, for the year ended December 31, 2019 over the prior year;

•	Commercial property, which represented approximately 7.5% of our gross written premiums in 2019, increased by $19.9 million, or 217.6%, for the year ended December 31, 2019 over the prior year;

•	Small business, which represented approximately 16.2% of our gross written premiums in 2019, increased by $18.8 million, or 42.4%, for the year ended December 31, 2019 over the prior year, and

•	Excess casualty, which represented approximately 13.1% of our gross written premiums in 2019, increased by $13.8 million, or 37.0%, for the year ended December 31, 2019 over the prior year.
Net written premiums increased by $106.4 million, or 45.2%, to $342.1 million for the year ended December 31, 2019 from $235.6 million for the year ended December 31, 2018. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2019. Our net retention ratio was 87.8% for the year ended December 31, 2019 compared to 85.5% for the year ended December 31, 2018. The increase in the net retention ratio was largely due to raising our retentions on our reinsurance treaties effective with the June 1, 2019 contract renewal.
Net earned premiums were $283.0 million for the year ended December 31, 2019 compared to $212.7 million for the year ended December 31, 2018, an increase of $70.3 million, or 33.0%. As previously discussed, the increase was due to growth in gross written premiums in 2019 compared to 2018.
Loss ratio
Our loss ratio was 59.9% for the year ended December 31, 2019 compared to 60.2% for the year ended December 31, 2018. The slight decrease in the loss ratio for the year ended December 31, 2019 was due to lower current year catastrophe losses in 2019 compared to 2018.
For each year of 2019 and 2018, the overall favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected for certain accident years. During the year ended December 31, 2019, prior accident years developed favorably by $9.4 million, of which $14.6 million was attributable to accident years 2017 and 2018. This favorable development was offset in part by adverse development from accident years 2011 through 2015 of $5.2 million. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors in certain lines to provide for emergence of reported losses over a longer period of time, which added a modest amount of conservatism to the Company’s incurred but not reported ("IBNR") reserves. On an inception-to-date basis, all accident years have developed favorably, with the exception of the 2011 accident year.
During the year ended December 31, 2018, loss reserves for prior accident years developed favorably by $7.0 million, which was largely attributable to accident years 2016 and 2017 of $10.6 million. This favorable development was offset in part by adverse development in the accident years 2011 through 2015 of $3.6 million.
The following tables summarize the effect of the factors indicated above on the loss ratios for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$175,939	62.1%	$129,346	60.8%
Current accident year - catastrophe losses	3,047	1.1%	5,732	2.7%
Effect of prior year development	(9,423)	(3.3)%	(7,037)	(3.3)%
Total	$169,563	59.9%	$128,041	60.2%
Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$48,382	17.1%	$36,885	17.3%
Ceding	(12,347)	(4.4)%	(10,448)	(4.9)%
Net commissions incurred	36,035	12.7%	26,437	12.4%
Other underwriting expenses	34,182	12.1%	26,988	12.7%
Underwriting, acquisition, and insurance expenses	$70,217	24.8%	$53,425	25.1%
The overall expense ratio was lower for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in the expense ratio was due to higher net earned premiums without a proportional increase in the amount of other underwriting expenses. This decrease was offset in part by higher net commissions incurred as a percentage of earned premiums year over year, which was largely due to lower ceding commissions as a result of a change in the mix of business, some of which has no ceding commissions. In addition, as previously discussed, we increased the retention on our reinsurance treaties, which resulted in lower ceded premiums and associated commissions for the year ended December 31, 2019. Direct commissions paid as a percent of gross written premiums was 14.6% and 14.7% for the years ended December 31, 2019 and 2018, respectively.
Investing results
Our net investment income increased by 28.3% to $20.1 million for the year ended December 31, 2019 from $15.7 million for the year ended December 31, 2018, primarily due to growth in our investment portfolio balance generated from excess operating funds and to a lesser degree, proceeds from our equity offering in August 2019.
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
($ in thousands)	2019	2018	Change

Interest from fixed-maturity securities	$18,545	$13,772	$4,773
Dividends on equity securities	2,136	2,014	122
Other	842	1,017	(175)
Gross investment income	21,523	16,803	4,720
Investment expenses	(1,390)	(1,115)	(275)
Net investment income	20,133	15,688	4,445
Change in the fair value of equity securities	12,389	(6,555)	18,944
Net capital gains	359	281	78
Net investment (losses) gains	12,748	(6,274)	19,022
Total	$32,881	$9,414	$23,467
The weighted average duration of our fixed income portfolio, including cash equivalents, was 4.3 years at December 31, 2019 and 3.9 years at December 31, 2018. Our investment portfolio had a gross return of 3.1% as of December 31, 2019, compared to 3.0% as of December 31, 2018.
During the year ended December 31, 2019, we recognized unrealized gains related to our equity portfolio of $12.4 million. These gains resulted from higher equity valuations for the year ended December 31, 2019 and was reflective of gains in the broader stock markets during this period. For the year ended December 31, 2018, we recognized unrealized losses related to our equity portfolio of $6.6 million and was largely due to a significant decline in the broader stock markets, which occurred during the fourth quarter of 2018.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether any other-than-temporary impairment has occurred. Management concluded that there were no other-than-temporary impairments from available-for-sale securities with unrealized losses for the year ended December 31, 2019 or 2018.
Income tax expense
Our effective tax rate for the year ended December 31, 2019 was approximately 16.7% compared to 16.5% for the year ended December 31, 2018. The effective tax rate was lower than the statutory rate of 21% principally due to stock options exercised and the recognition of tax benefits related to income tax-advantaged investment securities.

Return on equity
Our return on equity was 18.9% for the year ended December 31, 2019 compared to 13.5% for the year ended December 31, 2018. Operating return on equity was 15.9% for the full year of 2019, an increase from 15.4% for the full year of 2018. The increase in the operating return on equity was primarily due to growth in the business year over year, offset in part by the impact of the equity offering of $65.9 million in August 2019.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2020 without regulatory approval is $40.7 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $5.0 million of dividends to us during 2019. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2019, our holding company had $14.7 million in cash and investments, compared to $10.0 million as of December 31, 2018.
Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.

In January 2019, we purchased land for $2.5 million in Henrico County, Virginia for the development of a new corporate headquarters and we are currently targeting a third quarter 2020 completion date. The project is estimated to cost approximately $50 million to $55 million, substantially all of which we expect will be capitalized. We expect to fund the project through a combination of existing cash flows from operations and debt financing. The current balance of construction in progress related to this project is $19.8 million at December 31, 2019, which is classified under property and equipment within "other assets" on the balance sheet. See "—Liquidity and Capital Resources, Credit agreement" below for further details regarding this financing.
Credit agreement
On May 28, 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of our new headquarters and may also be used for working capital and general corporate purposes. As of December 31, 2019, there was $16.7 million outstanding under the credit facility (the "Credit Facility"), net of debt issuance costs.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% or 1.75%, depending on which interest option was applicable for the particular ABR loan.
In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the London interbank offered rate. As a result, it is possible that commencing in 2022, the London interbank offered rate may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on Eurodollar loans. The Credit Agreement provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2019, the Company was in compliance with all of its financial covenants under the Credit Facility.
Shelf registration
In August 2019, we filed a universal shelf registration statement with the SEC that expires in 2022. We can use this shelf registration to issue an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
In conjunction with filing our universal shelf registration statement, we completed an underwritten public offering and sold and issued an aggregate of 741,750 shares of common stock at a price to the public of $93 per share. We received aggregate net proceeds from the offering of approximately $65.9 million, after deducting underwriting discounts and commissions and offering costs. Net proceeds from this offering were used for general corporate purposes, including to fund organic growth.
Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, consulting services and taxes. As described under "—Reinsurance" below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Our cash flows for the years ended December 31, 2019 and 2018 were:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$178,357	$103,980
Investing activities	(230,793)	(106,540)
Financing activities	77,755	(4,098)
Change in cash and cash equivalents	$25,319	$(6,658)
We have historically generated positive operating cash flows. The increase in cash provided by operating activities in 2019 compared to 2018 was due primarily to growth in business and the timing of claim payments and reinsurance recoverable balances. Cash flows from operations were used to fund investing activities and to pay dividends to our stockholders.
Net cash used in investing activities increased by $124.3 million in 2019 from 2018, which reflected higher proceeds from growth in our business operations and proceeds from our equity offering in August 2019 of $65.9 million. These proceeds were used to purchase fixed-maturity securities, particularly corporate bonds and residential mortgage-backed securities of $203.0 million, and to a lesser extent, other asset-backed securities of $60.4 million and municipal bonds of $42.8 million. During 2019, we also received proceeds of $35.5 million from sales of fixed-maturity securities, largely municipal bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $67.9 million from redemptions of asset and mortgage-backed securities and corporate bonds.
During 2019, the Company reallocated its ETFs from foreign and small-cap funds to domestic equity funds to more closely mirror the broader U.S. stock market. For the year ended December 31, 2019, purchases and sales of ETFs were $19.3 million and $13.7 million, respectively. For the year ended December 31, 2019, purchases and sales of non-redeemable preferred stocks were $10.6 million and $7.8 million, respectively. Net cash used in investing activities during 2019 included purchases of property and equipment of $19.6 million and was principally comprised of expenditures related to the construction of our new corporate headquarters, discussed previously.
Net cash used in investing activities during the year ended December 31, 2018 reflected purchases of fixed-maturity securities, particularly other asset-backed securities and, to a lesser extent, corporate bonds and residential and commercial mortgage obligations. This was offset in part by redemptions of asset and mortgage-backed securities and corporate bonds.
For the year ended December 31, 2019, net cash provided by financing activities was $77.8 million and reflected the proceeds from our equity offering of $65.9 million, previously discussed, and the drawdown of $17.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During the year ended December 31, 2019, we paid dividends of $0.32 per common share, or $6.9 million in the aggregate. During 2019, we received proceeds of $2.8 million from the exercise of vested stock options.
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
For the year ended December 31, 2019, property insurance represented 12.4% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk. We use computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2019, we purchased catastrophe reinsurance coverage of $77.5 million per event in excess of our $7.5 million per event retention.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for amounts considered uncollectible. At December 31, 2019, there was no allowance for uncollectible reinsurance. As of December 31, 2019, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2019, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 88.8% of the total balance.
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
Contractual obligations and commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$460,058	$89,400	$156,214	$90,560	$123,884
Headquarters construction costs	26,917	26,917	—	—	—
Credit facility	19,963	608	1,208	18,147	—
Operating lease obligations	400	400	—	—	—
Total	$507,338	$117,325	$157,422	$108,707	$123,884
Reserves for losses and loss adjustment expenses
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses totaled $72.6 million at December 31, 2019.
Headquarters construction costs
We have entered into various agreements under which we have incurred obligations relating to our plans to build our corporate headquarters. We expect the overall project to cost approximately $50 million to $55 million and we are currently targeting a third quarter 2020 completion date. At December 31, 2019 we incurred costs of approximately $19.8 million toward the project, including approximately $2.5 million to purchase the land. Our contractual obligations include payments which will become due under the construction agreement and project development agreement. These costs are based on our current estimates; however, the costs we actually incur and the timing of the actual payments may vary from these estimates.
Credit facility
As of December 31, 2019, we had $17.3 million outstanding under the Credit Facility, which has a maturity of May 28, 2024. Interest on the outstanding amounts is estimated based on 3-month LIBOR plus a margin of 1.75%. Current borrowings under the Credit Facility have been used to fund construction of our new headquarters and we anticipate utilizing the Credit Facility to fund the remaining construction costs. However, we may choose to fund the project with other resources or may decide to repay the Credit Facility without penalty. As a result, actual amounts paid and the associated interest may differ from the estimates presented.
Financial Condition
Stockholders' equity
At December 31, 2019, total stockholders' equity was $405.9 million and tangible stockholders' equity was $403.1 million, compared to total stockholders' equity of $264.0 million and tangible stockholders' equity of $261.2 million at December 31, 2018. The increase in both total stockholders' equity and tangible stockholders' equity in 2019 compared to 2018 was primarily due to proceeds received from the public equity offering in August of 2019, profits generated during the period, an increase in unrealized gains on available-for-sale investments, net of taxes, and net activity related to stock-based compensation plans. These increases were offset in part by the dividends declared during 2019.
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
Stockholders' equity at December 31, 2019, 2018, 2017, 2016 and 2015, reconciles to tangible stockholders' equity as follows:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stockholders' equity	$405,880	$263,986	$238,189	$210,214	$113,451
Less: Intangible assets, net of deferred taxes	2,795	2,795	2,795	2,300	2,300
Tangible stockholders' equity	$403,085	$261,191	$235,394	$207,914	$111,151
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

During 2019, 62,015 shares of restricted stock awards were granted under the 2016 Incentive Plan to the Company’s employees and non-employee directors. The restricted stock had a weighted average fair value on the date of grant of $80.59 per share and vest over a term of 1 to 4 years.
On January 1, 2020, the Board of Directors granted 4,428 shares of restricted stock under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $101.66 per share and will vest over a 1 year period.
Dividend declarations
On February 14, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on March 14, 2019 to all stockholders of record on February 28, 2019.
On May 23, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on June 13, 2019 to all stockholders of record on June 3, 2019.
On August 15, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on September 12, 2019 to all stockholders of record on August 29, 2019.
On November 13, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on December 12, 2019 to all stockholders of record on November 29, 2019.
On February 13, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend is payable on March 12, 2020 to all stockholders of record on February 28, 2020.
Investment portfolio
At December 31, 2019, our cash and invested assets of $908.2 million consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At December 31, 2019, the majority of the investment portfolio was comprised of fixed-maturity securities of $729.5 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2019, we also held $100.4 million of cash and cash equivalents and $78.3 million of equity securities, which are comprised of ETFs and non-redeemable preferred stock. Effective January 1, 2018, we adopted a new accounting standard ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016") which eliminated the available-for-sale classification for equity securities and required changes in unrealized gains and losses in fair value of these investments to be recognized in net income. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years and an average rating of "AA" at December 31, 2019. Our investment portfolio, excluding cash equivalents, had a gross return of 3.1% as of December 31, 2019, compared to 3.0% as of December 31, 2018.

At December 31, 2019, the amortized cost and fair value of our investments were as follows:

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$112	—%
Obligations of states, municipalities and political subdivisions	166,312	172,893	21.4%
Corporate and other securities	180,287	184,768	22.9%
Asset-backed securities	195,750	197,970	24.5%
Residential mortgage-backed securities	172,358	173,789	21.5%
Total fixed maturities	714,817	729,532	90.3%

Equity securities:
Exchange traded funds	40,842	54,463	6.7%
Nonredeemable preferred stock	23,403	23,831	3.0%
Total equity securities	64,245	78,294	9.7%
Total investments	$779,062	$807,826	100.0%
The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$213,174	29.2%
AA	259,873	35.6%
A	176,338	24.2%
BBB	74,872	10.3%
Below BBB	5,275	0.7%
Total	$729,532	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2019, were as follows:

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,940	$9,990	1.4%
Due after one year through five years	115,480	118,611	16.3%
Due after five years through ten years	79,235	82,314	11.3%
Due after ten years	142,054	146,858	20.1%
Asset-backed securities	195,750	197,970	27.1%
Residential mortgage-backed securities	172,358	173,789	23.8%
Total fixed maturities	$714,817	$729,532	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $6.9 million at December 31, 2019 and 2018.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2019.
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

Net income for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015

Net income	$63,316	$33,787	$24,901	$26,167	$22,273
Income tax expense	12,735	6,693	13,620	13,369	11,284
Income before taxes	76,051	40,480	38,521	39,536	33,557
Other expenses	57	168	429	2,567	1,992
Net investment income	(20,133)	(15,688)	(10,569)	(7,487)	(5,643)
Change in the fair value of equity securities	(12,389)	6,555	—	—	—
Net realized investment gains	(359)	(281)	(151)	(176)	(59)
Other income	(26)	(12)	(3)	(136)	(572)
Underwriting income	$43,201	$31,222	$28,227	$34,304	$29,275
Reconciliation of adjusted loss ratio, adjusted expense ratio and adjusted combined ratio
Our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. We define our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio as each of our loss ratio, expense ratio and combined ratio, respectively, excluding the effects of the MLQS. We use these adjusted ratios as an internal performance measure in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Our adjusted loss ratio, adjusted expense ratio and adjusted combined ratio should not be viewed as substitutes for our loss ratio, expense ratio and combined ratio, respectively, which are presented in accordance with GAAP.
The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following tables summarize the effect of the MLQS on our underwriting income for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Net earned premiums	$133,816	$(16,996)	$150,812	$74,322	$(67,950)	$142,272
Losses and loss adjustment expenses	(70,961)	4,380	(75,341)	(42,238)	30,978	(73,216)
Underwriting, acquisition and insurance expenses	(28,551)	11,936	(40,487)	(2,809)	34,254	(37,063)
Underwriting income	$34,304	$(680)	$34,984	$29,275	$(2,718)	$31,993

Loss ratio	53.0%	25.8%	—	56.8%	45.6%	—
Expense ratio	21.3%	70.2%	—	3.8%	50.4%	—
Combined ratio	74.3%	96.0%	—	60.6%	96.0%	—

Adjusted loss ratio	—	—	50.0%	—	—	51.5%
Adjusted expense ratio	—	—	26.8%	—	—	26.0%
Adjusted combined ratio	—	—	76.8%	—	—	77.5%

Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of net unrealized gains and losses on equity securities, after taxes, and net realized gains and losses on investments, after taxes, as well as the earnings impact of the deferred tax revaluation recognized resulting from the enactment of the TCJA in December 2017. Management believes the exclusion of these items provides a more useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.
Net income for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 reconcile to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015

Net income	$63,316	$33,787	$24,901	$26,167	$22,273
Change in the fair value of equity securities, after taxes	(9,787)	5,178	—	—	—
Net realized gains on investments, after taxes	(284)	(222)	(98)	(114)	(38)
TCJA charge	—	—	1,915	—	—
Net operating earnings:	$53,245	$38,743	$26,718	$26,053	$22,235

Operating return on equity:
Average equity (1)	$334,933	$251,088	$224,202	$161,833	$103,019
Return on equity (2)	18.9%	13.5%	11.1%	16.2%	21.6%
Operating return on equity (3)	15.9%	15.4%	11.9%	16.1%	21.6%
(1) Computed by adding the total stockholders' equity as of the date indicated to the prior year-end total and dividing by two.
(2) Return on equity represents net income expressed as a percentage of average beginning and ending total stockholders’ equity during the period.
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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2019 were $460.1 million, and of this amount, 82.2% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2019 were $390.3 million, and of this amount, 83.2% related to IBNR. A 5% change in net IBNR reserves at December 31, 2019 would equate to an $16.2 million change in the reserve for losses and loss adjustment expenses at such date, as well as $12.8 million change in net income, a 3.2% change in stockholders' equity and a 3.2% change in tangible equity, in each case at or for the year ended December 31, 2019.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2019 and 2018:

	December 31, 2019
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$82,113	17.8%	$65,588	16.8%
IBNR	377,945	82.2	324,678	83.2
Total	$460,058	100.0%	$390,266	100.0%

	December 31, 2018
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$65,660	17.8%	$55,383	17.7%
IBNR	303,492	82.2	258,380	82.3
Total	$369,152	100.0%	$313,763	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2019. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2019		Potential Impact on 2019
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders' Equity
	($ in thousands)
Sample increases	2019	10.0%	$178,986	$159,932	$(17,899)	$(14,140)
	2018	5.0%	122,102	90,707	(6,105)	(4,823)
	2017	2.5%	106,508	59,726	(2,663)	(2,104)
	Prior	2.5%		79,901	(1,998)	(1,578)

Sample decreases	2019	(10.0)%	178,986	159,932	17,899	14,140
	2018	(5.0)%	122,102	90,707	6,105	4,823
	2017	(2.5)%	106,508	59,726	2,663	2,104
	Prior	(2.5)%		79,901	1,998	1,578
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

During the year ended December 31, 2019, our net incurred losses for accident years 2018 and prior developed favorably by $9.4 million. This favorable development included $13.0 million for the 2018 accident year and $1.6 million for the 2017 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $5.2 million for accident years 2015 and prior. The unfavorable development was primarily attributable to the other liability occurrence statutory line of business. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors in certain lines to provide for emergence of reported losses over a longer period of time, which added a modest amount of conservatism to the Company’s IBNR reserves.
During the year ended December 31, 2018, our net incurred losses for accident years 2017 and prior developed favorably by $7.0 million. This favorable development included $6.8 million for the 2017 accident year and $3.8 million for the 2016 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $3.6 million for accident years 2015 and prior. The unfavorable development was primarily attributable to the other liability occurrence statutory line of business.
During the year ended December 31, 2017, our net incurred losses for accident years 2016 and prior developed favorably by $11.3 million. This favorable development included $9.4 million for the 2016 accident year and $6.0 million of favorable development for accident years 2015 and 2014. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $4.1 million for the 2011 through 2013 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business.
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

Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment manager from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment manager. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2019, including (1) obtaining and reviewing the internal control report from our investment manager that obtain fair values from third party pricing services, (2) discussing with our investment manager their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment manager and monitoring changes in unrealized gains and losses at the individual security level.
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
Impairment
Under current accounting guidance, changes in the fair value of investments classified as available-for-sale are not recognized as income during the period, but rather are recognized as a separate component of stockholders’ equity until realized. On a quarterly basis, we review all available-for-sale securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value is deemed to be other-than-temporary. The determination that an investment has incurred an other-than-temporary loss in value requires judgment, and we consider a number factors in completing our impairment review, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For fixed maturities, we consider whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, or have the ability to recover all amounts outstanding when contractually due. Prior to the adoption of ASU 2016-01, for equity securities, we evaluated the near-term prospects of those investments in relation to the severity and duration of the impairment and, we considered our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery.
For fixed maturities where we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net loss based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed-maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, we compare the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment and is recognized in net loss, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the other-than-temporary impairment and is recognized in other comprehensive loss. Prior to the adoption of ASU 2016-01, for equity securities, a decline in fair value that was considered to be other-than-temporary was recognized in net loss based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
When assessing whether we intend to sell a fixed-maturity security, or if it is more likely than not that we will be required to sell a fixed-maturity security before recovery of its amortized cost, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio and potential sales of investments to meet cash flow needs. The day-to-day management of our investment portfolio is outsourced to a third-party investment manager. For securities with unrealized losses, our investment manager may believe that the preferred course of action is to hold those securities until such losses are recovered. However, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Our investment manager notifies us of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Our investment manager is also required to notify us of, and receive approval for, any other-than-temporary impairments it has identified. For the year ended December 31, 2019, there were no other-than-temporary impairments recognized. See Note 2 of the notes to the consolidated financial statements for further discussion regarding our investments.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, we believe all of our recoverables are collectible and, therefore, no allowance for uncollectible reinsurance was provided for at December 31, 2019.
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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2019, our fixed-maturity portfolio, excluding cash equivalents, had an average rating of "AA," with approximately 89.0% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2019, approximately 0.7% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 4.3 years as of December 31, 2019.

We had fixed-maturity securities with a fair value of $729.5 million at December 31, 2019 and $510.3 million at December 31, 2018 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities to selected hypothetical changes in interest rates as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$661,569	$(56,429)	(7.7)%	$468,275	$(41,976)	(8.2)%
100 basis points increase	$695,368	$(31,974)	(4.4)%	$488,855	$(21,396)	(4.2)%
No change	$729,532	$—	—%	$510,251	$—	—%
100 basis points decrease	$761,506	$34,164	4.7%	$531,291	$21,040	4.1%
200 basis points decrease	$785,961	$67,963	9.3%	$550,441	$40,190	7.9%
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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2019, approximately 8.6% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in equity securities. Our equity securities are comprised of exchange traded funds and nonredeemable preferred stock. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I, II and V (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying

Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for recognizing changes in unrealized gains and losses in fair value of equity investments in 2018 due to the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the estimation of reserves for unpaid losses and loss adjustment expenses
As described Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (loss reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on an actuarial method that uses the Company’s expected loss ratios, expected reporting patterns for losses based on industry data, and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the loss reserves are adjusted as necessary. As of December 31, 2019, the Company recorded $460.1 million of reserves for unpaid losses and loss adjustment expenses.
We identified the assessment of the estimation of loss reserves as a critical audit matter. The process of evaluating the Company’s best estimate of loss reserves involved significant auditor judgment due to the inherent uncertainty in the ultimate amount and timing of claim payments. The evaluation of the ultimate amount and timing of claims payments required specialized skills and knowledge. In addition, the evaluation of the ultimate expected loss assumptions required subjective auditor judgment due to the Company’s limited historical loss data and, therefore, also involved a consideration of industry data.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s reserving process, including controls over the actuarial method, and certain assumptions used to derive the Company’s best estimate of loss reserves and the comparison of the Company’s best estimate to the annual independent actuarial reserve estimate performed by an external consulting actuary. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Assessing the actuarial methodology used by the Company for consistency with generally accepted actuarial standards and practices;

•	Comparing certain assumptions about future claim reporting amounts and payment patterns to historical Company data and industry data, such as loss development trends of similar insurance products;

•	Performing independent estimates of loss reserves for all product lines, using a combination of the Company’s underlying historical claims data and industry data;

•
Developing an independent range of loss reserves using both Company and industry data with respect to future claim reporting amounts and payment patterns and prior year independent selected loss rates; and

•	Assessing the position of the Company’s recorded loss reserves within this independent range in the current year and comparing its relative position in the prior year.

/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Richmond, Virginia
March 2, 2020

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $714,817 in 2019; $514,237 in 2018)	$729,532	$510,251
Equity securities, at fair value (cost: $64,245 in 2019; $56,051 in 2018)	78,294	57,711
Total investments	807,826	567,962
Cash and cash equivalents	100,408	75,089
Investment income due and accrued	4,743	3,783
Premiums receivable, net	34,483	24,253
Reinsurance recoverables	72,574	56,788
Ceded unearned premiums	16,118	16,072
Deferred policy acquisition costs, net of ceding commissions	23,564	14,801
Intangible assets	3,538	3,538
Deferred income tax asset, net	3,374	7,176
Other assets	23,922	3,601
Total assets	$1,090,550	$773,063
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$460,058	$369,152
Unearned premiums	187,374	128,250
Payable to reinsurers	7,151	4,565
Accounts payable and accrued expenses	12,366	7,090
Credit facility	16,744	—
Other liabilities	977	20
Total liabilities	684,670	509,077
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,205,665 shares issued and outstanding as of December 31, 2019; 21,241,504 shares issued and outstanding as of December 31, 2018	222	212
Additional paid-in capital	229,229	158,485
Retained earnings	162,911	106,545
Accumulated other comprehensive income (loss)	13,518	(1,256)
Stockholders’ equity	405,880	263,986
Total liabilities and stockholders’ equity	$1,090,550	$773,063
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenues:
Gross written premiums	$389,694	$275,538	$223,191
Ceded written premiums	(47,633)	(39,924)	(33,719)
Net written premiums	342,061	235,614	189,472
Change in unearned premiums	(59,080)	(22,926)	(13,419)
Net earned premiums	282,981	212,688	176,053
Net investment income	20,133	15,688	10,569
Change in fair value of equity securities	12,389	(6,555)	—
Net realized investment gains	359	281	151
Other income	26	12	3
Total revenues	315,888	222,114	186,776
Expenses:
Losses and loss adjustment expenses	169,563	128,041	103,680
Underwriting, acquisition and insurance expenses	70,217	53,425	44,146
Other expenses	57	168	429
Total expenses	239,837	181,634	148,255
Income before income taxes	76,051	40,480	38,521
Income tax expense	12,735	6,693	13,620
Net income	63,316	33,787	24,901
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes of $3,927 in 2019, $(1,453) in 2018, and $3,047 in 2017	14,774	(5,469)	6,384
Total comprehensive income	$78,090	$28,318	$31,285

Earnings per share:
Basic	$2.94	$1.60	$1.19
Diluted	$2.86	$1.56	$1.16
Weighted-average shares outstanding:
Basic	21,528	21,090	20,992
Diluted	22,136	21,685	21,498
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	( in thousands)
Balance at December 31, 2016	20,969	$210	$153,353	$53,640	$3,011	$210,214
Issuance of common stock under stock-based compensation plan	67	—	1,077	—	—	1,077
Stock-based compensation expense	—	—	652	—	—	652
Dividends declared	—	—	—	(5,039)	—	(5,039)
Other comprehensive income, net of income taxes	—	—	—	—	6,384	6,384
Net income	—	—	—	24,901	—	24,901
Balance at December 31, 2017	21,036	210	155,082	73,502	9,395	238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	206	2	1,806	—	—	1,808
Stock-based compensation expense	—	—	1,597	—	—	1,597
Dividends declared	—	—	—	(5,926)	—	(5,926)
Other comprehensive loss, net of income taxes	—	—	—	—	(5,469)	(5,469)
Net income	—	—	—	33,787	—	33,787
Balance at December 31, 2018	21,242	212	158,485	106,545	(1,256)	263,986
Issuance of common stock, net of issuance costs	742	8	65,871	—	—	65,879
Issuance of common stock under stock-based compensation plan	229	2	2,748	—	—	2,750
Stock-based compensation expense	—	—	2,742	—	—	2,742
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared	—	—	—	(6,950)	—	(6,950)
Other comprehensive income, net of income taxes	—	—	—	—	14,774	14,774
Net income	—	—	—	63,316	—	63,316
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities:
Net income	$63,316	$33,787	$24,901
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gains) losses on equity securities	(12,389)	6,555	—
Net realized investment gains	(359)	(281)	(151)
Deferred tax (benefit) expense	(125)	(3,230)	1,065
Depreciation and amortization	682	631	515
Stock compensation expense	2,742	1,597	652
Change in operating assets and liabilities:
Investment income due and accrued	(960)	(706)	(784)
Premiums receivable, net	(10,230)	(4,466)	(2,803)
Reserves for unpaid loss and loss adjustment expenses	90,906	53,435	50,916
Unearned premiums	59,124	25,140	13,766
Reinsurance balances, net	(13,246)	(8,070)	28,081
Funds held for reinsurers	—	—	(36,497)
Deferred policy acquisition costs	(8,763)	(3,026)	(1,625)
Income taxes payable	1,221	18	(922)
Accounts payable and accrued expenses	2,972	464	(2,299)
Other	3,466	2,132	2,583
Net cash provided by operating activities	178,357	103,980	77,398
Investing activities:
Purchase of property and equipment	(19,622)	(1,273)	(179)
Purchases – fixed-maturity securities	(306,203)	(194,989)	(111,580)
Purchases – equity securities	(29,887)	(12,656)	(31,608)
Sales – fixed-maturity securities	35,526	10,427	12,040
Sales – equity securities	21,459	2,429	—
Maturities and calls – fixed-maturity securities	67,934	89,522	88,895
Net cash used in investing activities	(230,793)	(106,540)	(42,432)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,879	—	—
Proceeds from credit facility	17,300	—	—
Debt issuance costs	(628)	—	—
Payroll taxes withheld and remitted on share-based payments	(617)	—	—
Common stock issued, stock options exercised	2,750	1,808	1,077
Dividends paid	(6,929)	(5,906)	(5,039)
Payments on capital lease	—	—	(9)
Net cash provided by (used in) financing activities	77,755	(4,098)	(3,971)
Net change in cash and cash equivalents	25,319	(6,658)	30,995
Cash and cash equivalents at beginning of year	75,089	81,747	50,752
Cash and cash equivalents at end of year	$100,408	$75,089	$81,747
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
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase. There were no short-term investments at December 31, 2019 or December 31, 2018.
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
Interest on fixed-maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities, or to the earliest call date. Dividends on equity securities are included in earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the trade date.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for doubtful accounts of $2.7 million and $2.6 million at December 31, 2019 and 2018, respectively, and believes that all other amounts due are collectible.
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
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 7 to 10 years for furniture and equipment, 3 to 7 years for electronic data processing hardware and software, and from 2 to 6 years for leasehold improvements, which is the shorter of the estimated useful life or the lease term.

Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2019	2018
	(in thousands)
Equipment	$2,353	$1,950
Software	2,356	1,031
Furniture and fixtures	1,025	1,019
Leasehold improvements	984	983
Construction in progress - corporate headquarters	19,789	318
	26,507	5,301
Accumulated depreciation	(3,873)	(3,191)
Total property and equipment, net	$22,634	$2,110

In January 2019, the Company purchased land for $2.5 million in Henrico County, Virginia for the development of its new corporate headquarters and is currently targeting a third quarter 2020 completion date. The project is estimated to cost approximately $50 million to $55 million, which will be funded through a combination of existing cash flows from operations and draw down on the credit facility. See Note 11 for further discussion.
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets, which arose from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2019, 2018, or 2017. In addition, as of December 31, 2019, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2019 and 2018 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
The Company uses the portfolio approach to release stranded tax effects in accumulated other comprehensive income ("AOCI") related to its available-for-sale fixed-maturity securities. Under this approach, stranded tax effects remaining in AOCI are released only when the entire portfolio of the available-for-sale fixed-maturity securities are liquidated, sold or extinguished.
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
For equity securities, the Company’s investment manager uses prices from independent pricing vendors to estimate fair value. The fair value estimates of exchange traded funds are based on quoted prices in an active market and are disclosed as Level 1. The fair value estimates of preferred stock are based on observable market data and, as a result, are disclosed as Level 2.
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
On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued an additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify or certain aspects of it.
This ASU and the additional ASUs on Topic 326 are effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
On August 29, 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up and other up-front costs incurred in a cloud computing arrangement hosted by the vendor. The new guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The new guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. This guidance is effective for reporting periods beginning after December 15, 2019. The adoption of the guidance is not expected to have a material effect on the Company’s financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.
2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments:

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	166,312	7,542	(961)	172,893
Corporate and other securities	180,287	4,736	(255)	184,768
Commercial mortgage and asset-backed securities	195,750	2,930	(710)	197,970
Residential mortgage-backed securities	172,358	1,819	(388)	173,789
Total available-for-sale investments	$714,817	$17,029	$(2,314)	$729,532

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$2	$(1)	$611
Obligations of states, municipalities and political subdivisions	153,884	2,010	(1,294)	154,600
Corporate and other securities	97,889	264	(1,401)	96,752
Commercial mortgage and asset-backed securities	151,137	252	(1,522)	149,867
Residential mortgage-backed securities	110,717	354	(2,650)	108,421
Total available-for-sale investments	$514,237	$2,882	$(6,868)	$510,251

Available-for-sale investments in a loss position
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the declines in the securities’ fair value are deemed to be an other-than-temporary impairment ("OTTI"). The Company considers a number of factors in completing its OTTI review, including the length of time and the extent to which a security's fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an OTTI, but rather a temporary decline in fair value.
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

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	28,997	(961)	254	—	29,251	(961)
Corporate and other securities	22,409	(251)	1,509	(4)	23,918	(255)
Commercial mortgage and asset-backed securities	37,723	(303)	46,623	(407)	84,346	(710)
Residential mortgage-backed securities	36,986	(148)	24,815	(240)	61,801	(388)
Total available-for-sale investments	$126,115	$(1,663)	$73,201	$(651)	$199,316	$(2,314)

At December 31, 2019, the Company held 137 fixed-maturity securities with a total estimated fair value of $199.3 million and gross unrealized losses of $2.3 million. Of those securities, 51 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2019, 89% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that there were no other-than-temporary impairments from fixed-maturity securities with unrealized losses for the year ended December 31, 2019.

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

At December 31, 2018, the Company held 317 fixed-maturity securities with a total estimated fair value of $350.9 million and gross unrealized losses of $6.9 million. Of these securities, 158 were in a continuous unrealized loss position for greater than one year. Unrealized losses were caused by interest rate changes or other market factors and were not credit specific issues. At December 31, 2018, 86.4% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that there were no other-than-temporary impairments from the fixed-maturity or equity securities with unrealized losses at December 31, 2018.
Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2019 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$9,940	$9,990
Due after one year through five years	115,480	118,611
Due after five years through ten years	79,235	82,314
Due after ten years	142,054	146,858
Commercial mortgage and asset-backed securities	195,750	197,970
Residential mortgage-backed securities	172,358	173,789
Total fixed maturities	$714,817	$729,532

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest:
Taxable bonds	$14,853	$9,474	$6,233
Municipal bonds (tax exempt)	3,692	4,298	3,619
Cash equivalents and short-term investments	842	1,017	678
Dividends on equity securities	2,136	2,014	1,041
Gross investment income	21,523	16,803	11,571
Investment expenses	(1,390)	(1,115)	(1,002)
Net investment income	$20,133	$15,688	$10,569

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed-maturity securities:
Realized gains	$567	$263	$220
Realized losses	(79)	(17)	(69)
Net realized gains from fixed-maturity securities	488	246	151

Equity securities:
Realized gains	556	57	—
Realized losses	(688)	(22)	—
Net realized gains (losses) from equity securities	(132)	35	—

Short-term securities - realized gain	3	—	—
Net realized investment gains	$359	$281	$151

Change in net unrealized gains (losses) on investments
The change in net unrealized gains for fixed-maturity securities was $18.7 million for the year ended December 31, 2019. The change in net unrealized losses for fixed-maturity securities was $6.9 million for the year ended December 31, 2018. The change in net unrealized gains for fixed-maturity securities was $5.2 million for the year ended December 31, 2017. For the year ended December 31, 2017, the change in net unrealized gains for equity securities was $4.2 million.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million and $6.9 million on deposit with state regulatory authorities at December 31, 2019 and 2018, respectively.

3.     Fair value measurements
Fair value is estimated for each class of financial instrument for which it was practical to estimate fair value. Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.
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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment manager from nationally recognized third-party pricing services, where available. For securities where the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company's investment manager. Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2019 and 2018, including 1) obtaining and reviewing internal control reports from the Company's investment manager that assess fair values from third party pricing services, 2) discussing with the Company's investment manager its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment manager and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, by level within the fair value hierarchy.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	172,893	—	172,893
Corporate and other securities	—	184,768	—	184,768
Commercial mortgage and asset-backed securities	—	197,970	—	197,970
Residential mortgage-backed securities	—	173,789	—	173,789
Total fixed maturities	112	729,420	—	729,532

Equity securities:
Exchange traded funds	54,463	—	—	54,463
Nonredeemable preferred stock	—	23,831	—	23,831
Total equity securities	54,463	23,831	—	78,294
Total	$54,575	$753,251	$—	$807,826

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$611	$—	$—	$611
Obligations of states, municipalities and political subdivisions	—	154,600	—	154,600
Corporate and other securities	—	96,752	—	96,752
Commercial mortgage and asset-backed securities	—	149,867	—	149,867
Residential mortgage-backed securities	—	108,421	—	108,421
Total fixed maturities	611	509,640	—	510,251

Equity securities:
Exchange traded funds	38,987	—	—	38,987
Nonredeemable preferred stock	—	18,724	—	18,724
Total equity securities	38,987	18,724	—	57,711
Total	$39,598	$528,364	$—	$567,962

There were no transfers into or out of Level 1 and Level 2 during the years ended December 31, 2019 or 2018. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018.
The carrying value of cash equivalents approximates its fair value at December 31, 2019, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of December 31, 2019. See Note 11 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of year	$14,801	$11,775	$10,150
Policy acquisition costs deferred:
Direct commissions	56,841	40,546	32,927
Ceding commissions	(12,373)	(11,239)	(9,984)
Other underwriting and policy acquisition costs	3,727	3,141	2,827
Policy acquisition costs deferred	48,195	32,448	25,770
Amortization of net policy acquisition costs	(39,432)	(29,422)	(24,145)
Balance, end of year	$23,564	$14,801	$11,775

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$48,382	$36,885	$31,001
Ceding commissions	(12,347)	(10,448)	(9,799)
Other operating expenses	34,182	26,988	22,944
Total	$70,217	$53,425	$44,146

Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $27.8 million, $19.7 million and $17.7 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, KCGI collects from or refunds to its subsidiaries the amount of taxes determined as if KCGI and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2016.

Income tax expense includes the following components for the years ending December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current federal income tax expense	$12,860	$9,923	$12,555
Deferred federal income tax (benefit) expense	(125)	(3,230)	1,065
Income tax expense	$12,735	$6,693	$13,620

The Company paid $11.6 million, $9.9 million and $13.5 million in federal income taxes during the years ended December 31, 2019, 2018 and 2017, respectively. Current income taxes payable was $0.4 million at December 31, 2019, and included in "other liabilities" in the accompanying consolidated balance sheets. Current income taxes receivable was $0.8 million at December 31, 2018, and included in "other assets" in the accompanying consolidated balance sheets.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. Accordingly, the Company remeasured its deferred tax assets and liabilities using enacted tax rates applicable in the years in which the temporary differences were expected to be recovered or paid, which resulted in a $1.9 million increase in income tax expense and a corresponding decrease in net deferred tax assets as of the enactment date. In addition, the TCJA modified the manner in which property and casualty insurance loss reserves were computed for federal income tax purposes. In computing its taxable income, the Company records a deduction for unpaid losses and loss adjustment expenses, which is discounted using interest rates and loss payment patterns prescribed by the U.S. Treasury. The TCJA changed the prescribed interest rates, which are now based on corporate bond yield curves, and extended the applicable time periods for the loss payment pattern period for long-tailed lines of business. The changes were effective for tax years beginning after 2017 with a transition rule that spread the adjustments related to pre-effective-date losses and loss adjustment expenses over the next eight years beginning in 2018.
The prevailing federal income tax rate was 21% in 2019 and 2018 and 35% in 2017. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Income tax expense at federal income tax rate	$15,971	$8,501	$13,482
Stock options exercised	(2,411)	(918)	(471)
Tax-exempt investment income	(577)	(672)	(1,064)
Effect of tax rate change	—	—	1,915
Other	(248)	(218)	(242)
Total	$12,735	$6,693	$13,620

The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$8,199	$6,854
Unearned premiums	7,193	4,711
Organizational costs	162	196
Stock compensation	765	557
State operating loss carryforwards	1,497	708
Allowance for doubtful accounts	570	551
Unrealized losses on fixed-maturity securities	—	837
Other	256	196
Deferred tax assets before allowance	18,642	14,610
Less: valuation allowance	(1,592)	(780)
Total deferred tax assets	17,050	13,830

Deferred tax liabilities:
Unrealized gains on fixed-maturity securities	3,090	—
Unrealized gains on equity securities	2,995	374
Deferred policy acquisition costs, net of ceding commissions	4,949	3,108
Intangible assets	743	743
Transition adjustment for loss reserve discount	1,537	2,060
Other	362	369
Total deferred tax liabilities	13,676	6,654
Net deferred tax asset	$3,374	$7,176

At December 31, 2019 and 2018, the Company had state net operating loss carryforwards ("NOLS") of $31.6 million and $19.5 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2019 and 2018, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2019 and 2018, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.
The Company did not have any uncertain tax positions in 2019 or 2018. Management is not aware of any events that would give rise to any uncertain tax positions. The Company recognized its entire uncertain tax position of $1.0 million in 2017 due to lapse of the statute of limitations. The recognition of the uncertain tax position had no impact on the effective tax rate as it resulted in a decrease of current taxes and an offsetting increase to deferred taxes.

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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2019	2018	2017
	(in thousands)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$313,763	$267,493	$194,602
Commutation of MLQS	—	—	27,929
Adjusted net reserves for losses and loss adjustment expenses	313,763	267,493	222,531
Incurred losses and loss adjustment expenses:
Current year	178,986	135,078	114,960
Prior year	(9,423)	(7,037)	(11,280)
Total net losses and loss adjustment expenses incurred	169,563	128,041	103,680
Payments:
Current year	19,054	14,118	13,792
Prior year	74,006	67,653	44,926
Total payments	93,060	81,771	58,718
Net reserves for unpaid losses and loss adjustment expenses, end of year	390,266	313,763	267,493
Reinsurance recoverable on unpaid losses	69,792	55,389	48,224
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$460,058	$369,152	$315,717

During the year ended December 31, 2019, our net incurred losses for accident years 2018 and prior developed favorably by $9.4 million. This favorable development included $13.0 million for the 2018 accident year and $1.6 million for accident year 2017. This favorable development was primarily due to reported losses emerging at a lower level than expected on the other liability and products liability lines of business. The favorable development was offset by adverse development of $5.2 million for the 2011 through 2015 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors to provide for emergence of reported losses over a longer period of time based on trends observed in loss experience, which added a modest amount of conservatism to the Company’s IBNR reserves.
During the year ended December 31, 2018, our net incurred losses for accident years 2017 and prior developed favorably by $7.0 million. This favorable development included $6.8 million for the 2017 accident year, $3.8 million for the 2016 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $3.6 million for the 2011 through 2015 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business.
During the year ended December 31, 2017, our net incurred losses for accident years 2016 and prior developed favorably by $11.3 million. This favorable development included $9.4 million for the 2016 accident year and $6.0 million of favorable development for accident years 2015 and 2014. The favorable development was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $4.1 million for the 2011 through 2013 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business.
Prior to 2017, the Company participated in a multi-line quota share treaty ("MLQS") that transferred a portion of its risk related to certain lines of business to reinsurers that received a portion of the direct written premiums on that business. Effective January 1, 2017, the Company commuted the remaining outstanding MLQS covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted MLQS contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2019
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2015	$1,394	$880	$857	$872	$869	$—	63
2016		4,177	3,392	3,301	3,278	14	286
2017			12,473	11,705	11,676	65	1,038
2018				11,559	12,004	236	643
2019					14,914	2,384	598
				Total	$42,741

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
	($ in thousands)
2015	$584	$706	$832	$865	$869
2016		1,867	3,257	3,265	3,265
2017			9,938	11,233	11,602
2018				9,132	11,646
2019					9,852
				Total	37,234
		All outstanding liabilities before 2015, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$5,507

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2019:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	70.3%	22.1%	5.9%	1.9%	0.4%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$778	$805	$679	$737	$946	$916	$894	$883	$876	$872	$13	14
2011		4,246	3,844	3,646	3,609	3,560	3,374	3,261	3,225	3,206	102	76
2012			7,913	5,749	4,205	3,102	2,845	2,477	2,314	2,207	261	138
2013				15,238	11,639	9,113	7,917	7,002	6,463	6,128	629	228
2014					18,847	14,289	11,748	11,217	10,948	10,988	1,239	273
2015						18,883	16,777	14,896	13,583	13,942	2,024	257
2016							19,170	14,694	14,675	14,322	3,248	309
2017								18,116	17,096	16,121	5,024	366
2018									22,429	20,235	10,949	448
2019										34,693	27,450	504
									Total	$122,714

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
	($ in thousands)
2010	$—	$79	$368	$393	$862	$859	$859	$859	$859	$859
2011		139	1,037	1,392	2,116	3,044	3,042	3,042	3,065	3,104
2012			153	475	877	1,024	1,090	1,882	1,946	1,946
2013				499	1,915	4,436	5,070	5,320	5,439	5,482
2014					435	1,865	5,039	6,384	8,290	9,415
2015						217	4,496	7,562	9,238	11,371
2016							1,158	3,015	6,907	9,839
2017								340	4,897	8,252
2018									507	5,030
2019										2,487
									Total	57,785
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$64,929

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2010	$843	$771	$531	$460	$458	$404	$406	$429	402	$406	$59	49
2011		5,839	5,940	5,757	7,340	7,613	8,142	8,375	9,023	9,379	471	226
2012			16,977	17,436	18,803	20,401	20,579	22,001	22,401	23,223	1,716	581
2013				30,616	28,771	28,037	29,039	31,731	33,248	33,973	4,016	840
2014					47,805	40,668	38,049	36,678	39,313	41,859	7,980	1,158
2015						59,717	51,739	49,122	52,100	54,697	13,117	1,322
2016							61,440	55,680	53,549	55,534	19,588	1,318
2017								71,126	67,151	68,985	33,798	1,373
2018									86,157	78,331	56,169	1,297
2019										112,266	99,970	951
									Total	$478,653

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
	($ in thousands)
2010	$4	$37	$59	$113	$263	$261	$273	$313	346	347
2011		207	1,596	2,519	3,788	4,575	6,363	6,868	8,510	8,693
2012			757	4,441	7,850	11,238	14,382	16,474	19,383	20,707
2013				1,099	4,469	7,957	14,890	21,348	26,715	28,248
2014					698	3,081	8,489	17,576	23,771	31,026
2015						941	3,161	12,685	28,385	37,690
2016							1,099	6,015	17,225	28,924
2017								1,581	9,352	22,407
2018									2,638	10,995
2019										3,944
									Total	192,981
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$285,672

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	4.5%	20.2%	25.3%	12.5%	20.4%	9.5%	0.9%	0.2%	0.6%	—%
Casualty - occurrence	2.4%	9.9%	13.7%	19.0%	18.3%	12.1%	6.3%	11.1%	5.1%	—%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2019
Net outstanding liabilities
Property	$5,507
Casualty - claims made	64,929
Casualty - occurrence	285,672
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	356,108

Reinsurance recoverable on unpaid claims
Property	3,119
Casualty - claims made	9,852
Casualty - occurrence	56,821
Total reinsurance recoverable on unpaid claims	69,792
Unallocated claims adjustment expenses	34,158
Gross liability for unpaid claims and claim adjustment expense	$460,058

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Written:
Direct	$389,569	$275,538	$223,191
Assumed	125	—	—
Ceded	(47,633)	(39,924)	(33,719)
Net written	$342,061	$235,614	$189,472

Earned:
Direct	$330,464	$250,397	$209,426
Assumed	104	—	—
Ceded	(47,587)	(37,709)	(33,373)
Net earned	$282,981	$212,688	$176,053

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $27.2 million, $25.5 million and $12.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Reinsurance balances
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Reinsurance recoverables for unpaid losses were $69.8 million and $55.4 million, at December 31, 2019 and 2018, respectively. Reinsurance recoverables for paid losses were $2.8 million and $1.4 million at December 31, 2019 and 2018, respectively. Ceded unearned premiums related to reinsurance were $16.1 million and $16.1 million, at December 31, 2019 and 2018, respectively. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance receivables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company has not recorded an allowance for doubtful accounts related to its reinsurance balances at December 31, 2019 and 2018 and believes this to be appropriate after consideration of all currently available information; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2019, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables and ceded unearned premiums less reinsurance payables, from five reinsurers represented 88.8% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2019 or December 31, 2018.

Public Offering
On August 12, 2019, the Company completed an underwritten public offering of 741,750 shares of its common stock at a price of $93.00 per share, which included 96,750 shares sold to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $65.9 million.
Dividend Declaration
On February 14, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on March 14, 2019 to all stockholders of record on February 28, 2019.
On May 23, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on June 13, 2019 to all stockholders of record on June 3, 2019.
On August 15, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on September 12, 2019 to all stockholders of record on August 29, 2019.
On November 13, 2019, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock. This dividend was paid on December 12, 2019 to all stockholders of record on November 29, 2019.
On February 13, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend is payable on March 12, 2020 to all stockholders of record on February 28, 2020.
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
The Company recognized total equity-based compensation expense of $2.7 million, $1.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the initial public offering price of $16.00 per share. The options have a maximum contractual term of 10 years and vest in 4 equal annual installments following the date of the grant. The weighted average grant date fair value of options granted during 2016 was $2.71 per share.
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

A summary of option activity under the employee share option plan as of December 31, 2019, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	804,303	$16.00
Granted	—	—
Forfeited	(18,068)	16.00
Exercised	(171,890)	16.00
Outstanding at December 31, 2019	614,345	$16.00	6.6	$52,625
Exercisable at December 31, 2019	393,614	$16.00	6.6	$33,717

The total intrinsic value of options exercised was $11.9 million during the year ended December 31, 2019 and $4.7 million during the year ended December 31, 2018. As of December 31, 2019, the Company had $0.3 million of unrecognized share-based compensation expense expected to be charged to earnings over a weighted-average period of 0.6 years.
Restricted Stock Awards
During 2019, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of one year to four years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	92,465	$52.98
Granted	62,015	$80.59
Vested	(27,628)	$51.53
Forfeited	(4,129)	$60.58
Nonvested outstanding at the end of the period	122,723	$67.01

Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the year ended December 31, 2019, restricted shares withheld for taxes in connection with the vesting of restricted stock awards totaled 7,365.
The weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2019 and 2018 was $80.59 and $52.99, respectively. There were no restricted stock awards granted during the year ended December 31, 2017. The fair value of restricted stock awards that vested during the year ended December 31, 2019 was $2.1 million.There were no restricted stock awards that vested during the years ended December 31, 2018 or 2017. As of December 31, 2019, the Company had $6.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.

Subsequent Event
The Board of Directors granted 4,428 shares of restricted stock on January 1, 2020 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $101.66 per share and will vest on a straight-line basis over a one year period.
10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net income	$63,316	$33,787	$24,901

Weighted average common shares outstanding - basic	21,528	21,090	20,992
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	570	591	506
Restricted stock awards	38	4	—
Total dilutive effect of shares issued under stock compensation arrangements	608	595	506
Weighted average common shares outstanding - diluted	22,136	21,685	21,498

Earnings per common share:
Basic	$2.94	$1.60	$1.19
Diluted	$2.86	$1.56	$1.16

There were approximately 54 thousand and approximately 86 thousand anti-dilutive stock awards for the years ended December 31, 2019 and 2018, respectively. There were no anti-dilutive stock awards for the year ended December 31, 2017.
Basic earnings per share was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was computed by dividing earnings attributable to common stockholders by the weighted average shares outstanding of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method.
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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. As of December 31, 2019, there was $17.3 million outstanding under the Credit Facility, net of debt issuance cost of $0.6 million, with a weighted average interest rate of 3.75%. Total interest expense under the Credit Facility was $0.2 million for the year ended December 31, 2019 and was capitalized as part of the real estate project under construction. See Note 1 for further details. Interest paid was $0.1 million for the year ending December 31, 2019. There were no credit agreements outstanding at December 31, 2018 or December 31, 2017.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2019, the Company was in compliance with all of its financial covenants under the Credit Facility.

12.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $1.3 million, $1.0 million and $1.0 million in 2019, 2018 and 2017, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2019	2018	2017
	(in thousands)
Unrealized gains (losses) arising during the period, before income taxes:
Fixed-maturity securities	$19,190	$(6,664)	$5,371
Equity securities (1)	—	—	4,192
Total unrealized gains (losses) arising during the period, before income taxes	19,190	(6,664)	9,563
Income taxes	(4,029)	1,399	(3,094)
Unrealized gains (losses) arising during the period, net of income taxes	15,161	(5,265)	6,469
Less reclassification adjustment:
Net realized investment gains on available-for-sale investments	489	258	132
Income taxes	(102)	(54)	(47)
Reclassification adjustment included in net income	387	204	85
Other comprehensive income (loss)	$14,774	$(5,469)	$6,384

(1) Adoption of ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which was effective January 1, 2018, eliminated the available-for-sale classification for equity investments and required changes in the fair value of equity securities to be recognized in net income.
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
15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Commercial:
Construction	$71,035	$50,879	$48,587
Small business	63,181	44,368	34,896
Excess casualty	51,225	37,398	30,260
Commercial property	29,115	9,166	5,609
Product liability	26,333	20,049	14,288
Allied health	23,962	16,815	10,645
General casualty	23,279	17,625	15,865
Professional liability	20,029	16,717	12,956
Life sciences	17,821	14,505	12,408
Energy	15,371	15,586	13,544
Management liability	14,820	8,161	4,123
Health care	5,963	5,725	6,235
Environmental	5,179	2,205	2,046
Inland marine	3,467	2,046	967
Commercial insurance	1,674	1,096	816
Public entity	580	1,193	1,265
Total commercial	373,034	263,534	214,510
Personal:
Personal insurance	16,660	12,004	8,681
Total personal	16,660	12,004	8,681
Total	$389,694	$275,538	$223,191

Construction underwrites commercial general liability coverage on contractors focusing on new residential construction, residential remodeling and renovation and commercial construction.
Small business underwrites commercial general liability on smaller risks with an emphasis on artisan contractors and premises related exposures.

Excess casualty underwrites excess liability over risks that would fit within the general casualty, construction, products liability and small business divisions above. Coverage is written over our primary liability policies as well as those of other insurers. This division also writes excess liability over primary commercial auto liability policies written by other carriers. During 2019, certain business previously underwritten by the Energy and Environmental divisions is now underwritten by this division and prior year amounts have been reclassified to conform to the current year's presentation.
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
Energy underwrites commercial general liability, pollution liability, professional liability and excess liability on enterprises engaged in the business of energy production or distribution or mining including drillers, lease operators, contractors and product manufacturers. As previously discussed, during 2019, certain business previously underwritten by this division is now underwritten by the Excess Casualty division and prior year amounts have been reclassified to conform to the current year's presentation.
Management liability underwrites directors and officers liability, employment practices liability and fiduciary liability coverage on a variety of commercial and government risks.
Health care underwrites medical professional liability for physicians, surgeons, dentists, chiropractors and podiatrists. Policies cover both individuals and small practice groups.
Environmental underwrites commercial general liability, pollution liability and professional liability on a wide range of commercial risks where environmental exposures exist that are operational in nature or related to the premises. As previously discussed, during 2019, certain business previously underwritten by this division is now underwritten by the Excess Casualty division and prior year amounts have been reclassified to conform to the current year's presentation.
Inland marine underwrites a variety of inland marine coverages including builders risk, contractors' equipment, transportation risks and mobile equipment.
Commercial insurance underwrites commercial general liability on small accounts, through our wholly-owned broker, Aspera.
Public entity underwrites law enforcement professional liability and school board liability.

Personal insurance writes homeowners coverage on manufactured homes with a catastrophe exposure due to coastal location.
The Company does business with two unaffiliated insurance brokers that generated $47.2 million and $41.1 million of gross written premiums for the year ended December 31, 2019, representing 12.1% and 10.5% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2019.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2019, 2018, and 2017 and for the years then ended are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Statutory net income	$40,917	$34,206	$23,841
Statutory capital and surplus	348,811	233,500	213,833

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2019 and 2018, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2020 without prior approval is $40.7 million.

17. Unaudited selected quarterly financial data
The following is a summary of the unaudited quarterly results of operations:

	2019 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$84,626	$94,947	$97,984	$112,137
Total revenues	72,185	72,572	78,327	92,804
Net income	18,720	13,767	12,976	17,853
Comprehensive income	25,500	20,322	16,218	16,050
Earnings per share - basic	$0.88	$0.65	$0.60	$0.81
Earnings per share - diluted	$0.86	$0.63	$0.58	$0.79

	2018 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$63,847	$69,981	$69,546	$72,164
Total revenues	50,126	54,947	60,137	56,904
Net income	7,287	10,112	11,940	4,448
Comprehensive income	2,431	9,096	9,987	6,804
Earnings per share - basic	$0.35	$0.48	$0.57	$0.21
Earnings per share - diluted	$0.34	$0.47	$0.55	$0.20

Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$112	$112
Obligations of states, municipalities and political subdivisions	166,312	172,893	172,893
Corporate and other securities	180,287	184,768	184,768
Commercial mortgage and asset-backed securities	195,750	197,970	197,970
Residential mortgage-backed securities	172,358	173,789	173,789
Total fixed maturities	714,817	729,532	729,532

Equity securities:
Common stock-exchange traded funds	40,842	54,463	54,463
Nonredeemable preferred stock	23,403	23,831	23,831
Total equity securities	64,245	78,294	78,294
Total investments	$779,062	$807,826	$807,826

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets
Cash and cash equivalents	$14,726	$10,016
Due from subsidiaries	16,836	1,001
Investment in subsidiaries	391,071	251,591
Deferred tax assets	519	369
Income taxes recoverable	—	787
Other assets	208	549
Total assets	$423,360	$264,313

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$260	$308
Income taxes payable	434	—
Credit facility	16,744	—
Other liabilities	42	19
Total liabilities	17,480	327

Stockholders’ equity:
Common stock	222	212
Additional paid-in capital	229,229	158,485
Retained earnings	162,911	106,545
Accumulated other comprehensive income (loss)	13,518	(1,256)
Stockholders’ equity	405,880	263,986
Total liabilities and stockholders’ equity	$423,360	$264,313

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues:
Management fees from subsidiaries	$4,502	$3,215	$2,037
Total revenues	4,502	3,215	2,037

Expenses:
Other operating expenses	2,473	2,457	2,526
Other expenses	2,742	1,598	652
Total expenses	5,215	4,055	3,178

Loss before income taxes	(713)	(840)	(1,141)
Income tax benefit	(2,714)	(1,158)	(739)
Income (loss) before equity in net income of subsidiaries	2,001	318	(402)
Equity in net income of subsidiaries	61,315	33,469	25,303
Net income	63,316	33,787	24,901

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	14,774	(5,469)	6,384
Total comprehensive income	$78,090	$28,318	$31,285

See accompanying notes.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net income	$63,316	$33,787	$24,901
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax (benefit) expense	(150)	(170)	429
Stock compensation expense	2,742	1,597	652
Equity in undistributed earnings of subsidiaries	(61,315)	(33,469)	(25,303)
Changes in operating assets and liabilities	(14,247)	(633)	(1,583)
Dividends received from subsidiary	5,000	11,500	4,500
Net cash (used in) provided by operating activities	(4,654)	12,612	3,596

Investing activities
Contributions to subsidiary	(68,391)	—	—
Net cash used in investing activities	(68,391)	—	—

Financing activities
Common stock issued, net of transaction costs	65,879	—	—
Common stock issued, stock options exercised	2,750	1,808	1,077
Payroll taxes withheld and remitted on share-based payments	(617)	—	—
Dividends paid	(6,929)	(5,906)	(5,039)
Proceeds from credit facility	17,300	—	—
Debt issuance costs	(628)	—	—
Net cash provided by (used in) financing activities	77,755	(4,098)	(3,962)
Net change in cash and cash equivalents	4,710	8,514	(366)
Cash and cash equivalents at beginning of year	10,016	1,502	1,868
Cash and cash equivalents at end of year	$14,726	$10,016	$1,502

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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. As of December 31, 2019, there was $17.3 million outstanding under the Credit Facility, net of debt issuance cost of $0.6 million, with a weighted average interest rate of 3.75%. Total interest expense under the Credit Facility was $0.2 million for the year ended December 31, 2019 and was capitalized as part of the real estate project under construction. See Note 1 for further details. Interest paid was $0.1 million for the year ending December 31, 2019. There were no credit agreements outstanding at December 31, 2018 or December 31, 2017.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2019, the Company was in compliance with all of its financial covenants under the Credit Facility.
Dividends from subsidiary
Cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company, were $5.0 million for the year ended December 31, 2019, $11.5 million for the year ended December 31, 2018, and $4.5 million for the year ended December 31, 2017.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2019:
Allowance for premiums receivable	$2,615	$835	$745	$2,705
Valuation allowance for deferred tax assets	780	812	—	1,592

Year Ended December 31, 2018:
Allowance for premiums receivable	2,112	663	160	2,615
Valuation allowance for deferred tax assets	690	90	—	780

Year Ended December 31, 2017:
Allowance for premiums receivable	1,977	488	353	2,112
Valuation allowance for deferred tax assets	623	67	—	690

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2019 are included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)
4.1	Description of Securities
10.1+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.1a+
Amendment to Outstanding Awards under the Kinsale Capital Group Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1a to the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2018)

10.2a+
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

10.3+	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2018)
10.4+
Employment and Arbitration Agreement, dated as of June 4, 2009 between Kinsale Management, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.5
Form of Indemnification Agreement between Kinsale Capital Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.6
Credit Agreement, dated as of May 28, 2019, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2019)

21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2020.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	March 2, 2020
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Senior Vice President, Chief Financial Officer and Treasurer	March 2, 2020
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	March 2, 2020

/s/ Anne C. Kronenberg
Anne C. Kronenberg	Director	March 2, 2020

/s/ Robert Lippincott III
Robert Lippincott III	Director	March 2, 2020

/s/ James J. Ritchie
James J. Ritchie	Director	March 2, 2020

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	March 2, 2020

/s/ Gregory M. Share
Gregory M. Share	Director	March 2, 2020