Form 10-Q
period 2020-03-31
Kinsale Capital Group, Inc.
filed 2020-04-30
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 24, 2020: 22,254,573

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

•	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;

•	being forced to sell investments to meet our liquidity requirements;

•	the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;

•	our employees taking excessive risks;

•	the possibility that severe weather conditions, catastrophes, pandemics and similar events may adversely affect our business, results of operations and financial condition;

•	the inability to manage our growth effectively;

•	the intense competition for business in our industry;

•	the effects of litigation having an adverse effect on our business;

•	the failure to maintain effective internal controls in accordance with the Sarbanes-Oxley of 2002 (the "Sarbanes-Oxley Act"); and

•	the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $815,865 in 2020; $714,817 in 2019)	$818,905	$729,532
Equity securities, at fair value (cost: $85,678 in 2020 $64,245 in 2019)	83,566	78,294
Total investments	902,471	807,826
Cash and cash equivalents	52,554	100,408
Investment income due and accrued	5,499	4,743
Premiums receivable, net	42,187	34,483
Reinsurance recoverables	71,422	72,574
Ceded unearned premiums	18,112	16,118
Deferred policy acquisition costs, net of ceding commissions	26,005	23,564
Intangible assets	3,538	3,538
Deferred income tax asset, net	9,869	3,374
Other assets	33,832	23,922
Total assets	$1,165,489	$1,090,550

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$491,333	$460,058
Unearned premiums	207,662	187,374
Payable to reinsurers	10,658	7,151
Accounts payable and accrued expenses	7,528	12,366
Credit facility	24,075	16,744
Other liabilities	22,899	977
Total liabilities	764,155	684,670

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,253,823 and 22,205,665 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	223	222
Additional paid-in capital	230,742	229,229
Retained earnings	166,074	162,911
Accumulated other comprehensive income	4,295	13,518
Total stockholders’ equity	401,334	405,880
Total liabilities and stockholders’ equity	$1,165,489	$1,090,550

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenues:
Gross written premiums	$124,036	$84,626
Ceded written premiums	(15,983)	(11,559)
Net written premiums	108,053	73,067
Change in unearned premiums	(18,292)	(11,576)
Net earned premiums	89,761	61,491
Net investment income	5,960	4,515
Change in the fair value of equity securities	(16,161)	5,895
Net realized investment gains	776	280
Other income	10	4
Total revenues	80,346	72,185

Expenses:
Losses and loss adjustment expenses	53,733	33,732
Underwriting, acquisition and insurance expenses	21,583	15,616
Other expenses	—	36
Total expenses	75,316	49,384
Income before income taxes	5,030	22,801
Total income tax (benefit) expense	(56)	4,081
Net income	5,086	18,720
Other comprehensive (loss) income:
Change in unrealized (losses) gains on available-for-sale investments, net of taxes of $(2,452) in 2020 and $1,802 in 2019	(9,223)	6,780
Total comprehensive (loss) income	$(4,137)	$25,500

Earnings per share:
Basic	$0.23	$0.88
Diluted	$0.22	$0.86

Weighted-average shares outstanding:
Basic	22,109	21,169
Diluted	22,678	21,763
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	$223	$230,742	$166,074	$4,295	$401,334

Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation expense	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	$213	$159,589	$123,563	$5,524	$288,889

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities:
Net cash provided by operating activities	$59,683	$33,804

Investing activities:
Purchase of property and equipment	(9,264)	(3,925)
Sale of property and equipment	4,999	—
Purchases – fixed-maturity securities	(146,963)	(43,040)
Purchases – equity securities	(13,443)	(1,831)
Sales – fixed-maturity securities	31,641	28,416
Sales – equity securities	—	915
Maturities and calls – fixed-maturity securities	19,482	14,545
Net cash used in investing activities	(113,548)	(4,920)

Financing activities:
Proceeds from credit facility	7,300	—
Common stock issued, stock options exercised	702	597
Dividends paid	(1,991)	(1,696)
Net cash provided by (used in) financing activities	6,011	(1,099)
Net change in cash and cash equivalents	(47,854)	27,785
Cash and cash equivalents at beginning of year	100,408	75,089
Cash and cash equivalents at end of period	$52,554	$102,874

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of Kinsale Capital Group, Inc. and its wholly owned subsidiaries' (the "Company") business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Recently adopted accounting pronouncements
Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326)
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. The update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities must also be recorded through an allowance for credit losses. However, the amendments limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under previous GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify certain aspects of it.
Effective January 1, 2020, the Company adopted this ASU using the modified-retrospective approach and recorded a cumulative effect adjustment to beginning retained earnings. The adoption of this ASU resulted in the recognition of an allowance for credit loss related to the Company’s reinsurance recoverables. However, since the Company enters into contracts with reinsurers that have A.M. Best ratings of “A” (Excellent) or better, the allowance was not material to the Company’s consolidated financial statements.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
On August 29, 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up and other up-front costs incurred in a cloud computing arrangement hosted by the vendor. The new guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The new guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. Effective January 1, 2020, the Company adopted ASU 2018-15 using a modified-retrospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company's financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$4	$—	$114
Obligations of states, municipalities and political subdivisions	173,422	8,830	(702)	181,550
Corporate and other securities	255,784	5,849	(7,418)	254,215
Commercial mortgage and asset-backed securities	232,773	2,112	(7,820)	227,065
Residential mortgage-backed securities	153,776	3,527	(1,342)	155,961
Total available-for-sale investments	$815,865	$20,322	$(17,282)	$818,905

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	166,312	7,542	(961)	172,893
Corporate and other securities	180,287	4,736	(255)	184,768
Commercial mortgage and asset-backed securities	195,750	2,930	(710)	197,970
Residential mortgage-backed securities	172,358	1,819	(388)	173,789
Total available-for-sale investments	$714,817	$17,029	$(2,314)	$729,532

Available-for-sale securities in a loss position
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the securities’ fair value is deemed to be a credit loss. The Company considers a number of factors in completing its review of credit losses, including the extent to which a security's fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute a credit loss.
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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income. Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 1 - Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information.
The Company reports investment income due and accrued separately from fixed-maturity securities, available for sale, and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through net realized gains (losses) on investments at the time the issuer of the bond defaults or is expected to default on payments.

The following tables summarize gross unrealized holding losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$24,377	$(702)	$—	$—	$24,377	$(702)
Corporate and other securities	104,161	(7,418)	—	—	104,161	(7,418)
Commercial mortgage and asset-backed securities	127,009	(5,608)	21,917	(2,212)	148,926	(7,820)
Residential mortgage-backed securities	52,605	(1,324)	282	(18)	52,887	(1,342)
Total available-for-sale investments	$308,152	$(15,052)	$22,199	$(2,230)	$330,351	$(17,282)

At March 31, 2020, the Company held 206 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $330.4 million and gross unrealized losses of $17.3 million. Of these securities, 12 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2020, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2020, 85.2% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the three months ended March 31, 2020, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$28,997	$(961)	$254	$—	$29,251	$(961)
Corporate and other securities	22,409	(251)	1,509	(4)	23,918	(255)
Commercial mortgage and asset-backed securities	37,723	(303)	46,623	(407)	84,346	(710)
Residential mortgage-backed securities	36,986	(148)	24,815	(240)	61,801	(388)
Total available-for-sale investments	$126,115	$(1,663)	$73,201	$(651)	$199,316	$(2,314)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2020 are summarized, by contractual maturity, as follows:

	March 31, 2020
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$13,680	$13,742
Due after one year through five years	109,574	111,474
Due after five years through ten years	134,900	135,904
Due after ten years	171,162	174,759
Commercial mortgage and asset-backed securities	232,773	227,065
Residential mortgage-backed securities	153,776	155,961
Total fixed-maturity securities	$815,865	$818,905

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest:
Taxable bonds	$4,611	$3,067
Tax exempt municipal bonds	915	1,008
Cash equivalents and short-term investments	250	245
Dividends on equity securities	575	521
Gross investment income	6,351	4,841
Investment expenses	(391)	(326)
Net investment income	$5,960	$4,515

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed-maturity securities:
Realized gains	$787	$371
Realized losses	(23)	(79)
Net realized gains from fixed-maturity securities	764	292

Equity securities:
Realized gains	—	4
Realized losses	—	(16)
Net realized losses from equity securities	—	(12)
Realized gains from the sales of short-term investments	12	—
Net realized investment gains	$776	$280

Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended March 31, 2020, the change in net unrealized losses for fixed-maturity securities was $11.7 million. For the three months ended March 31, 2019, the change in net unrealized gains for fixed-maturity securities was $8.6 million.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at both March 31, 2020 and December 31, 2019.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $13.1 million at March 31, 2020. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

3.     Fair value measurements
Fair value is estimated for each class of financial instrument for which it is practical to estimate fair value. Fair value is defined as the price in the principal market that would be received in exchange for an asset or a liability to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.

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
The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$114	$—	$—	$114
Obligations of states, municipalities and political subdivisions	—	181,550	—	181,550
Corporate and other securities	—	254,215	—	254,215
Commercial mortgage and asset-backed securities	—	227,065	—	227,065
Residential mortgage-backed securities	—	155,961	—	155,961
Total fixed-maturity securities	114	818,791	—	818,905

Equity securities:
Exchange traded funds	59,046	—	—	59,046
Nonredeemable preferred stock	—	24,520	—	24,520
Total equity securities	59,046	24,520	—	83,566
Total	$59,160	$843,311	$—	$902,471

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	172,893	—	172,893
Corporate and other securities	—	184,768	—	184,768
Commercial mortgage and asset-backed securities	—	197,970	—	197,970
Residential mortgage-backed securities	—	173,789	—	173,789
Total fixed-maturity securities	112	729,420	—	729,532

Equity securities:
Exchange traded funds	54,463	—	—	54,463
Nonredeemable preferred stock	—	23,831	—	23,831
Total equity securities	54,463	23,831	—	78,294
Total	$54,575	$753,251	$—	$807,826

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$23,564	$14,801
Policy acquisition costs deferred:
Direct commissions	18,078	12,363
Ceding commissions	(3,872)	(3,256)
Other underwriting and policy acquisition costs	1,187	965
Policy acquisition costs deferred	15,393	10,072
Amortization of net policy acquisition costs	(12,952)	(8,559)
Balance, end of period	$26,005	$16,314

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Equipment	$2,415	$2,353
Software	2,999	2,356
Furniture and fixtures	1,025	1,025
Leasehold improvements	984	984
Construction in progress - corporate headquarters	29,332	19,789
	36,755	26,507
Accumulated depreciation	(4,073)	(3,873)
Total property and equipment, net	$32,682	$22,634

Construction in progress includes the purchased land and capitalized expenses related to the construction of the new corporate headquarters' building and parking deck. Construction is expected to be completed in the third quarter of 2020.

6.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2020 and 2019 consist of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$15,142	$10,674
Ceding commissions	(3,183)	(2,938)
Other operating expenses	9,624	7,880
Total	$21,583	$15,616

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $8.8 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively.

7.    Stock-based compensation
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
The total compensation cost that has been charged against income for share-based compensation arrangements was $0.8 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Restricted Stock Awards
During the three months ended March 31, 2020, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 year. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2020 is as follows:

	For the Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	122,723	$67.01
Granted	4,428	$101.66
Vested	(7,020)	$55.56
Forfeited	(140)	$53.60
Non-vested outstanding at the end of the period	119,991	$68.97

The weighted average grant-date fair value of the Company's restricted stock awards granted during the three months ended March 31, 2020 and 2019 was $101.66 and $55.56, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2020 and 2019 was $0.7 million and $0.4 million, respectively. As of March 31, 2020, the Company had $6.3 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.7 years.

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

A summary of option activity as of March 31, 2020, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2020	614,345	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(43,870)	16.00
Outstanding at March 31, 2020	570,475	$16.00	6.3	$50,504
Exercisable at March 31, 2020	349,744	$16.00	6.3	$30,963

The total intrinsic value of options exercised was $4.6 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $0.2 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 0.3 years.

8.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Net income	$5,086	$18,720

Weighted average common shares outstanding - basic	22,109	21,169
Effect of potential dilutive securities:
Conversion of stock options	508	568
Conversion of restricted stock	61	26
Weighted average common shares outstanding - diluted	22,678	21,763

Earnings per common share:
Basic	$0.23	$0.88
Diluted	$0.22	$0.86

There were no anti-dilutive stock awards for the three months ended March 31, 2020 or March 31, 2019.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were (1.1)% and 17.9% for the three months ended March 31, 2020 and 2019, respectively. In the first quarter of 2020, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock options exercised and tax-exempt investment income in relation to pretax income. Pretax income in the first quarter of 2020 reflected a decline in the fair value of the Company's equity investment portfolio.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The purpose of the CARES Act is to provide emergency assistance and health care response for individuals, families, and businesses affected by the 2020 coronavirus pandemic. The CARES Act builds on and clarifies a number of changes in corporate tax law implemented by the Tax Cuts and Jobs Act. The Company does not expect that the CARES Act will have a significant impact on its financial statements.

10.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31
	2020	2019
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$460,058	$369,152
Less reinsurance recoverable on unpaid losses	69,792	55,389
Adoption of new accounting standard for credit losses	(282)	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	390,548	313,763
Incurred losses and loss adjustment expenses:
Current year	56,742	40,128
Prior years	(3,009)	(6,396)
Total net losses and loss adjustment expenses incurred	53,733	33,732

Payments:
Current year	777	2,042
Prior years	21,270	17,955
Total payments	22,047	19,997
Net reserves for unpaid losses and loss adjustment expenses, end of period	422,234	327,498
Reinsurance recoverable on unpaid losses	69,099	57,627
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$491,333	$385,125

During the three months ended March 31, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $3.0 million across substantially all accident years, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.
During the three months ended March 31, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $6.4 million. The favorable development was primarily attributable to the 2015 through 2018 accident years of $6.3 million, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Premiums written:
Direct	$124,036	$84,563
Assumed	—	63
Ceded	(15,983)	(11,559)
Net written	$108,053	$73,067

Premiums earned:
Direct	$103,734	$72,078
Assumed	15	57
Ceded	(13,988)	(10,644)
Net earned	$89,761	$61,491

Incurred losses and loss adjustment expenses were net of reinsurance (ceded incurred losses and loss adjustment expenses) of $6.5 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, reinsurance recoverables on paid and unpaid losses were $2.3 million and $69.1 million, respectively. At December 31, 2019, reinsurance recoverables on paid and unpaid losses were $2.8 million and $69.8 million, respectively.

12.     Credit Agreement
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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of March 31, 2020, there was $24.1 million outstanding under the Credit Facility, net of debt issuance cost of $0.5 million, with a weighted average interest rate of 3.01%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of March 31, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(10,911)	$8,873
Income taxes	2,291	(1,863)
Unrealized (losses) gains arising during the period, net of income taxes	(8,620)	7,010
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	764	292
Income taxes	(161)	(62)
Reclassification adjustment included in net income, net of income taxes	603	230
Other comprehensive (loss) income	$(9,223)	$6,780

The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2019. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2020, the percentage breakdown of our gross written premiums was approximately 90% casualty and 10% property. Our underwriting divisions include construction, small business, excess casualty, allied health, product liability, commercial property, professional liability, general casualty, life sciences, management liability, energy, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented approximately 4% of our gross written premiums in the first quarter of 2020, and is included in our property division.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic and related economic downturn on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio.

Management has not seen a significant decrease in the growth rate of its gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn. Over the past year, including a time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market and management expects premium growth to continue throughout the remainder of 2020.

With respect to reported claims, Kinsale does not write lines of business with heightened exposure to COVID-19 related claims.  Specifically, Kinsale does not write event cancellation, mortgage insurance, trade credit or surety, workers' compensation or reinsurance business. Lines of business written by Kinsale that could be subject to COVID-19 related claims include general liability, management liability, healthcare-related professional liability and commercial property. In each case, policy terms and conditions would be expected to preclude coverage for virus-related claims. Although management cannot definitively determine the ultimate impact of COVID-19 and related economic conditions at this time, management does not currently expect a material adverse effect on Kinsale’s loss ratios due to COVID-19 related claims.

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments. We believe the significant declines in the fair value of our investment portfolio in the three months ended March 31, 2020 was due to the recent disruption in the global financial markets associated with COVID-19 as opposed to underlying issues with our investment portfolio. During an economic downturn, certain investments, however, may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio as it relates to COVID-19 will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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
Other underwriting expenses represent the general and administrative expenses of our insurance business such as employment costs, telecommunication and technology costs, and legal and auditing fees.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net change in the fair value of equity securities, net realized gains and losses on investments, other income, other expenses and income tax expense. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
Net operating earnings is a non-GAAP financial measure. We define net operating earnings as net income excluding the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
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
Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed as a percentage of average stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net retention ratio is the ratio of net written premiums to gross written premiums.
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of average beginning and ending balances of those investments during the period.
Three months ended March 31, 2020 compared to three months ended March 31, 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019	Change	% Change

Gross written premiums	$124,036	$84,626	$39,410	46.6%
Ceded written premiums	(15,983)	(11,559)	(4,424)	38.3%
Net written premiums	$108,053	$73,067	$34,986	47.9%

Net earned premiums	$89,761	$61,491	$28,270	46.0%
Losses and loss adjustment expenses	53,733	33,732	20,001	59.3%
Underwriting, acquisition and insurance expenses	21,583	15,616	5,967	38.2%
Underwriting income (1)	14,445	12,143	2,302	19.0%
Net investment income	5,960	4,515	1,445	32.0%
Change in fair value of equity securities	(16,161)	5,895	(22,056)	NM
Net realized gains on investments	776	280	496	177.1%
Other income (expense), net	10	(32)	42	(131.3)%
Income before taxes	5,030	22,801	(17,771)	(77.9)%
Income tax (benefit) expense	(56)	4,081	(4,137)	(101.4)%
Net income	$5,086	$18,720	$(13,634)	(72.8)%
Net operating earnings (2)	$17,240	$13,842	$3,398	24.5%

Loss ratio	59.9%	54.9%
Expense ratio	24.0%	25.4%
Combined ratio	83.9%	80.3%

Annualized return on equity	5.0%	27.1%
Annualized operating return on equity(2)	17.1%	20.0%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. Annualized operating return on equity is defined as net operating earnings expressed on an annualized basis as a percentage of stockholders’ equity during the period. See "—

Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $5.1 million for the three months ended March 31, 2020 compared to $18.7 million for the three months ended March 31, 2019, a decrease of 72.8%. The decrease in net income for the first three months of 2020 over the same period last year was largely due to a decline in fair value on our equity investment portfolio driven by the disruption in global financial markets beginning in March 2020, associated with the COVID-19 pandemic. This decrease was offset in part by higher submission activity from brokers, resulting from continued favorable market conditions in the excess and surplus lines market.
Underwriting income (1) was $14.4 million for the three months ended March 31, 2020 compared to $12.1 million for the three months ended March 31, 2019, an increase of 19.0%. The corresponding combined ratios were 83.9% for the three months ended March 31, 2020 compared to 80.3% for the three months ended March 31, 2019. The increase in our underwriting income in the first three months of 2020 compared to the same period last year was due to growth in earned premiums quarter over quarter, offset in part by lower favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $124.0 million for the three months ended March 31, 2020 compared to $84.6 million for the three months ended March 31, 2019, an increase of $39.4 million, or 46.6%. The increase in gross written premiums for the first three months of 2020 over the same period last year was due to higher submission activity from brokers and higher rates, resulting from continued favorable market conditions in the excess and surplus lines market. The average premium on a policy written was approximately $9,200 in the first three months of 2020 compared to approximately $8,000 in the first three months of 2019. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $11,900 for the first three months of 2020 and $10,400 for the first three months of 2019.
Net written premiums increased by $35.0 million, or 47.9%, to $108.1 million for the three months ended March 31, 2020 from $73.1 million for the three months ended March 31, 2019. The increase in net written premiums for the first three months of 2020 compared to the same period last year was primarily due to higher gross written premiums and higher retention of gross written premiums. The net retention ratio was 87.1% for the three months ended March 31, 2020 compared to 86.3% for the same period last year. The increase in the net retention ratio was primarily due to higher retention levels on the reinsurance treaties effective with the June 1, 2019 contract renewal.
Net earned premiums increased by $28.3 million, or 46.0%, to $89.8 million for the three months ended March 31, 2020 from $61.5 million for the three months ended March 31, 2019 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.9% for the three months ended March 31, 2020 compared to 54.9% for the three months ended March 31, 2019. The increase in the loss ratio in the first three months of 2020 compared to the first three months of 2019 was due primarily to lower favorable development on loss reserves from prior accident years, offset in part by lower reported losses in the current accident year compared to the same period last year.
During the first three months of 2020 and 2019, the overall favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended March 31, 2020, prior accident years developed favorably by $3.0 million, across substantially all accident years. During the three months ended March 31, 2019, loss reserves for prior accident years developed favorably by $6.4 million, of which $6.3 million was largely attributable to accident years 2015 through 2018. The lower favorable development on loss reserves from prior accident years was in part due to management’s decision to add what it believes to be an appropriate level of conservatism to provide for the emergence of reported losses over a longer period of time in light of recent economic conditions and other effects related to the COVID-19 pandemic.
The following table summarizes the loss ratios for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$56,671	63.1%	$40,098	65.2%
Current year catastrophe losses	71	0.1%	30	0.1%
Effect of prior year development	(3,009)	(3.3)%	(6,396)	(10.4)%
Total	$53,733	59.9%	$33,732	54.9%
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$15,142	16.9%	$10,674	17.4%
Ceding	(3,183)	(3.6)%	(2,938)	(4.8)%
Net commissions incurred	11,959	13.3%	7,736	12.6%
Other underwriting expenses	9,624	10.7%	7,880	12.8%
Underwriting, acquisition and insurance expenses	$21,583	24.0%	$15,616	25.4%
The expense ratio was 24.0% for the three months ended March 31, 2020 compared to 25.4% for the three months ended March 31, 2019. The decrease in the expense ratio was due to higher net earned premiums without a proportional increase in the amount of other underwriting expenses. This decrease was offset in part by higher net commissions incurred as a percentage of earned premiums quarter over quarter, which was largely due to an increase in the retention on our reinsurance treaties, which resulted in relatively lower ceded premiums and associated commissions for the three months ended March 31, 2020. Direct commissions paid as a percent of gross written premiums was 14.6% for both the three months ended March 31, 2020 and 2019.
Investing results
Our net investment income increased by 32.0% to $6.0 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019. This increase in the first three months of 2020 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since March 31, 2019 and proceeds from our equity offering in the third quarter of 2019. This increase was offset in part by lower gross investment returns in the first quarter of 2020 compared to the first quarter of 2019.

The following table summarizes net investment income and net realized and unrealized investment gains and losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019	Change	% Change

Interest from fixed-maturity securities	$5,526	$4,075	$1,451	35.6%
Dividends from equity securities	575	521	54	10.4%
Other	250	245	5	2.0%
Gross investment income	6,351	4,841	1,510	31.2%
Investment expenses	(391)	(326)	(65)	19.9%
Net investment income	5,960	4,515	1,445	32.0%
Change in fair value of equity securities	(16,161)	5,895	(22,056)	NM
Net realized gains on investments	776	280	496	177.1%
Total	$(9,425)	$10,690	$(20,115)	(188.2)%
NM - Percentage change not meaningful.
Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.9% for the three months ended March 31, 2020, compared to 3.2% for the three months ended March 31, 2019. The decrease in annualized gross investment returns was due to a lower interest rate environment since March 31, 2019.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in the securities' fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the three months ended March 31, 2020 or 2019.
Income tax expense
Our income tax benefit was $0.1 million for the three months ended March 31, 2020 compared to income tax expense of $4.1 million for the three months ended March 31, 2019. Our effective tax rate was approximately (1.1)% for the three months ended March 31, 2020 compared to 17.9% for the three months ended March 31, 2019. In the first quarter of 2020, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock options exercised and tax-exempt investment income in relation to pretax income. Pretax income in the first quarter of 2020 reflected a decline in the fair value of the Company's equity investment portfolio.
Return on equity
Our annualized return on equity was 5.0% for the three months ended March 31, 2020 compared to 27.1% for the three months ended March 31, 2019. Our annualized operating return on equity was 17.1% for the three months ended March 31, 2020 compared to 20.0% for the three months ended March 31, 2019. The decrease in annualized operating return on equity for the three months ended March 31, 2020 compared to the prior-year period was due largely to the proceeds received from our equity offering in the third quarter of 2019.

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
Our cash flows for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$59,683	$33,804
Investing activities	(113,548)	(4,920)
Financing activities	6,011	(1,099)
Change in cash and cash equivalents	$(47,854)	$27,785
Net cash provided by operating activities was approximately $59.7 million for the three months ended March 31, 2020, compared to $33.8 million for the same period in 2019. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $113.5 million for the three months ended March 31, 2020, compared to $4.9 million for the three months ended March 31, 2019. Net cash used in investing activities during the first three months of 2020 included purchases of fixed-maturity securities of $147.0 million, which in part reflected the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first three months of 2020, we received proceeds of $31.6 million from sales of fixed-maturity securities, largely corporate bonds, and $19.5 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2020, purchases of ETFs and non-redeemable preferred stock were $9.6 million and $3.8 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $4.3 million, primarily related to the development of our new corporate headquarters, previously disclosed.
Cash used in investing activities during the first three months of 2019 reflected purchases of fixed-income securities of $43.0 million, comprised of asset- and mortgage-backed securities and corporate bonds. During the first three months of 2019, we received proceeds of $28.4 million from sales of fixed-maturity securities, principally municipal bonds, and $14.5 million from redemptions of corporate bonds and asset- and mortgage-backed securities. During the three months ended March 31, 2019, purchases and sales of equity securities were $1.8 million and $0.9 million, respectively, largely related to non-redeemable preferred stocks. In addition, net cash used in investing activities included the purchase of land for $2.5 million in anticipation of developing a new corporate headquarters.
During the first three months of March 31, 2020, we drew down $7.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. In addition, during the first three months of March 31, 2020, cash used in financing activities reflected dividends paid of $0.09 per common share, or $2.0 million in aggregate. During the first three months of March 31, 2019, cash used in financing activities primarily reflected dividends paid of $0.08 per common share, or $1.7 million in aggregate. Net proceeds received from our equity compensation plans were $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of our new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of March 31, 2020, there was $24.1 million outstanding under the Credit Facility, net of debt issuance costs.
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

The following is a summary of our significant reinsurance programs as of March 31, 2020:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2020, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2020, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At March 31, 2020, total stockholders' equity was $401.3 million and tangible stockholders' equity was $398.5 million, compared to total stockholders' equity of $405.9 million and tangible stockholders' equity $403.1 million at December 31, 2019. The decreases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to lower fair value of our available-for-sale investments, net of taxes, and the payment of dividends. These decreases were offset in part by profits generated during the period and activity related to stock-based compensation plans.
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
Stockholders' equity at March 31, 2020 and December 31, 2019, reconciles to tangible stockholders' equity as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Stockholders' equity	$401,334	$405,880
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$398,539	$403,085
Investment portfolio
At March 31, 2020, our cash and invested assets of $955.0 million consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At March 31, 2020, the majority of the investment portfolio was comprised of fixed-maturity securities of $818.9 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2020, we also held $83.6 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock, and $52.6 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.7 years at March 31, 2020 and 4.3 years at December 31, 2019 and an average rating of "AA-" at March 31, 2020 and December 31, 2019.
At March 31, 2020 and December 31, 2019, the amortized cost and fair value on fixed-maturity securities were as follows:

	March 31, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$114	—%	$110	$112	—%
Obligations of states, municipalities and political subdivisions	173,422	181,550	22.2%	166,312	172,893	23.7%
Corporate and other securities	255,784	254,215	31.1%	180,287	184,768	25.4%
Commercial mortgage and asset-backed securities	232,773	227,065	27.7%	195,750	197,970	27.1%
Residential mortgage-backed securities	153,776	155,961	19.0%	172,358	173,789	23.8%
Total fixed-maturity securities	$815,865	$818,905	100.0%	$714,817	$729,532	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$226,860	27.7%	$213,174	29.2%
AA	270,501	33.0%	259,873	35.6%
A	200,204	24.5%	176,338	24.2%
BBB	103,904	12.7%	74,872	10.3%
Below BBB and unrated	17,436	2.1%	5,275	0.7%
Total	$818,905	100.0%	$729,532	100.0%
The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$13,680	$13,742	1.7%	$9,940	$9,990	1.4%
Due after one year through five years	109,574	111,474	13.6%	115,480	118,611	16.3%
Due after five years through ten years	134,900	135,904	16.6%	79,235	82,314	11.3%
Due after ten years	171,162	174,759	21.4%	142,054	146,858	20.1%
Commercial mortgage and asset-backed securities	232,773	227,065	27.7%	195,750	197,970	27.1%
Residential mortgage-backed securities	153,776	155,961	19.0%	172,358	173,789	23.8%
Total fixed maturities	$815,865	$818,905	100.0%	$714,817	$729,532	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2020, approximately 6.2% of our total cash and investments were invested in ETFs. At March 31, 2020 and December 31, 2019, our ETF balances were comprised of the following funds:

	March 31, 2020		December 31, 2019
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$42,357	71.7%	$42,873	78.7%
Dividend yield equity fund	16,689	28.3%	11,590	21.3%
Total	$59,046	100.0%	$54,463	100.0%

As of March 31, 2020, approximately 2.6% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$21,675	88.4%	$20,369	85.5%
Utilities	2,598	10.6%	2,992	12.5%
Industrials and other	247	1.0%	470	2.0%
Total	$24,520	100.0%	$23,831	100.0%
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at both March 31, 2020 and December 31, 2019.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at March 31, 2020.
Reconciliation of non-GAAP financial measures
Reconciliation of underwriting income
Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized gains and losses on investments, other income, other expenses and income tax expense. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the three months ended March 31, 2020 and 2019, reconciles to underwriting income as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Net income	$5,086	$18,720
Income tax (benefit) expense	(56)	4,081
Income before income taxes	5,030	22,801
Other expenses	—	36
Net investment income	(5,960)	(4,515)
Change in the fair value of equity securities	16,161	(5,895)
Net realized gains on investments	(776)	(280)
Other income	(10)	(4)
Underwriting income	$14,445	$12,143
Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. Management believes the exclusion of these items provides a more useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., diluted operating earnings per share and annualized operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.
Net income for the three months ended March 31, 2020 and 2019, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Net operating earnings:
Net income	$5,086	$18,720
Change in the fair value of equity securities, after taxes	12,767	(4,657)
Net realized gains on investments, after taxes	(613)	(221)
Net operating earnings	$17,240	$13,842

Operating return on equity:
Average stockholders' equity (1)	$403,607	$276,438
Annualized return on equity (2)	5.0%	27.1%
Annualized operating return on equity (3)	17.1%	20.0%
(1) Computed by adding the total stockholders' equity as of the date indicated to the prior quarter-end or year-end total, as applicable, and dividing by two.
(2) Annualized return on equity is net income expressed on an annualized basis as a percentage of average stockholders’ equity during the period.
(3) Annualized operating return on equity is net operating earnings expressed on an annualized basis as a percentage of average stockholders’ equity during the period.
Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our "2019 Form 10-K"), as updated and supplemented by the below risk factor.  The below risk factor updates the risk factor captioned “Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.” in our 2019 Form 10-K.  These risks and uncertainties are not the only ones facing us.  There may be additional risks and uncertainties of which we are currently unaware or currently believe to be immaterial.  The occurrence of any of these risks could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

Severe weather conditions, catastrophes, pandemics and similar events may adversely affect our business, results of operations and financial condition.

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, war, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Severe weather conditions and catastrophes can cause losses in our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which may require us to increase our reserves, causing our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, war, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Severe weather conditions and catastrophes can cause losses in our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which may require us to increase our reserves, causing our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.

Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In response, governmental authorities (including the U.S. federal government, states and localities) have mandated, and continue to introduce, measures to slow the transmission of the virus, including shelter-in-place orders, significant restrictions on travel, limits on gatherings, quarantines and business shutdowns. While to date we have not seen a significant decrease in the growth rate of our gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn, the COVID-19 situation remains fluid and continues to evolve, and at this time we are unable to determine the ultimate impact of COVID-19 and related economic downturn on our business, financial condition, results of operations and cash flows. While policy terms and conditions in the lines of business written by Kinsale would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. In addition, in response to COVID-19, legislative, regulatory and judicial actions may include, but are not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, ordering us to provide premiums refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay past due premiums. We are closely monitoring the impact of the COVID-19 pandemic and related economic downturn on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio as well as how it may result in other effects such as the potential for delayed reporting and settlement of claims due to limited access to business locations. Due to the recent disruption in the global financial markets associated with COVID-19, the fair value of our investment portfolio significantly declined in the three months ended March 31, 2020, which adversely affected our total comprehensive income (loss) for the quarter. If the COVID-19 pandemic continues to worsen and measures put in place to stabilize the economy are not effective, or pandemics, outbreaks and other events occur or re-occur, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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

KINSALE CAPITAL GROUP, INC.
Date: April 30, 2020	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: April 30, 2020	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer