Form 10-Q
period 2020-06-30
Kinsale Capital Group, Inc.
filed 2020-07-30
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 24, 2020: 22,303,443

KINSALE CAPITAL GROUP, INC.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to historical or current fact. These statements may discuss, among others, our future financial performance, our business prospects and strategy, our anticipated financial position, liquidity and capital, dividends and general market and industry conditions. You can identify forward-looking statements by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "outlook," "future," "will," "would," "should," "could," "may," "can have" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements are only predictions and are not guarantees of future performance. Actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include, without limitation:
•the possibility that our loss reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows;
•the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
•adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, affecting our growth and profitability;
•a decline in our financial strength rating adversely affecting the amount of business we write;
•the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;
•our reliance on a select group of brokers;
•the failure of any of the loss limitations or exclusions we employ, or change in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
•the performance of our investment portfolio adversely affecting our financial results;
•the changing market conditions of our excess and surplus lines ("E&S") insurance operations, as well as the cyclical nature of our business, affecting our financial performance;
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
•the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;
•being forced to sell investments to meet our liquidity requirements;
•the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;
•our employees taking excessive risks;
•the possibility that severe weather conditions, catastrophes, pandemics and similar events may adversely affect our business, results of operations and financial condition;

•the inability to manage our growth effectively;
•the intense competition for business in our industry;
•the effects of litigation having an adverse effect on our business;
•the failure to maintain effective internal controls in accordance with the Sarbanes-Oxley of 2002 (the "Sarbanes-Oxley Act"); and
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities available for sale, at fair value (amortized cost: $856,136 in 2020; $714,817 in 2019)	$893,364	$729,532
Equity securities, at fair value (cost: $96,178 in 2020 $64,245 in 2019)	107,905	78,294
Total investments	1,001,269	807,826
Cash and cash equivalents	62,976	100,408
Investment income due and accrued	6,174	4,743
Premiums receivable, net	50,866	34,483
Reinsurance recoverables	73,123	72,574
Ceded unearned premiums	19,399	16,118
Deferred policy acquisition costs, net of ceding commissions	28,942	23,564
Intangible assets	3,538	3,538
Deferred income tax asset, net	—	3,374
Other assets	43,061	23,922
Total assets	$1,289,348	$1,090,550

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$525,801	$460,058
Unearned premiums	229,599	187,374
Payable to reinsurers	14,407	7,151
Accounts payable and accrued expenses	9,936	12,366
Credit facility	33,107	16,744
Deferred income tax liability, net	61	—
Other liabilities	20,323	977
Total liabilities	833,234	684,670

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,302,943 and 22,205,665 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	223	222
Additional paid-in capital	230,265	229,229
Retained earnings	194,323	162,911
Accumulated other comprehensive income	31,303	13,518
Total stockholders’ equity	456,114	405,880
Total liabilities and stockholders’ equity	$1,289,348	$1,090,550

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues:
Gross written premiums	$134,091	$94,947	$258,127	$179,573
Ceded written premiums	(16,484)	(12,260)	(32,467)	(23,819)
Net written premiums	117,607	82,687	225,660	155,754
Change in unearned premiums	(20,650)	(16,600)	(38,942)	(28,176)
Net earned premiums	96,957	66,087	186,718	127,578
Net investment income	6,645	4,806	12,605	9,321
Change in the fair value of equity securities	13,839	1,909	(2,322)	7,804
Net realized investment gains (losses)	253	(235)	1,029	45
Other income	13	5	23	9
Total revenues	117,707	72,572	198,053	144,757

Expenses:
Losses and loss adjustment expenses	58,304	39,579	112,037	73,311
Underwriting, acquisition and insurance expenses	22,961	16,437	44,544	32,053
Other expenses	—	21	—	57
Total expenses	81,265	56,037	156,581	105,421
Income before income taxes	36,442	16,535	41,472	39,336
Total income tax expense	6,180	2,768	6,124	6,849
Net income	30,262	13,767	35,348	32,487
Other comprehensive income:
Change in unrealized gains on available-for-sale investments, net of taxes of $7,180 and $4,728 in 2020 and $1,743 and $3,544 in 2019	27,008	6,555	17,785	13,335
Total comprehensive income	$57,270	$20,322	$53,133	$45,822

Earnings per share:
Basic	$1.37	$0.65	$1.60	$1.53
Diluted	$1.33	$0.63	$1.56	$1.49

Weighted-average shares outstanding:
Basic	22,153	21,210	22,131	21,190
Diluted	22,707	21,832	22,694	21,803

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands)
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	223	230,742	166,074	4,295	401,334
Issuance of common stock under stock-based compensation plan	61	—	395	—	—	395
Stock-based compensation expense	—	—	931	—	—	931
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.09 per share)	—	—	—	(2,013)	—	(2,013)
Other comprehensive income, net of tax	—	—	—		27,008	27,008
Net income	—	—	—	30,262	—	30,262
Balance at June 30, 2020	22,303	$223	$230,265	$194,323	$31,303	$456,114

Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation expense	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	213	159,589	123,563	5,524	288,889
Issuance of common stock under stock-based compensation plan	78	1	393	—	—	394
Stock-based compensation expense	—	—	621	—	—	621
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,555	6,555
Net income	—	—	—	13,767	—	13,767
Balance at June 30, 2019	21,356	$214	$159,986	$135,628	$12,079	$307,907

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities:
Net cash provided by operating activities	$132,587	$71,292

Investing activities:
Purchase of property and equipment	(20,113)	(5,999)
Sale of property and equipment	4,999	—
Purchases – fixed-maturity securities	(231,112)	(115,356)
Purchases – equity securities	(31,985)	(3,593)
Sales – fixed-maturity securities	54,525	31,441
Sales – equity securities	—	2,869
Maturities and calls – fixed-maturity securities	42,079	25,699
Net cash used in investing activities	(181,607)	(64,939)

Financing activities:
Proceeds from credit facility	16,300	—
Debt issuance costs	—	(284)
Payroll taxes withheld and remitted on share-based payments	(1,803)	(617)
Proceeds from stock options exercised	1,097	991
Dividends paid	(4,006)	(3,401)
Net cash provided by (used in) financing activities	11,588	(3,311)
Net change in cash and cash equivalents	(37,432)	3,042
Cash and cash equivalents at beginning of year	100,408	75,089
Cash and cash equivalents at end of period	$62,976	$78,131

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

2.  Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,130	$—	$(17)	$1,113
Obligations of states, municipalities and political subdivisions	178,620	11,939	(15)	190,544
Corporate and other securities	277,485	17,968	(1,120)	294,333
Commercial mortgage and asset-backed securities	261,734	6,916	(2,763)	265,887
Residential mortgage-backed securities	137,167	4,500	(180)	141,487
Total available-for-sale investments	$856,136	$41,323	$(4,095)	$893,364

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	166,312	7,542	(961)	172,893
Corporate and other securities	180,287	4,736	(255)	184,768
Commercial mortgage and asset-backed securities	195,750	2,930	(710)	197,970
Residential mortgage-backed securities	172,358	1,819	(388)	173,789
Total available-for-sale investments	$714,817	$17,029	$(2,314)	$729,532

Available-for-sale securities in a loss position
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the fair value is deemed to be a credit loss. The Company considers a number of factors in completing its review of credit losses, including the extent to which a security's fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute a credit loss.
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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income. Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 1 - Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information.
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

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$573	$(17)	$—	$—	$573	$(17)
Obligations of states, municipalities and political subdivisions	2,007	(15)	—	—	2,007	(15)
Corporate and other securities	32,899	(1,120)	—	—	32,899	(1,120)
Commercial mortgage and asset-backed securities	86,355	(1,912)	23,256	(851)	109,611	(2,763)
Residential mortgage-backed securities	12,716	(162)	276	(18)	12,992	(180)
Total available-for-sale investments	$134,550	$(3,226)	$23,532	$(869)	$158,082	$(4,095)

At June 30, 2020, the Company held 89 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $158.1 million and gross unrealized losses of $4.1 million. Of these securities, 12 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2020, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2020, 82.6% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the six months ended June 30, 2020, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$28,997	$(961)	$254	$—	$29,251	$(961)
Corporate and other securities	22,409	(251)	1,509	(4)	23,918	(255)
Commercial mortgage and asset-backed securities	37,723	(303)	46,623	(407)	84,346	(710)
Residential mortgage-backed securities	36,986	(148)	24,815	(240)	61,801	(388)
Total available-for-sale investments	$126,115	$(1,663)	$73,201	$(651)	$199,316	$(2,314)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2020 are summarized, by contractual maturity, as follows:

	June 30, 2020
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$11,926	$12,047
Due after one year through five years	114,967	122,401
Due after five years through ten years	142,571	152,692
Due after ten years	187,771	198,850
Commercial mortgage and asset-backed securities	261,734	265,887
Residential mortgage-backed securities	137,167	141,487
Total fixed-maturity securities	$856,136	$893,364

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest:
Taxable bonds	$5,259	$3,476	$9,870	$6,543
Tax exempt municipal bonds	908	888	1,823	1,896
Cash equivalents and short-term investments	11	156	261	401
Dividends on equity securities	879	566	1,454	1,087
Gross investment income	7,057	5,086	13,408	9,927
Investment expenses	(412)	(280)	(803)	(606)
Net investment income	$6,645	$4,806	$12,605	$9,321

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed-maturity securities:
Realized gains	$320	$25	$1,107	$396
Realized losses	(67)	—	(90)	(79)
Net realized gains from fixed-maturity securities	253	25	1,017	317

Equity securities:
Realized gains	—	30	—	34
Realized losses	—	(290)	—	(306)
Net realized losses from equity securities	—	(260)	—	(272)
Realized gains from the sales of short-term investments	—	—	12	—
Net realized investment gains (losses)	$253	$(235)	$1,029	$45

Change in net unrealized gains on fixed-maturity securities
For the three and six months ended June 30, 2020, the changes in net unrealized gains for fixed-maturity securities were $34.2 million and $22.5 million, respectively. For the three and six months ended June 30, 2019, the changes in net unrealized gains for fixed-maturity securities were $8.3 million and $16.9 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at both June 30, 2020 and December 31, 2019.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $7.3 million at June 30, 2020. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,113	$—	$—	$1,113
Obligations of states, municipalities and political subdivisions	—	190,544	—	190,544
Corporate and other securities	—	294,333	—	294,333
Commercial mortgage and asset-backed securities	—	265,887	—	265,887
Residential mortgage-backed securities	—	141,487	—	141,487
Total fixed-maturity securities	1,113	892,251	—	893,364

Equity securities:
Exchange traded funds	79,818	—	—	79,818
Nonredeemable preferred stock	—	28,087	—	28,087
Total equity securities	79,818	28,087	—	107,905
Total	$80,931	$920,338	$—	$1,001,269

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	172,893	—	172,893
Corporate and other securities	—	184,768	—	184,768
Commercial mortgage and asset-backed securities	—	197,970	—	197,970
Residential mortgage-backed securities	—	173,789	—	173,789
Total fixed-maturity securities	112	729,420	—	729,532

Equity securities:
Exchange traded funds	54,463	—	—	54,463
Nonredeemable preferred stock	—	23,831	—	23,831
Total equity securities	54,463	23,831	—	78,294
Total	$54,575	$753,251	$—	$807,826

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.
The carrying value of cash equivalents approximates its fair value at June 30, 2020 and December 31, 2019, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of June 30, 2020 and December 31, 2019. See Note 12 for further information regarding the Credit Facility.

4.  Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$26,005	$16,314	$23,564	$14,801
Policy acquisition costs deferred:
Direct commissions	19,496	13,880	37,574	26,243
Ceding commissions	(3,891)	(3,258)	(7,763)	(6,514)
Other underwriting and policy acquisition costs	1,282	849	2,469	1,814
Policy acquisition costs deferred	16,887	11,471	32,280	21,543
Amortization of net policy acquisition costs	(13,950)	(9,133)	(26,902)	(17,692)
Balance, end of period	$28,942	$18,652	$28,942	$18,652

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.  Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Equipment	$2,444	$2,353
Software	3,733	2,356
Furniture and fixtures	1,699	1,025
Leasehold improvements	984	984
Construction in progress - corporate headquarters	37,803	19,789
	46,663	26,507
Accumulated depreciation	(4,273)	(3,873)
Total property and equipment, net	$42,390	$22,634

Construction in progress includes the purchased land and capitalized expenses related to the construction of the new corporate headquarters' building and parking deck. Construction is expected to be completed in the third quarter of 2020.

6.  Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2020 and 2019 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$16,341	$11,387	$31,483	$22,061
Ceding commissions	(3,463)	(3,114)	(6,646)	(6,052)
Other operating expenses	10,083	8,164	19,707	16,044
Total	$22,961	$16,437	$44,544	$32,053

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $9.2 million and $7.1 million for the three months ended June 30, 2020 and 2019, respectively. Salaries, bonuses, and employee benefit expenses were $18.0 million and $13.9 million for the six months ended June 30, 2020 and 2019, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $1.7 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.
Restricted Stock Awards
During the six months ended June 30, 2020, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of all restricted stock activity under the 2016 Incentive Plan for the six months ended June 30, 2020 is as follows:

	For the Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	122,723	$67.01
Granted	41,217	$145.46
Vested	(41,010)	$63.86
Forfeited	(559)	$68.13
Non-vested outstanding at the end of the period	122,371	$94.48

Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2020, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 11,966.

The weighted average grant-date fair value of the Company's restricted stock awards granted during the six months ended June 30, 2020 and 2019 was $145.46 and $80.59, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2020 and 2019 was $5.8 million and $2.1 million, respectively. As of June 30, 2020, the Company had $11.0 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.2 years.

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

A summary of option activity as of June 30, 2020, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2020	614,345	$16.00
Granted	—	—
Forfeited	(234)	16.00
Exercised	(68,586)	16.00
Outstanding at June 30, 2020	545,525	$16.00	6.1	$75,943
Exercisable at June 30, 2020	325,028	$16.00	6.1	$45,247

The total intrinsic value of options exercised was $7.6 million and $3.4 million during the six months ended June 30, 2020 and 2019, respectively. Since stock options are fully vested on July 27, 2020, the amount of unrecognized compensation is not material at June 30, 2020.

8. Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income	$30,262	$13,767	$35,348	$32,487

Weighted average common shares outstanding - basic	22,153	21,210	22,131	21,190
Effect of potential dilutive securities:
Conversion of stock options	490	583	500	579
Conversion of restricted stock	64	39	63	34
Weighted average common shares outstanding - diluted	22,707	21,832	22,694	21,803

Earnings per common share:
Basic	$1.37	$0.65	$1.60	$1.53
Diluted	$1.33	$0.63	$1.56	$1.49

There were approximately 37 thousand anti-dilutive stock awards for the three and six months ended June 30, 2020 and approximately 55 thousand anti-dilutive stock awards for the three and six months ended June 30, 2019.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 14.8% and 17.4% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and from income generated by certain tax-advantaged investments.
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

10.  Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30
	2020	2019
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$460,058	$369,152
Less: reinsurance recoverable on unpaid losses	69,792	55,389
Adoption of new accounting standard for credit losses	(282)	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	390,548	313,763
Incurred losses and loss adjustment expenses:
Current year	118,662	81,127
Prior years	(6,625)	(7,816)
Total net losses and loss adjustment expenses incurred	112,037	73,311

Payments:
Current year	3,245	5,530
Prior years	42,259	36,100
Total payments	45,504	41,630
Net reserves for unpaid losses and loss adjustment expenses, end of period	457,081	345,444
Reinsurance recoverable on unpaid losses	68,720	61,989
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$525,801	$407,433

During the six months ended June 30, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $6.6 million. The favorable development was primarily attributable to the 2019 accident year of $5.0 million, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.
During the six months ended June 30, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $7.8 million. The favorable development was primarily attributable to the 2017 through 2018 accident years of $14.1 million, which mostly resulted from reported losses emerging at a lower level than expected across most statutory lines of business. This favorable development was offset in part by adverse development from the 2011 through 2016 accident years of $6.2 million, which primarily resulted from higher incurred but not yet reported ("IBNR") losses to provide for uncertainty associated with the emergence of reported losses over a longer period of time.

11.  Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Premiums written:
Direct	$134,091	$94,885	$258,127	$179,448
Assumed	—	62	—	125
Ceded	(16,484)	(12,260)	(32,467)	(23,819)
Net written	$117,607	$82,687	$225,660	$155,754

Premiums earned:
Direct	$112,149	$77,920	$215,883	$149,998
Assumed	6	16	21	73
Ceded	(15,198)	(11,849)	(29,186)	(22,493)
Net earned	$96,957	$66,087	$186,718	$127,578

The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$4,453	$9,440	$10,905	$13,745

The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables on paid losses	$4,403	$2,782
Reinsurance recoverables on unpaid losses	68,720	69,792
Reinsurance recoverables	$73,123	$72,574

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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. During the six months ended June 30, 2020, the Company drew down $16.3 million on its Credit Facility. As of June 30, 2020, there was $33.1 million outstanding under the Credit Facility, net of debt issuance cost of $0.5 million, with a weighted average interest rate of 2.33%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of June 30, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.  Other comprehensive income
The following table summarizes the components of other comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gains on fixed-maturity securities arising during the period, before income taxes	$34,323	$8,323	$23,412	$17,196
Income taxes	(7,208)	(1,748)	(4,917)	(3,611)
Unrealized gains arising during the period, net of income taxes	27,115	6,575	18,495	13,585
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	135	25	899	317
Income taxes	(28)	(5)	(189)	(67)
Reclassification adjustment included in net income, net of income taxes	107	20	710	250
Other comprehensive income	$27,008	$6,555	$17,785	$13,335
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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2020, the percentage breakdown of our gross written premiums was 87% casualty and 13% property. Our underwriting divisions include construction, small business, excess casualty, commercial property, allied health, product liability, life sciences, general casualty, professional liability, management liability, energy, health care, environmental, inland marine, commercial insurance and public entity. We also write a small amount of homeowners insurance in our personal lines division, which in aggregate represented 4% of our gross written premiums in the first six months of 2020, and is included in our property business.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio.

To date, management has not seen a significant decrease in the growth rate of its gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn. Over the past year, including a time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market and management expects premium growth to continue throughout the remainder of 2020.

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

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19. During the second quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back a significant portion of the decline in fair value. However, during economic downturns, certain investments may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.

Components of our results of operations
Gross written premiums
Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:
•New business submissions;
•Conversion of new business submissions into policies;
•Renewals of existing policies; and
•Average size and premium rate of bound policies.
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
•Frequency of claims associated with the particular types of insurance contracts that we write;
•Trends in the average size of losses incurred on a particular type of business;
•Mix of business written by us;
•Changes in the legal or regulatory environment related to the business we write;

•Trends in legal defense costs;
•Wage inflation; and
•Inflation in medical costs.
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
Change in fair value of equity securities
Change in fair value of equity securities represents the increase or decrease in the fair value of equity securities held during the period.
Net realized gains (losses) on investments
Net realized gains (losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, as well as any credit impairments recognized in earnings.
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

Three months ended June 30, 2020 compared to three months ended June 30, 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
($ in thousands)	2020	2019	Change	% Change

Gross written premiums	$134,091	$94,947	$39,144	41.2%
Ceded written premiums	(16,484)	(12,260)	(4,224)	34.5%
Net written premiums	$117,607	$82,687	$34,920	42.2%

Net earned premiums	$96,957	$66,087	$30,870	46.7%
Losses and loss adjustment expenses	58,304	39,579	18,725	47.3%
Underwriting, acquisition and insurance expenses	22,961	16,437	6,524	39.7%
Underwriting income (1)	15,692	10,071	5,621	55.8%
Net investment income	6,645	4,806	1,839	38.3%
Change in the fair value of equity securities	13,839	1,909	11,930	NM
Net realized gains (losses) on investments	253	(235)	488	NM
Other income (expense), net	13	(16)	29	(181.3)%
Income before taxes	36,442	16,535	19,907	120.4%
Income tax expense	6,180	2,768	3,412	123.3%
Net income	$30,262	$13,767	$16,495	119.8%

Net operating earnings (2)	$19,129	$12,445	$6,684	53.7%

Loss ratio	60.1%	59.9%
Expense ratio	23.7%	24.9%
Combined ratio	83.8%	84.8%

Annualized return on equity	28.2%	18.5%
Annualized operating return on equity(2)	17.8%	16.7%
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
Net income was $30.3 million for the three months ended June 30, 2020 compared to $13.8 million for the three months ended June 30, 2019, an increase of 119.8%. The increase in net income for the second quarter of 2020 over the second quarter of 2019 was due to higher underwriting income, resulting from favorable E&S market conditions and strong growth in broker submissions, and higher unrealized gains on our equity investment portfolio as fair values on equity securities rebounded sharply during the second quarter of 2020.

Underwriting income was $15.7 million for the three months ended June 30, 2020 compared to $10.1 million for the three months ended June 30, 2019, an increase of 55.8%. The corresponding combined ratios were 83.8% for the three months ended June 30, 2020 compared to 84.8% for the three months ended June 30, 2019. The increase in our underwriting income in the second quarter of 2020 compared to the second quarter of 2019, was largely due to premium growth quarter over quarter and higher favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $134.1 million for the three months ended June 30, 2020 compared to $94.9 million for the three months ended June 30, 2019, an increase of $39.1 million, or 41.2%. The increase in gross written premiums for the second quarter of 2020 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from favorable market conditions. The average premium on a policy written was approximately $8,500 in the second quarter of 2020 compared to approximately $7,600 in the second quarter of 2019. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $11,400 in the second quarter of 2020 compared to $10,500 in the second quarter of 2019.
Net written premiums increased by $34.9 million, or 42.2%, to $117.6 million for the three months ended June 30, 2020 from $82.7 million for the three months ended June 30, 2019. The increase in net written premiums for the second quarter of 2020 compared to the same period last year was primarily due to higher gross written premiums and higher retention of gross written premiums. The net retention ratio was 87.7% for the three months ended June 30, 2020 compared to 87.1% for the three months ended June 30, 2019. The increase in the net retention ratio was largely due to higher retention levels under the reinsurance treaties effective with the June 1, 2019 contract renewal, as well as the property catastrophe reinsurance treaty renewal effective June 1, 2020.
Net earned premiums increased by $30.9 million, or 46.7%, to $97.0 million for the three months ended June 30, 2020 from $66.1 million for the three months ended June 30, 2019 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 60.1% for the three months ended June 30, 2020 compared to 59.9% for the three months ended June 30, 2019. The increase in the loss ratio in the second quarter of 2020 compared to the second quarter of 2019 was due primarily to higher loss selections for the current accident year, offset in part by higher favorable development on loss reserves from prior accident years and a slight decrease in catastrophe losses related to the current accident year.
During the second quarters of 2020 and 2019, the favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended June 30, 2020, prior accident years developed favorably by $3.6 million, which was primarily attributable to the 2019 accident year. During the three months ended June 30, 2019, loss reserves for prior accident years developed favorably by $1.4 million.

The following table summarizes the loss ratios for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$61,530	63.4%	$40,360	61.1%
Current year catastrophe losses	390	0.4%	639	1.0%
Effect of prior year development	(3,616)	(3.7)%	(1,420)	(2.2)%
Total	$58,304	60.1%	$39,579	59.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$16,341	16.9%	$11,387	17.2%
Ceding	(3,463)	(3.6)%	(3,114)	(4.7)%
Net commissions incurred	12,878	13.3%	8,273	12.5%
Other underwriting expenses	10,083	10.4%	8,164	12.4%
Underwriting, acquisition and insurance expenses	$22,961	23.7%	$16,437	24.9%

The expense ratio was 23.7% for the three months ended June 30, 2020 compared to 24.9% for the three months ended June 30, 2019. The decrease in the expense ratio was due to higher net earned premiums without a proportional increase in the amount of other underwriting expenses as a result of management's focus on controlling costs. This decrease was offset in part by higher net commissions incurred as a percentage of earned premiums and was largely due to an increase in the retention on our reinsurance treaties, which resulted in relatively lower ceded premiums and associated commissions. Direct commissions paid as a percent of gross written premiums was 14.5% for the three months ended June 30, 2020 and 14.6% for the three months ended June 30, 2019.

Investing results
The following table summarizes net investment income and net realized and unrealized gains and losses on investments for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
($ in thousands)	2020	2019	Change	% Change

Interest from fixed-maturity securities	$6,167	$4,364	$1,803	41.3%
Dividends from equity securities	879	566	313	55.3%
Other	11	156	(145)	(92.9)%
Gross investment income	7,057	5,086	1,971	38.8%
Investment expenses	(412)	(280)	(132)	47.1%
Net investment income	6,645	4,806	1,839	38.3%
Change in the fair value of equity securities	13,839	1,909	11,930	NM
Net realized gains (losses) on investments	253	(235)	488	NM
Total	$20,737	$6,480	$14,257	220.0%
NM - Percentage change not meaningful.

Our net investment income increased by 38.3% to $6.6 million for the three months ended June 30, 2020 from $4.8 million for the three months ended June 30, 2019. This increase was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since June 30, 2019 and from proceeds from our equity offering in the third quarter of 2019.
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.0% for the three months ended June 30, 2020, compared to 3.2% for the three months ended June 30, 2019.
Unrealized gains on our equity investment portfolio increased by $13.8 million during the second quarter of 2020. This increase was mostly related to our ETF securities which are largely reflective of the broader domestic capital market. Fair values on these securities rebounded sharply during the second quarter of 2020 from significant declines in fair value driven by the disruption in the financial markets in March 2020 associated with the COVID-19 pandemic.

Income tax expense
Our effective tax rate was 17.0% for the three months ended June 30, 2020 compared to 16.7% for the three months ended June 30, 2019. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from the stock-based compensation and from income generated by certain tax-advantaged investments.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
($ in thousands)	2020	2019	Change	% Change

Gross written premiums	$258,127	$179,573	$78,554	43.7%
Ceded written premiums	(32,467)	(23,819)	(8,648)	36.3%
Net written premiums	$225,660	$155,754	$69,906	44.9%

Net earned premiums	$186,718	$127,578	$59,140	46.4%
Losses and loss adjustment expenses	112,037	73,311	38,726	52.8%
Underwriting, acquisition and insurance expenses	44,544	32,053	12,491	39.0%
Underwriting income (1)	30,137	22,214	7,923	35.7%
Net investment income	12,605	9,321	3,284	35.2%
Change in fair value of equity securities	(2,322)	7,804	(10,126)	NM
Net realized gains on investments	1,029	45	984	NM
Other income (expense), net	23	(48)	71	(147.9)%
Income before taxes	41,472	39,336	2,136	5.4%
Income tax expense	6,124	6,849	(725)	(10.6)%
Net income	$35,348	$32,487	$2,861	8.8%

Net operating earnings (2)	$36,369	$26,286	$10,083	38.4%

Loss ratio	60.0%	57.5%
Expense ratio	23.9%	25.1%
Combined ratio	83.9%	82.6%

Annualized return on equity	16.4%	22.7%
Annualized operating return on equity(2)	16.9%	18.4%
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
Net income was $35.3 million for the six months ended June 30, 2020 compared to $32.5 million for the six months ended June 30, 2019, an increase of 8.8%. The increase in net income for the first six months of 2020 over the same period last year was due to a number of factors including growth in the business from favorable market conditions, higher net investment income and a lower effective tax rate generated from the tax benefits related to stock-based compensation activity. These increases were offset in part by a decline in fair value on our equity investment portfolio driven by volatility in the financial markets.

Underwriting income (1) was $30.1 million for the six months ended June 30, 2020 compared to $22.2 million for the six months ended June 30, 2019, an increase of 35.7%. The corresponding combined ratios were 83.9% for the six months ended June 30, 2020 compared to 82.6% for the six months ended June 30, 2019. The increase in our underwriting income for the first six months of 2020 compared to the same period last year was due to growth in earned premiums period over period, offset in part by lower favorable development on loss reserves from prior accident years.
Premiums
Our gross written premiums were $258.1 million for the six months ended June 30, 2020 compared to $179.6 million for the six months ended June 30, 2019, an increase of $78.6 million, or 43.7%. The increase in gross written premiums for the first six months of 2020 over the same period last year was due to higher submission activity from brokers and higher rates, resulting from continued favorable market conditions in the excess and surplus lines market. The average premium on a policy written was approximately $8,800 in the first six months of 2020 compared to approximately $7,800 in the first six months of 2019. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $11,600 for the first six months of 2020 and $10,500 for the first six months of 2019.
Net written premiums increased by $69.9 million, or 44.9%, to $225.7 million for the six months ended June 30, 2020 from $155.8 million for the six months ended June 30, 2019. The increase in net written premiums for the first six months of 2020 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 87.4% for the six months ended June 30, 2020 compared to 86.7% for the same period last year. The slight increase in the net retention ratio was primarily due to higher retention levels on the reinsurance treaties effective with the June 1, 2019 contract renewal.
Net earned premiums increased by $59.1 million, or 46.4%, to $186.7 million for the six months ended June 30, 2020 from $127.6 million for the six months ended June 30, 2019 due to growth in gross written premiums.
Loss ratio
The loss ratio was 60.0% for the six months ended June 30, 2020 compared to 57.5% for the six months ended June 30, 2019. The increase in the loss ratio in the first six months of 2020 compared to the first six months of 2019 was due primarily to lower favorable development on loss reserves from prior accident years.
During the first six months of 2020 and 2019, the favorable development on loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the six months ended June 30, 2020, prior accident years developed favorably by $6.6 million, of which $5.0 million was attributable to the 2019 accident year. During the six months ended June 30, 2019, loss reserves for prior accident years developed favorably by $7.8 million, of which $14.0 million was largely attributable to accident years 2017 and 2018. This favorable development was offset in part by adverse development in the accident years 2011 through 2016 of $6.2 million, which resulted from higher IBNR reserves to provide for emergence of reported losses over a longer period of time based on observed trends. The favorable development on loss reserves from prior accident years was lower in the first half of 2020 compared to the prior year in part to provide for the uncertainty associated with the emergence of reported losses over a longer period of time in light of recent economic conditions and other effects related to the COVID-19 pandemic.

The following table summarizes the loss ratios for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$118,201	63.3%	$80,458	63.1%
Current year catastrophe losses	461	0.2%	669	0.5%
Effect of prior year development	(6,625)	(3.5)%	(7,816)	(6.1)%
Total	$112,037	60.0%	$73,311	57.5%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$31,483	16.9%	$22,061	17.3%
Ceding	(6,646)	(3.6)%	(6,052)	(4.7)%
Net commissions incurred	24,837	13.3%	16,009	12.6%
Other underwriting expenses	19,707	10.6%	16,044	12.5%
Underwriting, acquisition and insurance expenses	$44,544	23.9%	$32,053	25.1%

The expense ratio was 23.9% for the six months ended June 30, 2020 compared to 25.1% for the six months ended June 30, 2019. The decrease in the expense ratio was due to higher net earned premiums without a proportional increase in the amount of other underwriting expenses as a result of management's focus on controlling costs. This decrease was offset in part by higher net commissions incurred as a percentage of earned premiums period over period, which was largely due to an increase in the retention on our reinsurance treaties and resulted in relatively lower ceded premiums and associated commissions for the six months ended June 30, 2020. Direct commissions paid as a percent of gross written premiums was 14.6% for both the six months ended June 30, 2020 and 2019.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
($ in thousands)	2020	2019	Change	% Change

Interest from fixed-maturity securities	$11,693	$8,439	$3,254	38.6%
Dividends from equity securities	1,454	1,087	367	33.8%
Other	261	401	(140)	(34.9)%
Gross investment income	13,408	9,927	3,481	35.1%
Investment expenses	(803)	(606)	(197)	32.5%
Net investment income	12,605	9,321	3,284	35.2%
Change in fair value of equity securities	(2,322)	7,804	(10,126)	NM
Net realized gains on investments	1,029	45	984	NM
Total	$11,312	$17,170	$(5,858)	(34.1)%
NM - Percentage change not meaningful.

Our net investment income increased by 35.2% to $12.6 million for the six months ended June 30, 2020 from $9.3 million for the six months ended June 30, 2019. This increase in the first six months of 2020 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since June 30, 2019 and proceeds from our equity offering in the third quarter of 2019. This increase was offset in part by lower gross investment returns in the first half of 2020 compared to the first half of 2019. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.0% for the six months ended June 30, 2020, compared to 3.2% for the six months ended June 30, 2019. The decrease in annualized gross investment returns was due to a lower interest rate environment since June 30, 2019.
During the first half of 2020, the change in fair value of equity securities was comprised of unrealized losses related to preferred stock of $1.5 million and ETF securities of $0.8 million. Fair values of ETF securities declined by $13.1 million during the first quarter of 2020, driven by the disruption in the financial markets associated with the COVID-19 pandemic, and rebounded sharply during the second quarter of 2020. During the first half of 2019, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $5.9 million and preferred stock of $1.9 million. The unrealized gains related to ETF securities during the first half of 2019 reflected increased volatility in the financial markets during that time period
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in the securities' fair value is deemed to be a credit loss. Management concluded that there were no credit losses (previously known as other-than-temporary impairments) from available-for-sale investments for the six months ended June 30, 2020 or 2019.
Income tax expense
Our income tax expense was $6.1 million for the six months ended June 30, 2020 compared to $6.8 million for the six months ended June 30, 2019. Our effective tax rate was 14.8% for the six months ended June 30, 2020 compared to 17.4% for the six months ended June 30, 2019. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.

Return on equity
Our annualized return on equity was 16.4% for the six months ended June 30, 2020 compared to 22.7% for the six months ended June 30, 2019. Our annualized operating return on equity was 16.9% for the six months ended June 30, 2020 compared to 18.4% for the six months ended June 30, 2019. The decrease in annualized operating return on equity for the six months ended June 30, 2020 compared to the prior-year period was due largely to the proceeds received from our equity offering in the third quarter of 2019.

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

Our cash flows for the six months ended June 30, 2020 and 2019 were:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$132,587	$71,292
Investing activities	(181,607)	(64,939)
Financing activities	11,588	(3,311)
Change in cash and cash equivalents	$(37,432)	$3,042

Net cash provided by operating activities was approximately $132.6 million for the six months ended June 30, 2020, compared to $71.3 million for the same period in 2019. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $181.6 million for the six months ended June 30, 2020, compared to $64.9 million for the six months ended June 30, 2019. Net cash used in investing activities during the first six months of 2020 included purchases of fixed-maturity securities of $231.1 million, which in part reflected the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first six months of 2020, we received proceeds of $54.5 million from sales of fixed-maturity securities, largely corporate bonds, and $42.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2020, purchases of ETFs and non-redeemable preferred stock were $26.2 million and $5.8 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $15.1 million, primarily related to the development of our new corporate headquarters, previously disclosed.
Net cash used in investing activities during the first six months of 2019 reflected purchases of fixed-income securities of $115.4 million, comprised of asset- and mortgage-backed securities and corporate bonds. During the first six months of 2019, we received proceeds of $31.4 million from sales of fixed-maturity securities, principally municipal bonds, and $25.7 million from redemptions of corporate bonds and asset- and mortgage-backed securities. During the six months ended June 30, 2019, purchases and sales of non-redeemable preferred stocks were $2.1 million and $2.9 million, respectively, and purchases of ETFs were $1.5 million. In addition, net cash used in investing activities included the purchase of property and equipment for $6.0 million mostly related to the development of our new corporate headquarters.
During the first six months of June 30, 2020, we drew down $16.3 million on our Credit Facility, which was used to fund the construction of our new headquarter facilities. In addition, during the first six months of June 30, 2020, cash used in financing activities reflected dividends paid of $0.18 per common share, or $4.0 million in aggregate. During the first six months of June 30, 2019, cash used in financing activities primarily reflected dividends paid of $0.16 per common share, or $3.4 million in aggregate. Proceeds received from our equity compensation plans were $1.1 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the six months ended June 30, 2020. Net proceeds from equity compensation totaled $0.4 million for the six months ended June 30, 2019.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit

Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of our new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of June 30, 2020, there was $33.1 million outstanding under the Credit Facility, net of debt issuance costs.
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

To manage our natural catastrophe exposure, we use computer models to analyze the risk of severe losses. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100 year and the 250 year return periods. Effective with the June 1, 2020 renewal, we entered into a new personal insurance quota share treaty. We used model results previously noted to stress test the completeness of our program and determined that over 70% of the modelled losses from catastrophes costing over $10 million came from our personal insurance business. We determined that utilizing a personal lines quota share treaty combined with a catastrophe treaty was a more efficient and cost effective way to manage the total loss exposure on our property coverages.

The following is a summary of our significant reinsurance programs as of June 30, 2020:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk (1)	Up to $10.0 million per risk	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Property - personal insurance (2)	N/A	50% up to $47.5 million per catastrophe	50% of all personal property losses
Property - catastrophe (3)	N/A	$45.0 million excess of $10.0 million	$10.0 million per catastrophe
Primary casualty (4)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (5)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence except as described in note (5) below
(1) Our property per-risk reinsurance reduces the financial impact of a large loss on a single commercial property or inland marine policy. This treaty includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage.
(2) Our personal insurance quota share reinsurance reduces the financial impact of property losses on our personal insurance policies.
(3) Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $90 million and is in addition to the per-occurrence coverage provided by our facultative and treaty coverages.
(4) Reinsurance is not applicable to any individual policy with a per occurrence limit of $2.0 million or less.
(5) For policies with a per occurrence limit higher than $2.0 million, the quota-share ceding percentage varies such that the retention is always $2.0 million or less. For example, for a $4.0 million limit excess policy, our retention would be 50%, whereas for a $10.0 million limit excess policy, our retention would be 20%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $2.0 million.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2020, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of June 30, 2020, we have never had a loss for uncollectible reinsurance.
Ratings
Kinsale Insurance Company has a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "F" (In

Liquidation). "A" (Excellent) is the third highest rating issued by A.M. Best. The "A" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors.
The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A" (Excellent) rating obtained by Kinsale Insurance Company is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Financial condition
Stockholders' equity
At June 30, 2020, total stockholders' equity was $456.1 million and tangible stockholders' equity was $453.3 million, compared to total stockholders' equity of $405.9 million and tangible stockholders' equity $403.1 million at December 31, 2019. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period, higher fair values on our available-for-sale investments, net of taxes, and activity related to stock-based compensation plans. These increases were offset in part by the payment of dividends.
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
Stockholders' equity at June 30, 2020 and December 31, 2019, reconciles to tangible stockholders' equity as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Stockholders' equity	$456,114	$405,880
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$453,319	$403,085

Investment portfolio
At June 30, 2020, our cash and invested assets of $1.1 billion consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At June 30, 2020, the majority of the investment portfolio was comprised of fixed-maturity securities of $893.4 million that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2020, we also held $107.9 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock, and $63.0 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.6 years at June 30, 2020 and 4.3 years at December 31, 2019 and an average rating of "AA-" at June 30, 2020 and "AA" at December 31, 2019.

At June 30, 2020 and December 31, 2019, the amortized cost and fair value on fixed-maturity securities were as follows:

	June 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,130	$1,113	0.1%	$110	$112	—%
Obligations of states, municipalities and political subdivisions	178,620	190,544	21.3%	166,312	172,893	23.7%
Corporate and other securities	277,485	294,333	33.0%	180,287	184,768	25.4%
Commercial mortgage and asset-backed securities	261,734	265,887	29.8%	195,750	197,970	27.1%
Residential mortgage-backed securities	137,167	141,487	15.8%	172,358	173,789	23.8%
Total fixed-maturity securities	$856,136	$893,364	100.0%	$714,817	$729,532	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$260,398	29.2%	$213,174	29.2%
AA	271,026	30.3%	259,873	35.6%
A	206,171	23.1%	176,338	24.2%
BBB	132,181	14.8%	74,872	10.3%
Below BBB and unrated	23,588	2.6%	5,275	0.7%
Total	$893,364	100.0%	$729,532	100.0%

The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$11,926	$12,047	1.3%	$9,940	$9,990	1.4%
Due after one year through five years	114,967	122,401	13.7%	115,480	118,611	16.3%
Due after five years through ten years	142,571	152,692	17.1%	79,235	82,314	11.3%
Due after ten years	187,771	198,850	22.3%	142,054	146,858	20.1%
Commercial mortgage and asset-backed securities	261,734	265,887	29.8%	195,750	197,970	27.1%
Residential mortgage-backed securities	137,167	141,487	15.8%	172,358	173,789	23.8%
Total fixed maturities	$856,136	$893,364	100.0%	$714,817	$729,532	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2020, 7.5% of our total cash and investments were invested in ETFs. At June 30, 2020 and December 31, 2019, our ETF balances were comprised of the following funds:

	June 30, 2020		December 31, 2019
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$51,666	64.7%	$42,873	78.7%
Dividend yield equity fund	28,152	35.3%	11,590	21.3%
Total	$79,818	100.0%	$54,463	100.0%

As of June 30, 2020, 2.6% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$24,815	88.3%	$20,369	85.5%
Utilities	2,880	10.3%	2,992	12.5%
Industrials and other	392	1.4%	470	2.0%
Total	$28,087	100.0%	$23,831	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.9 million at both June 30, 2020 and December 31, 2019.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at June 30, 2020.

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

Net income for the three and six months ended June 30, 2020 and 2019, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net income	$30,262	$13,767	$35,348	$32,487
Income tax expense	6,180	2,768	6,124	6,849
Income before income taxes	36,442	16,535	41,472	39,336
Other expenses	—	21	—	57
Net investment income	(6,645)	(4,806)	(12,605)	(9,321)
Change in the fair value of equity securities	(13,839)	(1,909)	2,322	(7,804)
Net realized (gains) losses on investments	(253)	235	(1,029)	(45)
Other income	(13)	(5)	(23)	(9)
Underwriting income	$15,692	$10,071	$30,137	$22,214

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
Net income for the three and six months ended June 30, 2020 and 2019, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net operating earnings:
Net income	$30,262	$13,767	$35,348	$32,487
Change in the fair value of equity securities, after taxes	(10,933)	(1,508)	1,834	(6,165)
Net realized (gains) losses on investments, after taxes	(200)	186	(813)	(36)
Net operating earnings	$19,129	$12,445	$36,369	$26,286

Operating return on equity:
Average stockholders' equity (1)	$428,724	$298,398	$430,997	$285,947
Annualized return on equity (2)	28.2%	18.5%	16.4%	22.7%
Annualized operating return on equity (3)	17.8%	16.7%	16.9%	18.4%
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In response, governmental authorities (including the U.S. federal government, states and localities) have mandated, and continue to introduce, measures to slow the transmission of the virus, including shelter-in-place orders, significant restrictions on travel, limits on gatherings, quarantines and business shutdowns. While to date we have not seen a decrease in the growth rate of our gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn, the COVID-19 situation remains fluid and continues to evolve, and at this time we are unable to determine the ultimate impact of COVID-19 and related economic downturn on our business, financial condition, results of operations and cash flows. While policy terms and conditions in the lines of business written by Kinsale would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. In addition, in response to COVID-19, legislative, regulatory and judicial actions may include, but are not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, ordering us to provide premiums refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay past due premiums. We are closely monitoring the impact of the COVID-19 pandemic and related economic downturn on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio as well as how it may result in other effects such as the potential for delayed reporting and settlement of claims due to limited access to business locations. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19, which adversely affected our total comprehensive income (loss) for the quarter. During the second quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back a significant portion of the decline in fair value. If the COVID-19 pandemic continues for a significant length of time and measures put in place to stabilize the economy are not effective, or pandemics, outbreaks and other events occur or re-occur, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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

KINSALE CAPITAL GROUP, INC.
Date: July 30, 2020	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: July 30, 2020	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer