Form 10-Q
period 2020-09-30
Kinsale Capital Group, Inc.
filed 2020-10-29
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File Number: 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware		98-0664337
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2035 Maywill Street
Suite 100
Richmond, Virginia 23230
(Address of principal executive offices, including zip code)
(804) 289-1300
(Registrant's telephone number, including area code)
2221 Edward Holland Drive
Suite 600
Richmond, Virginia 23230
(Former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 23, 2020: 22,677,083

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $979,365 in 2020; $714,817 in 2019)	$1,024,889	$729,532
Equity securities, at fair value (cost: $98,253 in 2020 $64,245 in 2019)	116,011	78,294
Total investments	1,140,900	807,826
Cash and cash equivalents	78,696	100,408
Investment income due and accrued	6,245	4,743
Premiums receivable, net	47,646	34,483
Reinsurance recoverables	88,305	72,574
Ceded unearned premiums	22,870	16,118
Deferred policy acquisition costs, net of ceding commissions	30,293	23,564
Intangible assets	3,538	3,538
Deferred income tax asset, net	—	3,374
Other assets	50,096	23,922
Total assets	$1,468,589	$1,090,550

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$603,200	$460,058
Unearned premiums	247,075	187,374
Payable to reinsurers	11,636	7,151
Accounts payable and accrued expenses	10,400	12,366
Credit facility	40,138	16,744
Deferred income tax liability, net	1,248	—
Other liabilities	20,761	977
Total liabilities	934,458	684,670

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,661,754 and 22,205,665 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	227	222
Additional paid-in capital	288,868	229,229
Retained earnings	207,179	162,911
Accumulated other comprehensive income	37,857	13,518
Total stockholders’ equity	534,131	405,880
Total liabilities and stockholders’ equity	$1,468,589	$1,090,550

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues:
Gross written premiums	$144,777	$97,984	$402,904	$277,557
Ceded written premiums	(22,529)	(11,232)	(54,996)	(35,051)
Net written premiums	122,248	86,752	347,908	242,506
Change in unearned premiums	(14,004)	(14,131)	(52,946)	(42,307)
Net earned premiums	108,244	72,621	294,962	200,199
Net investment income	7,008	5,265	19,613	14,586
Change in the fair value of equity securities	6,031	246	3,709	8,050
Net realized investment gains	647	185	1,676	230
Other income	571	10	594	19
Total revenues	122,501	78,327	320,554	223,084

Expenses:
Losses and loss adjustment expenses	82,431	44,810	194,468	118,121
Underwriting, acquisition and insurance expenses	22,927	18,324	67,471	50,377
Other expenses	1,022	—	1,022	57
Total expenses	106,380	63,134	262,961	168,555
Income before income taxes	16,121	15,193	57,593	54,529
Total income tax expense	1,231	2,217	7,355	9,066
Net income	14,890	12,976	50,238	45,463
Other comprehensive income:
Change in unrealized gains on available-for-sale investments, net of taxes of $1,742 and $6,470 in 2020 and $863 and $4,407 in 2019	6,554	3,242	24,339	16,577
Total comprehensive income	$21,444	$16,218	$74,577	$62,040

Earnings per share:
Basic	$0.66	$0.60	$2.26	$2.13
Diluted	$0.65	$0.58	$2.21	$2.07

Weighted-average shares outstanding:
Basic	22,398	21,660	22,220	21,348
Diluted	22,928	22,277	22,775	21,965

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	223	230,742	166,074	4,295	401,334
Issuance of common stock under stock-based compensation plan	61	—	395	—	—	395
Stock-based compensation expense	—	—	931	—	—	931
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.09 per share)	—	—	—	(2,013)	—	(2,013)
Other comprehensive income, net of tax	—	—	—	—	27,008	27,008
Net income	—	—	—	30,262	—	30,262
Balance at June 30, 2020	22,303	223	230,265	194,323	31,303	456,114
Issuance of common stock, net of issuance costs	311	3	56,698	—	—	56,701
Issuance of common stock under stock-based compensation plan	48	1	953	—	—	954
Stock-based compensation expense	—	—	952	—	—	952
Dividends declared ($0.09 per share)	—	—	—	(2,034)	—	(2,034)
Other comprehensive income, net of tax	—	—	—	—	6,554	6,554
Net income	—	—	—	14,890	—	14,890
Balance at September 30, 2020	22,662	$227	$288,868	$207,179	$37,857	$534,131

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock under stock-based compensation plan	43	1	597	—	—	598
Stock-based compensation expense	—	—	507	—	—	507
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,780	6,780
Net income	—	—	—	18,720	—	18,720
Balance at March 31, 2019	21,285	213	159,589	123,563	5,524	288,889
Issuance of common stock under stock-based compensation plan	78	1	393	—	—	394
Stock-based compensation expense	—	—	621	—	—	621
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.08 per share)	—	—	—	(1,702)	—	(1,702)
Other comprehensive income, net of tax	—	—	—	—	6,555	6,555
Net income	—	—	—	13,767	—	13,767
Balance at June 30, 2019	21,356	214	159,986	135,628	12,079	307,907
Issuance of common stock, net of issuance costs	742	7	65,872	—	—	65,879
Issuance of common stock under stock-based compensation plan	61	1	989	—	—	990
Stock-based compensation expense	—	—	814	—	—	814
Dividends declared ($0.08 per share)	—	—	—	(1,772)	—	(1,772)
Other comprehensive income, net of tax	—	—	—	—	3,242	3,242
Net income	—	—	—	12,976	—	12,976
Balance at September 30, 2019	22,159	$222	$227,661	$146,832	$15,321	$390,036

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities:
Net cash provided by operating activities	$206,461	$119,100

Investing activities:
Purchase of property and equipment	(29,088)	(12,406)
Sale of property and equipment	4,999	—
Purchases – fixed-maturity securities	(389,713)	(245,335)
Purchases – equity securities	(33,830)	(21,139)
Sales – fixed-maturity securities	79,042	32,510
Sales – equity securities	—	20,755
Maturities and calls – fixed-maturity securities	66,204	44,481
Net cash used in investing activities	(302,386)	(181,134)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	56,701	65,879
Proceeds from credit facility	23,300	11,800
Debt issuance costs	—	(628)
Payroll taxes withheld and remitted on share-based payments	(1,803)	(617)
Proceeds from stock options exercised	2,051	1,982
Dividends paid	(6,036)	(5,163)
Net cash provided by financing activities	74,213	73,253
Net change in cash and cash equivalents	(21,712)	11,219
Cash and cash equivalents at beginning of year	100,408	75,089
Cash and cash equivalents at end of period	$78,696	$86,308

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
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
On August 29, 2018, the FASB issued new guidance on a customer’s accounting for implementation, set-up and other up-front costs incurred in a cloud computing arrangement hosted by the vendor. The new guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The new guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. Effective January 1, 2020, the Company adopted ASU 2018-15 using a modified-retrospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
There are no prospective accounting standards which, upon their effective date, would have a material impact on the Company’s consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$210,703	$14,240	$(57)	$224,886
Corporate and other securities	317,977	19,911	(700)	337,188
Asset-backed securities	225,969	4,139	(1,328)	228,780
Commercial mortgage-backed securities	62,421	4,739	(88)	67,072
Residential mortgage-backed securities	162,295	4,719	(51)	166,963
Total fixed-maturity investments	$979,365	$47,748	$(2,224)	$1,024,889

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	166,312	7,542	(961)	172,893
Corporate and other securities	180,287	4,736	(255)	184,768
Asset-backed securities	141,123	1,272	(471)	141,924
Commercial mortgage-backed securities	54,627	1,658	(239)	56,046
Residential mortgage-backed securities	172,358	1,819	(388)	173,789
Total fixed-maturity investments	$714,817	$17,029	$(2,314)	$729,532

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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income. Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 1 - Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information.
The Company reports investment income due and accrued separately from available-for-sale investments and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through net realized gains (losses) on investments at the time the issuer of the bond defaults or is expected to default on payments.

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$9,598	$(57)	$—	$—	$9,598	$(57)
Corporate and other securities	48,288	(700)	—	—	48,288	(700)
Asset-backed securities	82,614	(852)	23,605	(476)	106,219	(1,328)
Commercial mortgage-backed securities	6,747	(88)	—	—	6,747	(88)
Residential mortgage-backed securities	24,615	(42)	279	(9)	24,894	(51)
Total fixed-maturity investments	$171,862	$(1,739)	$23,884	$(485)	$195,746	$(2,224)

At September 30, 2020, the Company held 106 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $195.7 million and gross unrealized losses of $2.2 million. Of these securities, 12 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2020, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2020, 81.6% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the nine months ended September 30, 2020, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$28,997	$(961)	$254	$—	$29,251	$(961)
Corporate and other securities	22,409	(251)	1,509	(4)	23,918	(255)
Asset-backed securities	21,371	(79)	44,115	(392)	65,486	(471)
Commercial mortgage-backed securities	16,352	(224)	2,508	(15)	18,860	(239)
Residential mortgage-backed securities	36,986	(148)	24,815	(240)	61,801	(388)
Total fixed-maturity investments	$126,115	$(1,663)	$73,201	$(651)	$199,316	$(2,314)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2020 are summarized, by contractual maturity, as follows:

	September 30, 2020
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$9,043	$9,192
Due after one year through five years	112,714	120,488
Due after five years through ten years	169,530	181,209
Due after ten years	237,393	251,185
Asset-backed securities	225,969	228,780
Commercial mortgage-backed securities	62,421	67,072
Residential mortgage-backed securities	162,295	166,963
Total fixed-maturity securities	$979,365	$1,024,889

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest:
Taxable bonds	$5,383	$4,050	$15,253	$10,593
Tax exempt municipal bonds	918	887	2,741	2,783
Cash equivalents and short-term investments	—	266	261	667
Dividends on equity securities	1,100	406	2,554	1,493
Gross investment income	7,401	5,609	20,809	15,536
Investment expenses	(393)	(344)	(1,196)	(950)
Net investment income	$7,008	$5,265	$19,613	$14,586

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed-maturity securities:
Realized gains	$719	$61	$1,826	$457
Realized losses	(72)	—	(162)	(79)
Net realized gains from fixed-maturity securities	647	61	1,664	378

Equity securities:
Realized gains	—	505	—	539
Realized losses	—	(381)	—	(687)
Net realized gains (losses) from equity securities	—	124	—	(148)
Realized gains from the sales of short-term investments	—	—	12	—
Net realized investment gains	$647	$185	$1,676	$230

Change in net unrealized gains on fixed-maturity securities
For the three and nine months ended September 30, 2020, the changes in net unrealized gains for fixed-maturity securities were $8.3 million and $30.8 million, respectively. For the three and nine months ended September 30, 2019, the changes in net unrealized gains for fixed-maturity securities were $4.1 million and $21.0 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $7.0 million and $6.9 million on deposit with state regulatory authorities at September 30, 2020 and December 31, 2019, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $20.7 million at September 30, 2020. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet and treated as a non-cash transaction for purposes of cash flow presentation.

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
Given management's understanding of the investment manager's pricing methodologies and procedures, investments valued by third-party pricing services are typically classified as Level 2. While the vast majority of the Company’s fixed-maturity investments are valued by third-party pricing services, the Company purchased a residential mortgage-backed security with an estimated fair value of $1.2 million that was valued using a broker quote at September 30, 2020. Broker quotes are typically based on an income approach given the lack of available market data and are therefore classified as Level 3. In addition, in September of 2020, the Company purchased two residential mortgage-backed securities for $3.2 million that have not been valued by a third-party pricing service or broker quote as of period end. As a result, these securities are valued at the securities' transaction prices and are classified as Level 3. These securities are expected to be valued by a third-party pricing service in the fourth quarter of 2020.

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$224,886	$—	$224,886
Corporate and other securities	—	337,188	—	337,188
Asset-backed securities	—	228,780	—	228,780
Commercial mortgage-backed securities	—	67,072	—	67,072
Residential mortgage-backed securities	—	162,519	4,444	166,963
Total fixed-maturity securities	—	1,020,445	4,444	1,024,889

Equity securities:
Exchange traded funds	85,617	—	—	85,617
Nonredeemable preferred stock	—	30,394	—	30,394
Total equity securities	85,617	30,394	—	116,011
Total	$85,617	$1,050,839	$4,444	$1,140,900

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	172,893	—	172,893
Corporate and other securities	—	184,768	—	184,768
Asset-backed securities	—	141,924	—	141,924
Commercial mortgage-backed securities	—	56,046	—	56,046
Residential mortgage-backed securities	—	173,789	—	173,789
Total fixed-maturity securities	112	729,420	—	729,532

Equity securities:
Exchange traded funds	54,463	—	—	54,463
Nonredeemable preferred stock	—	23,831	—	23,831
Total equity securities	54,463	23,831	—	78,294
Total	$54,575	$753,251	$—	$807,826

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Nine Months Ended September 30,
	2020	2019

Beginning balance	$—	$—
Total gains (losses) included in:
Net income	—	—
Other comprehensive income	—	—
Purchases	4,444	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$4,444	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.
The carrying value of cash equivalents approximates its fair value at September 30, 2020 and December 31, 2019, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of September 30, 2020 and December 31, 2019. See Note 12 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$28,942	$18,652	$23,564	$14,801
Policy acquisition costs deferred:
Direct commissions	21,214	14,358	58,788	40,601
Ceding commissions	(5,746)	(2,824)	(13,509)	(9,338)
Other underwriting and policy acquisition costs	916	989	3,385	2,803
Policy acquisition costs deferred	16,384	12,523	48,664	34,066
Amortization of net policy acquisition costs	(15,033)	(10,115)	(41,935)	(27,807)
Balance, end of period	$30,293	$21,060	$30,293	$21,060

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Building	$29,749	$—
Parking deck	4,894	—
Land	3,063	—
Equipment	2,736	2,353
Software	4,366	2,356
Furniture and fixtures	2,340	1,025
Leasehold improvements	984	984
Land improvements	276	—
Construction in progress - corporate headquarters	—	19,789
	48,408	26,507
Accumulated depreciation	(4,596)	(3,873)
Total property and equipment, net	$43,812	$22,634

At December 31, 2019, construction in progress includes the purchased land and capitalized expenses related to the construction of the new corporate headquarters' building and parking deck. During the third quarter of 2020, the construction of the headquarters and parking deck was substantially completed and the related fixed assets were placed into service.
During the third quarter of 2020, the Company sold a portion of both the land and parking deck for approximately $6.5 million to a real estate developer for the development of an apartment building. As of September 30, 2020, the Company received $5.0 million of the proceeds from the sale and is expected to receive the remaining $1.5 million upon completion of the apartment building. This receivable is included in "other assets" on the accompanying consolidated balance sheet.

6.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$18,585	$12,409	$50,068	$34,470
Ceding commissions	(4,588)	(3,150)	(11,234)	(9,202)
Other operating expenses	8,930	9,065	28,637	25,109
Total	$22,927	$18,324	$67,471	$50,377

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $6.6 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively. Salaries, bonuses, and employee benefit expenses were $24.6 million and $21.2 million for the nine months ended September 30, 2020 and 2019, respectively.

7.    Stock-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") became effective. The 2016 Incentive Plan, which is administered by the Compensation, Nominating and Corporate Governance Committee of the Company’s Board of Directors, provides for grants of stock options, restricted stock, restricted stock units and other stock-based awards to officers, employees, directors, independent contractors and consultants. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832.
The total compensation cost that has been charged against income for share-based compensation arrangements was $2.7 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2020, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of all restricted stock activity under the 2016 Incentive Plan for the nine months ended September 30, 2020 is as follows:

	For the Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	122,723	$67.01
Granted	41,217	$145.46
Vested	(41,010)	$63.86
Forfeited	(11,845)	$81.20
Non-vested outstanding at the end of the period	111,085	$95.76

Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2020, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 11,966.
The weighted average grant-date fair value of the Company's restricted stock awards granted during the nine months ended September 30, 2020 and 2019 was $145.46 and $80.59, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2020 and 2019 was $5.8 million and $2.1 million, respectively. As of September 30, 2020, the Company had $9.2 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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
A summary of option activity as of September 30, 2020, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2020	614,345	$16.00
Granted	—	—
Forfeited	(234)	16.00
Exercised	(128,183)	16.00
Outstanding at September 30, 2020	485,928	$16.00	5.8	$84,639
Exercisable at September 30, 2020	485,928	$16.00	5.8	$84,639

The total intrinsic value of options exercised was $17.9 million and $8.3 million during the nine months ended September 30, 2020 and 2019, respectively.

8.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income	$14,890	$12,976	$50,238	$45,463

Weighted average common shares outstanding - basic	22,398	21,660	22,220	21,348
Effect of potential dilutive securities:
Conversion of stock options	465	572	491	581
Conversion of restricted stock	65	45	64	36
Weighted average common shares outstanding - diluted	22,928	22,277	22,775	21,965

Earnings per common share:
Basic	$0.66	$0.60	$2.26	$2.13
Diluted	$0.65	$0.58	$2.21	$2.07

There were no anti-dilutive stock awards for the three months ended September 30, 2020 and 2019. There were approximately 35 thousand and approximately 54 thousand anti-dilutive stock awards for the nine months ended September 30, 2020 and 2019, respectively.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 12.8% and 16.6% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-advantaged investments.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The purpose of the CARES Act is to provide emergency assistance and health care response for individuals, families, and businesses affected by the 2020 coronavirus pandemic. The CARES Act builds on and clarifies a number of changes in corporate tax law implemented by the Tax Cuts and Jobs Act. The Company does not expect that the CARES Act will have a significant impact on its consolidated financial statements.

10.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30
	2020	2019
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$460,058	$369,152
Less: reinsurance recoverable on unpaid losses	69,792	55,389
Adoption of new accounting standard for credit losses	(282)	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	390,548	313,763
Incurred losses and loss adjustment expenses:
Current year	204,096	126,471
Prior years	(9,628)	(8,350)
Total net losses and loss adjustment expenses incurred	194,468	118,121

Payments:
Current year	10,256	12,258
Prior years	57,253	53,808
Total payments	67,509	66,066
Net reserves for unpaid losses and loss adjustment expenses, end of period	517,507	365,818
Reinsurance recoverable on unpaid losses	85,693	63,714
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$603,200	$429,532

During the nine months ended September 30, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $9.6 million. The favorable development was primarily attributable to the 2019 accident year of $7.8 million, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business. Current year incurred losses and loss adjustment expenses for the nine months ended September 30, 2020 included $17.1 million of catastrophe losses primarily related to Hurricane Laura, Hurricane Sally and the California wildfires.
During the nine months ended September 30, 2019, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2018 developed favorably by $8.4 million. The favorable development was primarily attributable to the 2016 through 2018 accident years of $14.8 million, which mostly resulted from reported losses emerging at a lower level than expected across most statutory lines of business. This favorable development was offset in part by adverse development from the 2011 through 2015 accident years of $6.4 million, which primarily resulted from higher incurred but not yet reported ("IBNR") losses to provide for uncertainty associated with the emergence of reported losses over a longer period of time.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Premiums written:
Direct	$144,777	$97,984	$402,904	$277,432
Assumed	—	—	—	125
Ceded	(22,529)	(11,232)	(54,996)	(35,051)
Net written	$122,248	$86,752	$347,908	$242,506

Premiums earned:
Direct	$127,301	$84,790	$343,184	$234,788
Assumed	—	16	21	89
Ceded	(19,057)	(12,185)	(48,243)	(34,678)
Net earned	$108,244	$72,621	$294,962	$200,199

The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$19,297	$4,864	$30,202	$18,609

The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables on paid losses	$2,612	$2,782
Reinsurance recoverables on unpaid losses	85,693	69,792
Reinsurance recoverables	$88,305	$72,574

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

Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. During the nine months ended September 30, 2020, the Company drew down $23.3 million on its Credit Facility. As of September 30, 2020, there was $40.1 million outstanding under the Credit Facility, net of debt issuance cost of $0.5 million, with a weighted average interest rate of 2.01%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of September 30, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Stockholders' Equity
On August 7, 2020, the Company completed an underwritten public offering and sold and issued 310,500 shares of its common stock at a price of $190 per share. After deducting underwriting discounts and commissions, the Company received net proceeds of $56.7 million, which will be used for general corporate purposes, including to fund organic growth.

14.     Other comprehensive income
The following table summarizes the components of other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gains on fixed-maturity securities arising during the period, before income taxes	$8,701	$4,166	$32,113	$21,362
Income taxes	(1,827)	(875)	(6,744)	(4,486)
Unrealized gains arising during the period, net of income taxes	6,874	3,291	25,369	16,876
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	405	61	1,304	378
Income taxes	(85)	(12)	(274)	(79)
Reclassification adjustment included in net income, net of income taxes	320	49	1,030	299
Other comprehensive income	$6,554	$3,242	$24,339	$16,577

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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2020, the percentage breakdown of our gross written premiums was 86% casualty and 14% property. Our underwriting divisions include construction, small business, excess casualty, commercial property, product liability, allied health, life sciences, general casualty, professional liability, management liability, energy, environmental, health care, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in our personal lines division, which in aggregate represented 4% of our gross written premiums in the first nine months of 2020, and is included in our property business.
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

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19. Subsequent to the first quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back all of the decline in fair value. However, during economic downturns, certain investments may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
($ in thousands)	2020	2019	Change	% Change

Gross written premiums	$144,777	$97,984	$46,793	47.8%
Ceded written premiums	(22,529)	(11,232)	(11,297)	100.6%
Net written premiums	$122,248	$86,752	$35,496	40.9%

Net earned premiums	$108,244	$72,621	$35,623	49.1%
Losses and loss adjustment expenses	82,431	44,810	37,621	84.0%
Underwriting, acquisition and insurance expenses	22,927	18,324	4,603	25.1%
Underwriting income (1)	2,886	9,487	(6,601)	(69.6)%
Net investment income	7,008	5,265	1,743	33.1%
Change in the fair value of equity securities	6,031	246	5,785	NM
Net realized gains on investments	647	185	462	NM
Other (expense) income, net	(451)	10	(461)	NM
Income before taxes	16,121	15,193	928	6.1%
Income tax expense	1,231	2,217	(986)	(44.5)%
Net income	$14,890	$12,976	$1,914	14.8%

Net operating earnings (2)	$9,615	$12,636	$(3,021)	(23.9)%

Loss ratio	76.1%	61.7%
Expense ratio	21.2%	25.2%
Combined ratio	97.3%	86.9%

Annualized return on equity	12.0%	14.9%
Annualized operating return on equity(2)	7.8%	14.5%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and annualized operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. Annualized operating return on equity is defined as net operating earnings expressed on an annualized basis as a percentage of average stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $14.9 million for the three months ended September 30, 2020 compared to $13.0 million for the three months ended September 30, 2019, an increase of 14.8%. The increase in net income for the third quarter of 2020 over the third quarter of 2019 was primarily due to higher earned premiums, resulting from favorable E&S market conditions and strong growth in broker submissions, and higher returns on our investment portfolio in terms of higher unrealized gains on our equity securities and net investment income. In addition, the increase in net income was also attributable to higher favorable development of loss reserves in prior accident years and a lower effective tax rate generated from the tax benefits related to stock-based compensation activity. These increases were offset in part by higher catastrophe losses incurred during the period.
Underwriting income was $2.9 million for the three months ended September 30, 2020 compared to $9.5 million for the three months ended September 30, 2019, a decrease of 69.6%. The corresponding combined ratios were 97.3% for the three months ended September 30, 2020 compared to 86.9% for the three months ended September 30, 2019. The decrease in our underwriting income in the third quarter of 2020 compared to the third quarter of 2019, was largely due to higher catastrophe losses incurred during the period, offset in part by premium growth quarter over quarter and higher net favorable development of loss reserves in prior accident years. Net catastrophe losses incurred during the third quarter of 2020 were $16.7 million compared to $0.9 million during the third quarter of 2019.
Premiums
Our gross written premiums were $144.8 million for the three months ended September 30, 2020 compared to $98.0 million for the three months ended September 30, 2019, an increase of $46.8 million, or 47.8%. The increase in gross written premiums for the third quarter of 2020 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from favorable market conditions. The average premium on a policy written was approximately $9,100 in the third quarter of 2020 compared to approximately $8,000 in the third quarter of 2019. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $11,700 in the third quarter of 2020 compared to $10,400 in the third quarter of 2019.
Net written premiums increased by $35.5 million, or 40.9%, to $122.2 million for the three months ended September 30, 2020 from $86.8 million for the three months ended September 30, 2019. The increase in net written premiums for the third quarter of 2020 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 84.4% for the three months ended September 30, 2020 compared to 88.5% for the three months ended September 30, 2019. The decrease in the net retention ratio was largely due to the change in the mix of business quarter over quarter.
Net earned premiums increased by $35.6 million, or 49.1%, to $108.2 million for the three months ended September 30, 2020 from $72.6 million for the three months ended September 30, 2019 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 76.1% for the three months ended September 30, 2020 compared to 61.7% for the three months ended September 30, 2019. The increase in the loss ratio in the third quarter of 2020 compared to the third quarter of 2019 was due primarily to higher catastrophe losses incurred during the period related to Hurricane Laura, Hurricane Sally, and the California wildfires, offset in part by higher favorable development of loss reserves in prior accident years. During the three months ended September 30, 2020, prior accident years developed favorably by $3.0 million, which was mostly attributable to the 2019 accident year. During the three months ended September 30, 2019, loss reserves for prior accident years developed favorably by $0.5 million.

The following table summarizes the loss ratios for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$68,764	63.5%	$44,459	61.2%
Current year catastrophe losses	16,670	15.4%	885	1.2%
Effect of prior year development	(3,003)	(2.8)%	(534)	(0.7)%
Total	$82,431	76.1%	$44,810	61.7%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$18,585	17.2%	$12,409	17.1%
Ceding	(4,588)	(4.2)%	(3,150)	(4.4)%
Net commissions incurred	13,997	13.0%	9,259	12.7%
Other underwriting expenses	8,930	8.2%	9,065	12.5%
Underwriting, acquisition and insurance expenses	$22,927	21.2%	$18,324	25.2%

The expense ratio was 21.2% for the three months ended September 30, 2020 compared to 25.2% for the three months ended September 30, 2019. The decrease in the expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs, and lower variable compensation costs. The decrease in variable compensation costs for the third quarter of 2020 compared to the same period last year was attributable to lower underwriting income resulting from incurred catastrophe losses during the period. Direct commissions paid as a percent of gross written premiums was 14.6% for the three months ended September 30, 2020 and 14.7% for the three months ended September 30, 2019.

Investing results
The following table summarizes net investment income and net realized and unrealized gains and losses on investments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
($ in thousands)	2020	2019	Change	% Change

Interest from fixed-maturity securities	$6,301	$4,937	$1,364	27.6%
Dividends from equity securities	1,100	406	694	170.9%
Other	—	266	(266)	NM
Gross investment income	7,401	5,609	1,792	31.9%
Investment expenses	(393)	(344)	(49)	14.2%
Net investment income	7,008	5,265	1,743	33.1%
Change in the fair value of equity securities	6,031	246	5,785	NM
Net realized gains on investments	647	185	462	NM
Total	$13,686	$5,696	$7,990	140.3%
NM - Percentage change not meaningful.

Our net investment income increased by 33.1% to $7.0 million for the three months ended September 30, 2020 from $5.3 million for the three months ended September 30, 2019. This increase was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since September 30, 2019 and from proceeds from our equity offerings in 2020 and 2019.
Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.9% for the three months ended September 30, 2020, compared to 3.1% for the three months ended September 30, 2019.
Unrealized gains on our equity investment portfolio increased by $6.0 million during the third quarter of 2020. This increase was mostly related to our exchange-traded fund ("ETF") securities which are largely reflective of the broader domestic capital market. The fair value of the ETF securities rebounded sharply in the second quarter of 2020 from a significant decline driven by the disruption in the financial markets in March 2020 associated with the COVID-19 pandemic. Consistent with the trend experienced in the second quarter of 2020, the fair values of these securities continued to increase during the third quarter of 2020, although to a lesser degree.

Income tax expense
Our effective tax rate was 7.6% for the three months ended September 30, 2020 compared to 14.6% for the three months ended September 30, 2019. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
($ in thousands)	2020	2019	Change	% Change

Gross written premiums	$402,904	$277,557	$125,347	45.2%
Ceded written premiums	(54,996)	(35,051)	(19,945)	56.9%
Net written premiums	$347,908	$242,506	$105,402	43.5%

Net earned premiums	$294,962	$200,199	$94,763	47.3%
Losses and loss adjustment expenses	194,468	118,121	76,347	64.6%
Underwriting, acquisition and insurance expenses	67,471	50,377	17,094	33.9%
Underwriting income (1)	33,023	31,701	1,322	4.2%
Net investment income	19,613	14,586	5,027	34.5%
Change in fair value of equity securities	3,709	8,050	(4,341)	NM
Net realized gains on investments	1,676	230	1,446	NM
Other expense, net	(428)	(38)	(390)	NM
Income before taxes	57,593	54,529	3,064	5.6%
Income tax expense	7,355	9,066	(1,711)	(18.9)%
Net income	$50,238	$45,463	$4,775	10.5%

Net operating earnings (2)	$45,984	$38,922	$7,062	18.1%

Loss ratio	65.9%	59.0%
Expense ratio	22.9%	25.2%
Combined ratio	88.8%	84.2%

Annualized return on equity	14.3%	18.5%
Annualized operating return on equity(2)	13.0%	15.9%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and annualized operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. Annualized operating return on equity is defined as net operating earnings expressed on an annualized basis as a percentage of average stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $50.2 million for the nine months ended September 30, 2020 compared to $45.5 million for the nine months ended September 30, 2019, an increase of 10.5%. The increase in net income for the first nine months of 2020 over the same period last year was due to a number of factors including growth in the business from favorable market conditions, higher net investment income and a lower effective tax rate generated from the tax benefits related to stock-based compensation activity. These increases were offset in part by higher incurred losses from catastrophes and lower unrealized gains related to the change in fair value of equity securities.

Underwriting income (1) was $33.0 million for the nine months ended September 30, 2020 compared to $31.7 million for the nine months ended September 30, 2019, an increase of 4.2%. The corresponding combined ratios were 88.8% for the nine months ended September 30, 2020 compared to 84.2% for the nine months ended September 30, 2019. The increase in underwriting income for the first nine months of 2020 compared to the same period last year was due to growth in earned premiums period over period, offset in part by higher catastrophe losses incurred.
Premiums
Our gross written premiums were $402.9 million for the nine months ended September 30, 2020 compared to $277.6 million for the nine months ended September 30, 2019, an increase of $125.3 million, or 45.2%. The increase in gross written premiums for the first nine months of 2020 over the same period last year was due to higher submission activity from brokers and higher rates, resulting from continued favorable market conditions in the E&S market. The average premium on a policy written was approximately $8,900 in the first nine months of 2020 compared to approximately $7,800 in the first nine months of 2019. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $11,600 for the first nine months of 2020 and $10,400 for the first nine months of 2019.
Net written premiums increased by $105.4 million, or 43.5%, to $347.9 million for the nine months ended September 30, 2020 from $242.5 million for the nine months ended September 30, 2019. The increase in net written premiums for the first nine months of 2020 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.4% for the nine months ended September 30, 2020 compared to 87.4% for the same period last year. The decrease in the net retention ratio was primarily due to change in the mix of business.
Net earned premiums increased by $94.8 million, or 47.3%, to $295.0 million for the nine months ended September 30, 2020 from $200.2 million for the nine months ended September 30, 2019 due to growth in gross written premiums.
Loss ratio
The loss ratio was 65.9% for the nine months ended September 30, 2020 compared to 59.0% for the nine months ended September 30, 2019. The increase in the loss ratio in the first nine months of 2020 compared to the first nine months of 2019 was due primarily to catastrophe losses incurred during the period. Current year incurred losses and loss adjustment expenses for the nine months ended September 30, 2020 included $17.1 million of catastrophe losses primarily related to Hurricane Laura, Hurricane Sally and the California wildfires.
During the first nine months of 2020 and 2019, the favorable development of loss reserves in prior accident years was primarily due to reported losses emerging at lower levels than expected. During the nine months ended September 30, 2020, prior accident years developed favorably by $9.6 million, of which $7.8 million was attributable to the 2019 accident year. During the nine months ended September 30, 2019, loss reserves for prior accident years developed favorably by $8.4 million, of which $14.8 million was largely attributable to accident years 2016 and 2018. The favorable development in 2019 was offset in part by adverse development in the accident years 2011 through 2015 of $6.4 million, which resulted from higher IBNR reserves to provide for emergence of reported losses over a longer period of time based on observed trends.

The following table summarizes the loss ratios for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$186,965	63.4%	$124,917	62.4%
Current year catastrophe losses	17,131	5.8%	1,554	0.8%
Effect of prior year development	(9,628)	(3.3)%	(8,350)	(4.2)%
Total	$194,468	65.9%	$118,121	59.0%

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$50,068	17.0%	$34,470	17.2%
Ceding	(11,234)	(3.8)%	(9,202)	(4.6)%
Net commissions incurred	38,834	13.2%	25,268	12.6%
Other underwriting expenses	28,637	9.7%	25,109	12.6%
Underwriting, acquisition and insurance expenses	$67,471	22.9%	$50,377	25.2%

The expense ratio was 22.9% for the nine months ended September 30, 2020 compared to 25.2% for the nine months ended September 30, 2019. The decrease in the expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses as a result of management's focus on controlling costs, and lower variable compensation costs. The decrease in variable compensation costs for the nine months ended September 30, 2020 was attributable to lower underwriting income from incurred catastrophe losses. Direct commissions paid as a percent of gross written premiums was 14.6% for both the nine months ended September 30, 2020 and 2019.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
($ in thousands)	2020	2019	Change	% Change

Interest from fixed-maturity securities	$17,994	$13,376	$4,618	34.5%
Dividends from equity securities	2,554	1,493	1,061	71.1%
Other	261	667	(406)	(60.9)%
Gross investment income	20,809	15,536	5,273	33.9%
Investment expenses	(1,196)	(950)	(246)	25.9%
Net investment income	19,613	14,586	5,027	34.5%
Change in fair value of equity securities	3,709	8,050	(4,341)	NM
Net realized gains on investments	1,676	230	1,446	NM
Total	$24,998	$22,866	$2,132	9.3%
NM - Percentage change not meaningful.

Our net investment income increased by 34.5% to $19.6 million for the nine months ended September 30, 2020 from $14.6 million for the nine months ended September 30, 2019. This increase in the first nine months of 2020 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of excess operating funds since September 30, 2019 and proceeds from our equity offerings. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.0% for both the nine months ended September 30, 2020 and 2019.
During the first nine months of 2020, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $4.5 million and unrealized losses related to preferred stock of $0.8 million. Fair values of ETFs declined by $13.1 million during the first quarter of 2020, driven by the disruption in the financial markets associated with the COVID-19 pandemic and rebounded sharply during the second quarter of 2020. Consistent with the trend experienced in the second quarter of 2020, the fair values of these securities continued to increase during the third quarter of 2020, although to a lesser degree.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses (previously known as other-than-temporary impairments) from available-for-sale investments for the nine months ended September 30, 2020 or 2019.
Income tax expense
Our effective tax rate was 12.8% for the nine months ended September 30, 2020 compared to 16.6% for the nine months ended September 30, 2019. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 14.3% for the nine months ended September 30, 2020 compared to 18.5% for the nine months ended September 30, 2019. Our annualized operating return on equity was 13.0% for the nine months ended September 30, 2020 compared to 15.9% for the nine months ended September 30, 2019. The decrease in annualized operating return on equity for the nine months ended September 30, 2020 compared to the prior-year period was due largely to the proceeds received from our equity offering in the third quarter of 2020 and catastrophe losses incurred during the period.

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
On August 7, 2020, we completed an underwritten public offering and sold and issued 310,500 shares of our common stock at a price of $190 per share. After deducting underwriting discounts and commissions, we received net proceeds of $56.7 million, which will be used for general corporate purposes, including to fund organic growth.

Our cash flows for the nine months ended September 30, 2020 and 2019 were:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$206,461	$119,100
Investing activities	(302,386)	(181,134)
Financing activities	74,213	73,253
Change in cash and cash equivalents	$(21,712)	$11,219

Net cash provided by operating activities was approximately $206.5 million for the nine months ended September 30, 2020, compared to $119.1 million for the same period in 2019. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $302.4 million for the nine months ended September 30, 2020, compared to $181.1 million for the nine months ended September 30, 2019. Net cash used in investing activities during the first nine months of 2020 included purchases of fixed-maturity securities of $389.7 million, which in part reflected investment of proceeds from the equity offering during the third quarter of 2020 and the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first nine months of 2020, we received proceeds of $79.0 million from sales of fixed-maturity securities, largely corporate bonds, and $66.2 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2020, purchases of ETFs and non-redeemable preferred stock were $26.6 million and $7.2 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $24.1 million, primarily related to the development of our new corporate headquarters, previously disclosed.
Net cash used in investing activities during the first nine months of 2019 reflected purchases of fixed-maturity securities of $245.3 million, and included investment of the net proceeds from the equity offering during the third quarter of 2019 of $65.9 million. Purchases of fixed-maturity securities were comprised of asset- and mortgage-backed securities, corporate bonds and municipal securities. During the first nine months of 2019, we received proceeds of $32.5 million from sales of fixed-maturity securities, largely municipal bonds, and $44.5 million from redemptions of asset- and mortgage-backed securities and corporate bonds. During the nine months ended September 30, 2019, purchases and sales of non-redeemable preferred stocks were $6.6 million and $7.0 million, respectively, and purchases and sales of ETFs were $14.5 million and $13.8 million, respectively. In addition, net cash used in investing activities included $12.4 million related to the development of our new corporate headquarters.
During the first nine months of September 30, 2020, cash provided by financing activities reflected net proceeds from the equity offering of $56.7 million, which will be used for general corporate purposes, including to fund organic growth. In addition, we drew down $23.3 million on our Credit Facility, which was used to fund the construction of our new headquarter facilities. During the first nine months of September 30, 2020, cash used in financing activities reflected dividends paid of $0.27 per common share, or $6.0 million in aggregate. During the first nine months of September 30, 2019, cash provided by financing activities reflected net proceeds from the equity offering of $65.9 million. In addition, we drew down $11.8 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During the first nine months of September 30, 2019, cash used in financing activities primarily reflected dividends paid of $0.24 per common share, or $5.2 million in aggregate.

Proceeds received from our equity compensation plans were $2.1 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the nine months ended September 30, 2020. Net proceeds from equity compensation totaled $1.4 million for the nine months ended September 30, 2019.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility will be used to fund construction of our new headquarters and may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of September 30, 2020, there was $40.1 million outstanding under the Credit Facility, net of debt issuance costs.
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

The following is a summary of our significant reinsurance programs as of September 30, 2020:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to us, and if such an event occurred, we would establish an allowance for those amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2020, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of September 30, 2020, we have never had a loss for uncollectible reinsurance.
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
Financial condition
Stockholders' equity
At September 30, 2020, total stockholders' equity was $534.1 million and tangible stockholders' equity was $531.3 million, compared to total stockholders' equity of $405.9 million and tangible stockholders' equity $403.1 million at December 31, 2019. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to proceeds received from the public equity offering, profits generated during the period, an increase in unrealized gains on available-for-sale investments, net of taxes, and activity related to stock-based compensation plans, offset in part by the payment of dividends.
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
Stockholders' equity at September 30, 2020 and December 31, 2019, reconciles to tangible stockholders' equity as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Stockholders' equity	$534,131	$405,880
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$531,336	$403,085

Investment portfolio
At September 30, 2020, our cash and invested assets of $1.2 billion consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At September 30, 2020, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.0 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2020, we also held $116.0 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock, and $78.7 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.7 years at September 30, 2020 and 4.3 years at December 31, 2019 and an average rating of "AA-" at September 30, 2020 and "AA" at December 31, 2019.

At September 30, 2020 and December 31, 2019, the amortized cost and fair value on fixed-maturity securities were as follows:

	September 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	—%	$110	$112	—%
Obligations of states, municipalities and political subdivisions	210,703	224,886	21.9%	166,312	172,893	23.7%
Corporate and other securities	317,977	337,188	32.9%	180,287	184,768	25.3%
Asset-backed securities	225,969	228,780	22.3%	141,123	141,924	19.5%
Commercial mortgage-backed securities	62,421	67,072	6.6%	54,627	56,046	7.7%
Residential mortgage-backed securities	162,295	166,963	16.3%	172,358	173,789	23.8%
Total fixed-maturity securities	$979,365	$1,024,889	100.0%	$714,817	$729,532	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2020		December 31, 2019
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$290,498	28.4%	$213,174	29.2%
AA	326,812	31.9%	259,873	35.6%
A	219,420	21.4%	176,338	24.2%
BBB	150,962	14.7%	74,872	10.3%
Below BBB and unrated	37,197	3.6%	5,275	0.7%
Total	$1,024,889	100.0%	$729,532	100.0%

The amortized cost and fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$9,043	$9,192	0.9%	$9,940	$9,990	1.4%
Due after one year through five years	112,714	120,488	11.8%	115,480	118,611	16.3%
Due after five years through ten years	169,530	181,209	17.7%	79,235	82,314	11.3%
Due after ten years	237,393	251,185	24.5%	142,054	146,858	20.1%
Asset-backed securities	225,969	228,780	22.3%	141,123	141,924	19.4%
Commercial mortgage-backed securities	62,421	67,072	6.5%	54,627	56,046	7.7%
Residential mortgage-backed securities	162,295	166,963	16.3%	172,358	173,789	23.8%
Total fixed-maturity securities	$979,365	$1,024,889	100.0%	$714,817	$729,532	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2020, 7.0% of our total cash and investments were invested in ETFs. At September 30, 2020 and December 31, 2019, our ETF balances were comprised of the following funds:

	September 30, 2020		December 31, 2019
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$56,437	65.9%	$42,873	78.7%
Dividend yield equity fund	29,180	34.1%	11,590	21.3%
Total	$85,617	100.0%	$54,463	100.0%

As of September 30, 2020, 2.5% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$26,744	88.0%	$20,369	85.5%
Utilities	2,939	9.7%	2,992	12.5%
Industrials and other	711	2.3%	470	2.0%
Total	$30,394	100.0%	$23,831	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $7.0 million and $6.9 million at September 30, 2020 and December 31, 2019, respectively.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at September 30, 2020.

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

Net income for the three and nine months ended September 30, 2020 and 2019, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income	$14,890	$12,976	$50,238	$45,463
Income tax expense	1,231	2,217	7,355	9,066
Income before income taxes	16,121	15,193	57,593	54,529
Other expenses	1,022	—	1,022	57
Net investment income	(7,008)	(5,265)	(19,613)	(14,586)
Change in the fair value of equity securities	(6,031)	(246)	(3,709)	(8,050)
Net realized gains on investments	(647)	(185)	(1,676)	(230)
Other income	(571)	(10)	(594)	(19)
Underwriting income	$2,886	$9,487	$33,023	$31,701

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
Net income for the three and nine months ended September 30, 2020 and 2019, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net operating earnings:
Net income	$14,890	$12,976	$50,238	$45,463
Change in the fair value of equity securities, after taxes	(4,764)	(194)	(2,930)	(6,359)
Net realized gains on investments, after taxes	(511)	(146)	(1,324)	(182)
Net operating earnings	$9,615	$12,636	$45,984	$38,922

Operating return on equity:
Average stockholders' equity (1)	$495,123	$348,972	$470,006	$327,011
Annualized return on equity (2)	12.0%	14.9%	14.3%	18.5%
Annualized operating return on equity (3)	7.8%	14.5%	13.0%	15.9%
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In response, governmental authorities (including the U.S. federal government, states and localities) have mandated, and continue to introduce, measures to slow the transmission of the virus, including shelter-in-place orders, significant restrictions on travel, limits on gatherings, quarantines and business shutdowns. While to date we have not seen a decrease in the growth rate of our gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn, the COVID-19 situation remains fluid and continues to evolve, and at this time we are unable to determine the ultimate impact of COVID-19 and related economic downturn on our business, financial condition, results of operations and cash flows. While policy terms and conditions in the lines of business written by Kinsale would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. In addition, in response to COVID-19, legislative, regulatory and judicial actions may include, but are not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, ordering us to provide premiums refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay past due premiums. We are closely monitoring the impact of the COVID-19 pandemic and related economic downturn on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio as well as how it may result in other effects such as the potential for delayed reporting and settlement of claims due to limited access to business locations. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19, which adversely affected our total comprehensive income (loss) for the quarter. Subsequent to the first quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back all of the decline in fair value. If the COVID-19 pandemic continues for a significant length of time and measures put in place to stabilize the economy are not effective, or pandemics, outbreaks and other events occur or re-occur, our business, results of operations, financial condition and cash flows may be materially adversely affected.

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

KINSALE CAPITAL GROUP, INC.
Date: October 29, 2020	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: October 29, 2020	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer