Form 10-K
period 2020-12-31
Kinsale Capital Group, Inc.
filed 2021-02-25
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0664337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2035 Maywill Street, Suite 100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2020 was approximately $3,241,859,629.
The number of the registrant’s common shares outstanding was 22,773,134 as of February 18, 2021.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•the possibility that severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us;
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
•our employees taking excessive risks;
•the intense competition for business in our industry;
•the effects of litigation having an adverse effect on our business;
•the performance of our investment portfolio adversely affecting our financial results;
•the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;
ii

•being forced to sell investments to meet our liquidity requirements;
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
•the other risks and uncertainties discussed in Part I, Item 1A of this Annual Report on Form 10-K.
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
We have significantly grown our business and have generated attractive returns. During 2020, our gross written premiums increased by 41.9%, to $552.8 million for the year ended December 31, 2020. Our return on equity and combined ratios were 18.0% and 86.7%, respectively, for the year ended December 31, 2020. Our operating return on equity, a non-GAAP financial measure, was 14.7% for the year ended December 31, 2020. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
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

On December 3, 2018, we incorporated 2001 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to acquire and hold our corporate headquarters.
Our Products
We write a broad array of insurance coverages for risks that are unique or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium per policy written by us in 2020 was approximately $9,100. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $11,800 in 2020. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2020, the percentage breakdown of our gross written premiums was 85.6% casualty and 14.4% property. Our commercial lines offerings include construction, small business, excess casualty, commercial property, product liability, allied health, life sciences, general casualty, professional liability, management liability, energy, environmental, health care, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in 2020 and is included within our personal insurance division.
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2019, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.6% and grew direct premiums written by 7.4% annually, versus 73.7% and 3.7% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2020, our loss and loss adjustment expense ratio was 63.9%.
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
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process policy quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2020, our expense ratio was 22.8%.
Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 104 open claims per claims adjuster (88 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2020, our reserves for claims incurred but not reported were approximately 84.9% of our total net loss reserves. Of the total open claims as of December 31, 2020, only 36.6% were open for accident years 2018 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $55.5 billion of direct written premiums in 2019. Based on our 2020 gross written premiums of $552.8 million, our current market share is approximately 1.0%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 4.4% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
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
For the year ended December 31, 2020, our largest brokers were R-T Specialty, LLC, which produced $72.1 million, or 13.0%, of our gross written premiums, AmWINS Group, LLC, which produced $63.8 million, or 11.5% of our gross written premiums, and CRC Commercial Solutions, which produced $56.5 million, or 10.2% of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2020.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2020, we paid an average commission to our brokers of 14.6% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.
We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	% of Total	2019	% of Total	2018	% of Total
	($ in thousands)
Gross written premiums by state:
California	$128,448	23.3%	$95,889	24.6%	$71,645	26.0%
Florida	78,412	14.2%	48,473	12.4%	32,414	11.8%
Texas	63,312	11.5%	48,829	12.5%	40,102	14.6%
New York	27,234	4.9%	27,441	7.0%	14,311	5.2%
Washington	23,960	4.3%	17,339	4.4%	13,071	4.7%
Colorado	19,600	3.5%	11,732	3.0%	6,395	2.3%
New Jersey	16,823	3.0%	11,887	3.1%	6,890	2.5%
Arizona	12,722	2.3%	8,116	2.1%	5,469	2.0%
Pennsylvania	11,184	2.0%	6,867	1.8%	5,343	1.9%
Georgia	11,014	2.0%	6,431	1.7%	4,807	1.7%
All other states	160,105	29.0%	106,690	27.4%	75,091	27.3%
	$552,814	100.0%	$389,694	100.0%	$275,538	100.0%

Underwriting
Our underwriting department consisted of approximately 160 employees as of December 31, 2020. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 8 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2020, we received approximately 461,000 new business submissions, and of those submissions, we issued approximately 300,000 quotes and bound 31,000 policies for a new policy to new submission ratio of 6.7%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers constrained by approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 99.4% of our professional liability premiums written in 2020, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.

Claims
Our claims department consisted of approximately 40 claims professionals who had an average of 11 years of claims experience in the P&C industry as of December 31, 2020. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
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
Information Technology
Our information technology department consisted of approximately 70 full-time employees and contractors as of December 31, 2020. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud strategy to develop best-in-class software solutions and to attract and retain quality staff.
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
We also use facultative reinsurance coverage on a limited basis. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.
We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage.
To manage our natural catastrophe exposure, we use computer models to analyze the risk of severe losses. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100 year and the 250 year return periods. Effective with the June 1, 2020 renewal, we entered into a new personal insurance quota-share treaty. We used model results previously noted to stress test the completeness of our program and determined that over 70% of the modelled losses from catastrophes costing over $10 million came from our personal insurance business. We determined that utilizing a personal lines quota-share treaty combined with a catastrophe treaty was a more efficient and cost-effective way to manage the total loss exposure on our property coverages.

The following is a summary of our significant reinsurance programs as of December 31, 2020:

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
(2)    Our personal insurance quota-share reinsurance reduces the financial impact of property losses on our personal insurance policies.
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
(4)    Reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.

(5)    For casualty policies with a per-occurrence limit higher than $2.0 million, the ceding percentage varies such that the retention is always $2.0 million or less. For example, for a $4.0 million limit excess policy, our retention would be 50%, whereas for a $10.0 million limit excess policy, our retention would be 20%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $2.0 million.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2020, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2020, we have never had a loss for uncollectible reinsurance.
We had reinsurance recoverables on unpaid losses of $83.7 million at December 31, 2020, and recoverables on paid losses of $9.5 million at December 31, 2020. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2020:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Swiss Reinsurance America Corp.	A+	$26,336
Munich Reinsurance America, Inc.	A+	19,705
SCOR Reinsurance Co.	A+	11,902
Allied World Reinsurance Co.	A	8,628
Odyssey America Reinsurance Corp.	A	6,536
Arch Reinsurance Co.	A+	6,330
Hannover Ruck SE	A+	3,997
BF Re	A+	2,489
General Reinsurance Corp.	A++	1,738
Partner Reinsurance Co. of the US	A+	1,417
Total for Top Ten		89,078
All others		4,137
Total		$93,215

We did not have reinsurance recoverables greater than $1.4 million at December 31, 2020 from any individual reinsurer other than the ten listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of our reinsurance contracts discussed above, we may retain funds due from reinsurers as security for those recoverable balances.
Catastrophe Risk Management
In addition to the reinsurance protection noted above, we use other techniques to carefully manage our exposure to catastrophe losses. We use computer models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of PML. When managing our catastrophe exposure, we focus on the 100 year and the 250 year return periods. Our main catastrophe risk arises from hurricanes. We manage this exposure through careful and disciplined underwriting, extensive reinsurance protection purchased from financially strong counterparties and monthly catastrophe modeling of the portfolio. Additionally, we limit the concentration of property business by geographic area to reduce loss exposure from extreme events.

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
Our cash and invested assets generally consist of fixed-maturity securities, short-term investments, cash and cash equivalents, exchange traded funds and preferred stock (classified as equity securities on the consolidated balance sheet). Our fixed-maturity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on those securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity securities are carried at fair value and changes in the fair value of these investments are recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not actively traded in the public marketplace. Short-term investments, if any, are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our cash and invested assets totaled $1.3 billion at December 31, 2020 and $908.2 million at December 31, 2019, and is summarized as follows:

	December 31, 2020		December 31, 2019
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$112	—%
Obligations of states, municipalities and political subdivisions	230,906	17.9%	172,893	19.0%
Corporate and other securities	316,608	24.6%	184,768	20.4%
Asset-backed securities	240,661	18.7%	141,924	15.6%
Commercial mortgage-backed securities	70,969	5.5%	56,046	6.2%
Residential mortgage-backed securities	222,656	17.3%	173,789	19.1%
Total fixed maturities	1,081,800	84.0%	729,532	80.3%

Equity securities:
Exchange traded funds	98,050	7.6%	54,463	6.0%
Nonredeemable preferred stock	31,612	2.4%	23,831	2.6%
Total equity securities	129,662	10.0%	78,294	8.6%

Cash and cash equivalents	77,093	6.0%	100,408	11.1%
Total	$1,288,555	100.0%	$908,234	100.0%

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
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2020, our fixed-maturity portfolio, including cash equivalents, had an average duration of 4.3 years and had an average rating of "AA-."
The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2020:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
Obligations of states, municipalities and political subdivisions	$18,665	$149,350	$60,895	$1,996	$—	$230,906
Corporate and other securities	—	16,091	110,702	149,315	40,500	316,608
Asset-backed securities	190,764	27,378	16,053	6,466	—	240,661
Commercial mortgage-backed securities	65,080	5,889	—	—	—	70,969
Residential mortgage-backed securities	38,212	183,466	320	—	658	222,656
Total fixed maturities	$312,721	$382,174	$187,970	$157,777	$41,158	$1,081,800

The fair value of our investments in fixed-maturity securities at December 31, 2020, summarized by stated maturities follows:

	December 31, 2020
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$15,782	1.4%
Due after one year through five years	115,390	10.7%
Due after five years through ten years	169,711	15.7%
Due after ten years	246,631	22.8%
Asset-backed securities	240,661	22.2%
Commercial mortgage-backed securities	70,969	6.6%
Residential mortgage-backed securities	222,656	20.6%
Total fixed maturities	$1,081,800	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2020, our fixed-maturity security portfolio contained $222.7 million (20.6%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.
At December 31, 2020, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $316.6 million. A summary of these securities by industry segment is shown below as of December 31, 2020:

	December 31, 2020
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$172,500	54.5%
Financial	122,887	38.8%
Utilities	21,221	6.7%
Total	$316,608	100.0%

Approximately 8% of our total cash and investments were invested in exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2020, our ETF balance was comprised of the following funds:

	December 31, 2020
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$64,760	66.0%
Dividend yield equity fund	33,290	34.0%
Total	$98,050	100.0%

Approximately 2% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2020:

	December 31, 2020
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$27,744	87.8%
Utilities	3,034	9.6%
Industrials and other	834	2.6%
Total	$31,612	100.0%

Competition
The P&C insurance industry is highly competitive. We compete with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. Our insurance subsidiary, Kinsale Insurance, currently has a rating from A.M. Best of "A" (Excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.
Today, our primary competitors in the E&S sector include Alleghany Corporation, Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., the Lloyds of London syndicates, Markel Corporation, ProSight Global, Inc., RLI Corp. and W. R. Berkley Corporation.
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
Insurance holding company regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Arkansas, the state in which Kinsale Insurance is organized and domiciled. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. On December 9, 2020, the NAIC adopted the Group Capital Calculation (“GCC”) template and instructions, as well as corresponding amendments to NAIC model insurance holding company system laws. The amendments require, subject to certain exemptions, that the ultimate controlling person of each insurance group file a GCC on an annual basis with such insurance group’s lead state commissioner. The GCC uses a risk-based capital aggregation approach intended to provide regulators with an additional group supervisory tool.
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
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act. The ORSA Model Act, when adopted by state regulators requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA. The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, regarding the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Effective July 2015, Arkansas adopted its version of the ORSA Model Act. Our subsidiary, Kinsale Insurance, is subject to the requirements of the ORSA Model Act adopted in its domicile of Arkansas.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws (Arkansas has not yet adopted this model legislation). The New York State Department of Financial Services (DFS) issued regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017, and requires insurance companies, among others, regulated in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We annually file our program compliance certifications pertaining to the DFS cybersecurity requirements in New York.
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
On June 25, 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation in order to satisfy the substantive and timing requirements of the Covered Agreement. These amendments pave the way for state legislatures to bring their credit for reinsurance laws into compliance with the Covered Agreement's zero reinsurance collateral provisions by September 2022, thereby avoiding a potential federal preemption of these laws (Arkansas has not yet adopted the Credit for Reinsurance Model Law and Regulation).
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
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2020, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Ratings
A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates our insurance subsidiary. A.M. Best assigns ratings to insurance companies, which range from "A++" (Superior) to "F" (In Liquidation). Our insurance subsidiary, Kinsale Insurance, has a rating of "A" (Excellent), which is the third highest rating. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company's securities.
Human Capital
As of February 18, 2021, we had 323 full-time and 12 part-time employees, all of whom are employed by us through arrangements with Kinsale Management, Inc., and are located at our headquarters in Richmond, Virginia. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement. We consider our relationship with our employees to be good.
We believe our employees are key to achieving our business objectives. During fiscal year 2020, the Company launched remote-working protocols due to the escalating COVID-19 outbreak and, as a result, over 90% of our employees worked from home for a portion of time during the eight months spanning from March through October. Before our employees returned during the September to October time frame, we implemented COVID-19 protocols to minimize the spread of the virus in our workplace. These protocols, which currently remain in place, meet or exceed the Centers for Disease Control, Virginia Department of Health, and Virginia Department of Labor and Industry guidelines and, where applicable, our state mandate. Additionally, during the fourth quarter of 2020, we moved into a new headquarters building. Our new building utilizes technological amenities which facilitates the health and wellness of our employees. For example, our building’s heating, ventilation and air conditioning (“HVAC”) system monitors air quality and pulls air from the outside rather than simply recirculating it, which helps reduce indoor airborne contaminants. Many of our building’s fixtures are touchless, such as restroom doors, lighting fixtures, wash basins and elevators. We have also taken advantage of newer technologies to help sanitize the air, such as ultraviolet (“UV”) filters in our HVAC system. We continue to evaluate health and wellness initiatives which are in the best interests of our employees and the stakeholders of our Company.
Compensation and Benefits
We believe that our employees are one of our most valuable assets and paying our employees well is the foundation of our performance-based culture. In order to attract and retain talent, we offer and maintain market competitive compensation and benefit programs to all our employees. Our compensation program includes base salary, performance-based cash awards and equity grants for some management level employees. In 2020, the median pay of all our full-time employees was more than $97,000. The mix of these rewards varies depending on the employee’s role at the Company and our longstanding pay-for-performance philosophy. While all of our employees are eligible to participate in the variable compensation element of our program (annual cash bonus and equity awards), variable compensation becomes a larger portion of the total mix for employees at higher levels in the organization. Our executives, who are responsible for the development and execution of our strategic and financial plans, have the largest portion of their compensation tied to equity-based incentives to ensure financial alignment with our stakeholders.
In addition to competitive compensation, we offer our employees comprehensive and flexible benefit options including:

•Company-matched 401(k) plan
•Educational assistance program
•Medical insurance, with one tier being zero cost
•Company-paid insurance benefits
•Health savings with large employer contributions and flexible spending accounts
•Paid time off, family leave, and employee assistance programs.

Diversity and Inclusion
We are committed to fostering a diverse and inclusive work environment free from discrimination of any kind and that supports the communities we serve. We seek to recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our diversity and inclusion principles are reflected in our employee training and policies.
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
Risks Related to Our Business, Industry, and Operations
Our loss reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As part of the reserving process, we review historical data and consider the impact of such factors as:
•claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims cost;
•claims development patterns by line of business and by "claims made" versus "occurrence" policies;
•legislative activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 79.4% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2020.
•Even when a claim is received (irrespective of whether the policy is a "claims made" or "occurrence" basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.
•New theories of liability are enforced retroactively from time to time by courts. See also "—The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations."
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase. See also "—Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability."

•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
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
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used by us to estimate our PMLs. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of a given natural catastrophe event; the increase in claim costs resulting from limited supply of labor and materials needed for repairs following a catastrophe event (demand surge); the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:
•The models do not address all the possible hazard characteristics of a catastrophe peril (e.g. the precise path and wind speed of a hurricane);
•The models may not accurately reflect the true frequency of events;
•The models may not accurately reflect a risk's vulnerability or susceptibility to damage for a given event characteristic;
•The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
•The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. Three examples of unanticipated risks that have adversely affected the insurance industry are:
•Asbestos liability applied to manufacturers of products and contractors who installed those products.
•Apportionment of liability arising from subsidence claims assigned to subcontractors who may have been involved in mundane tasks (such as installing sheetrock in a home).
•Court decisions, such as the 1995 Montrose decision in California, that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.
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
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions are with respect to risks that we cannot exclude in policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per-occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at rates higher than the underlying risk. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also "Business — Reinsurance."
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

Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In response, governmental authorities (including the U.S. federal government, states and localities) have mandated, and continue to introduce, measures to slow the transmission of the virus, including shelter-in-place orders, significant restrictions on travel, limits on gatherings, quarantines and business shutdowns. While to date we have not seen a decrease in the growth rate of our gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn, the COVID-19 situation remains fluid and continues to evolve, and at this time we are unable to determine the ultimate impact of COVID-19 and related economic downturn on our business, financial condition, results of operations and cash flows. While policy terms and conditions in the lines of business written by Kinsale would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. In addition, in response to COVID-19, legislative, regulatory and judicial actions may include, but are not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, ordering us to provide premiums refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay past due premiums. We are closely monitoring the impact of the COVID-19 pandemic and related economic downturn on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio as well as how it may result in other effects such as the potential for delayed reporting and settlement of claims due to limited access to business locations. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19, which adversely affected our total comprehensive income (loss) for the quarter. Subsequent to the first quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back all of the decline in fair value. If the COVID-19 pandemic continues for a significant length of time and measures put in place to stabilize the economy are not effective, or pandemics, outbreaks and other events occur or re-occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.
Global climate change may have an adverse effect on our financial results.
Our insurance policies are generally written for one year and repriced annually to reflect changing exposures. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and may adversely impact our business, financial condition and results of operations.
Risks Related to Market Conditions
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
We underwrite a significant portion of our insurance in California, Texas and Florida. Any economic downturn in any such state could have an adverse effect on our business, financial condition and results of operations.
A decline in our financial strength rating may adversely affect the amount of business we write.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from "A++" (Superior) to "F" for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of "A" (Excellent) to our operating subsidiary, Kinsale Insurance. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:
•if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

•if unfavorable financial, regulatory or market trends affect us, including excess market capacity;
•if our losses exceed our loss reserves;
•if we have unresolved issues with government regulators;
•if we are unable to retain our senior management or other key personnel;
•if our investment portfolio incurs significant losses; or
•if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:
•causing our current and future brokers and insureds to choose other, more highly-rated competitors;
•increasing the cost or reducing the availability of reinsurance to us; or
•severely limiting or preventing us from writing new and renewal insurance contracts.
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our business, financial condition and results of operations.
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
We distribute the majority of our products through a select group of brokers. Of our 2020 gross written premiums, 46.1%, or $255.0 million, were distributed through five of our approximately 167 brokers, three of which accounting for 34.8%, or $192.3 million, of our 2020 gross written premiums.
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
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:
•An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers; and
•Changing practices caused by the internet, including shifts in the way in which E&S insurance is purchased. We currently depend largely on the wholesale distribution model. If the wholesale distribution model were to be significantly altered by changes in the way E&S insurance were marketed, including, without limitation, through use of the internet, it could have a material adverse effect on our premiums, underwriting results and profits.
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
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues. Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
•collect and properly analyze a substantial volume of data from our insureds;
•develop, test and apply appropriate actuarial projections and ratings formulas;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our insureds’ losses with reasonable accuracy.
We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:
•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies;
•regulatory constraints on rate increases;
•our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and
•unanticipated court decisions, legislation or regulatory action.
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
Because the possibility of these events occurring depends in large part on the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
We are subject to reinsurance counterparty credit risk.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2020, we had $117.5 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
Our business depends on our information technology and telecommunications systems, including our browser-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. In addition, some of these systems include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents, third-party system or network outages or computer malware may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency and other plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
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
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation may be based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Risks Related to Our Investment Portfolio
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
Our primary market risk exposures are to changes in interest rates and equity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk." In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed-maturity securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed-maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed-maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed-maturity securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $129.7 million as of December 31, 2020.
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
Risks Related to Liquidity and Access to Capital
Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2021 without regulatory approval is $51.8 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
Risks Related to Regulation
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
We may become subject to additional government or market regulation.
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
The Dodd-Frank Act also established the FIO and vested the FIO with the authority to monitor all aspects of the insurance sector, including to monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company. Any additional regulations established as a result of the Dodd-Frank Act could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our executive and insurance offices located in Richmond, Virginia, and we currently occupy approximately 70,000 square feet of the 137,000 square feet of available office space.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. As of February 18, 2021, we had 90 stockholders of record of our common stock.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 28, 2016 (the date our common stock began trading on Nasdaq) through December 31, 2020.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

$1,250
$1,000
$750
$500
$250
$0
07/28/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Kinsale Capital Group, Inc.
NASDAQ Composite
NASDAQ Insurance

	July 28, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020

Kinsale Capital Group, Inc.	$100.00	$186.12	$247.91	$307.63	$565.00	$1,114.63
Nasdaq Composite Index	$100.00	$105.01	$136.14	$132.27	$180.80	$262.02
Nasdaq Insurance Index	$100.00	$114.29	$133.66	$126.11	$152.18	$151.31

Item 6. Selected Consolidated Financial and Other Data
The following tables present our selected consolidated financial and other data, at the dates and for the periods indicated. The selected consolidated financial and other data set forth below as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements for those years.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except for per share data)
Revenues:
Gross written premiums	$552,814	$389,694	$275,538	$223,191	$188,478
Ceded written premiums(1)	(74,595)	(47,633)	(39,924)	(33,719)	(21,214)
Net written premiums	$478,219	$342,061	$235,614	$189,472	$167,264

Net earned premiums	$412,754	$282,981	$212,688	$176,053	$133,816
Net investment income	26,110	20,133	15,688	10,569	7,487
Net investment gains (losses)(2)	20,388	12,748	(6,274)	151	176
Other income	634	26	12	3	136
Total revenues	459,886	315,888	222,114	186,776	141,615

Expenses:
Losses and loss adjustment expenses(1)	263,802	169,563	128,041	103,680	70,961
Underwriting, acquisition and insurance expenses(1)	94,296	70,217	53,425	44,146	28,551
Other expenses	1,375	57	168	429	2,567
Total expenses	359,473	239,837	181,634	148,255	102,079
Income before income taxes	100,413	76,051	40,480	38,521	39,536
Income tax expense(3)	11,994	12,735	6,693	13,620	13,369
Net income	$88,419	$63,316	$33,787	$24,901	$26,167
Underwriting income(4)	$54,656	$43,201	$31,222	$28,227	$34,304

Per common share data:
Basic earnings per share:
Common stock	$3.96	$2.94	$1.60	$1.19	$0.57
Class A common stock(5)	—	—	—	—	0.98
Class B common stock(5)	—	—	—	—	0.48
Diluted earnings per share:
Common stock	$3.87	$2.86	$1.56	$1.16	$0.56
Class A common stock(5)	—	—	—	—	0.98
Class B common stock(5)	—	—	—	—	0.46
Cash dividends declared and paid	0.36	0.32	0.28	0.24	0.10

	At December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Balance sheet data:
Cash and invested assets	$1,288,555	$908,234	$643,051	$561,070	$480,349
Premiums receivable, net	48,641	34,483	24,253	19,787	16,984
Reinsurance recoverables, net(1)	93,215	72,574	56,788	49,593	70,317
Ceded unearned premiums(1)	24,265	16,118	16,072	13,858	13,512
Intangible assets	3,538	3,538	3,538	3,538	3,538
Total assets	1,546,896	1,090,550	773,063	667,849	614,389

Reserves for unpaid losses and loss adjustment expenses	636,013	460,058	369,152	315,717	264,801
Unearned premiums	260,986	187,374	128,250	103,110	89,344
Funds held for reinsurers(1)	—	—	—	—	36,497
Debt	42,570	16,744	—	—	—
Total liabilities	970,658	684,670	509,077	429,660	404,175
Total stockholders' equity	576,238	405,880	263,986	238,189	210,214

Other data:
Tangible stockholders' equity(6)	$573,443	$403,085	$261,191	$235,394	$207,914
Debt to total capitalization ratio(7)	6.9%	4.1%	—%	—%	—%
Statutory capital and surplus(8)	$476,066	$348,811	$233,500	$213,833	$193,387

	Year Ended December 31,
	2020	2019	2018	2017	2016
Underwriting and other ratios:
Loss ratio(9)	63.9%	59.9%	60.2%	58.9%	53.0%
Expense ratio(10)	22.8%	24.8%	25.1%	25.1%	21.3%
Combined ratio(11)	86.7%	84.7%	85.3%	84.0%	74.3%

Adjusted loss ratio(12)	NA	NA	NA	NA	50.0%
Adjusted expense ratio(12)	NA	NA	NA	NA	26.8%
Adjusted combined ratio(12)	NA	NA	NA	NA	76.8%

Return on equity(13)	18.0%	18.9%	13.5%	11.1%	16.2%
Operating return on equity(14)	14.7%	15.9%	15.4%	11.9%	16.1%
(1) Prior to our IPO in 2016, a significant amount of our business was reinsured through our multi-line quota-share reinsurance treaty ("MLQS") with third-party reinsurers. The MLQS transferred a portion of the risk related to certain lines of business written by us to reinsurers in exchange for a portion of the gross written premiums on that business. Effective January 1, 2017, the Company commuted the remaining outstanding MLQS covering the period January 1, 2015 to December 31, 2015, which reduced reinsurance recoverables on unpaid losses by approximately $27.9 million. The commutation did not have any effect on the Company's results of operations or cash flows for the applicable period.
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
(7) The debt to total capitalization ratio is the ratio, expressed as a percentage, of total indebtedness for borrowed money, including financing leases, to the sum of total indebtedness for borrowed money, including financing leases if any, and stockholders’ equity.
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
(14) Operating return on equity is net operating earnings expressed as a percentage of average beginning and ending stockholders’ equity during the period and is a non-GAAP financial measure. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings.

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
Year ended December 31, 2019 compared to year ended December 31, 2018
For a comparison of years ended December 31, 2019 and December 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2020, the percentage breakdown of our gross written premiums was 85.6% casualty and 14.4% property. Our commercial lines offerings include construction, small business, excess casualty, commercial property, product liability, allied health, life sciences, general casualty, professional liability, management liability, energy, environmental, health care, inland marine, public entity and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.9% of our gross written premiums in 2020.
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
To date, management has not seen a significant decrease in the growth rate of its gross written premiums since the beginning of the COVID-19 pandemic and related economic downturn. Over the past year, including a time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market.
With respect to reported claims, Kinsale does not write lines of business with heightened exposure to COVID-19 related claims. Specifically, Kinsale does not write event cancellation, mortgage insurance, trade credit or surety, workers compensation or reinsurance business. Lines of business written by Kinsale that could be subject to COVID-19 related claims include general liability, management liability, healthcare-related professional liability and commercial property. In each case, policy terms and conditions would be expected to preclude coverage for virus-related claims. Although management cannot definitively determine the ultimate impact of COVID-19 and related economic conditions at this time, management does not currently expect a material adverse effect on Kinsale’s loss ratios due to COVID-19 related claims.
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
•New business submissions;
•Binding of new business submissions into policies;
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business including but not limited to employment costs, telecommunication and technology costs, and legal and auditing fees.
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
Net realized investment gains (losses) on investments
Net realized gains (losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, as well as any allowances for credit losses recognized in earnings, if any.
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

Results of Operations
Year ended December 31, 2020 compared to year ended December 31, 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2020	2019	Change	Percent

Gross written premiums	$552,814	$389,694	$163,120	41.9%
Ceded written premiums	(74,595)	(47,633)	(26,962)	56.6%
Net written premiums	$478,219	$342,061	$136,158	39.8%

Net earned premiums	$412,754	$282,981	$129,773	45.9%
Losses and loss adjustment expenses	263,802	169,563	94,239	55.6%
Underwriting, acquisition and insurance expenses	94,296	70,217	24,079	34.3%
Underwriting income (1)	54,656	43,201	11,455	26.5%
Other expenses, net	(741)	(31)	(710)	NM
Net investment income	26,110	20,133	5,977	29.7%
Change in fair value of equity securities	16,855	12,389	4,466	NM
Net realized gains on investments	3,533	359	3,174	NM
Income before taxes	100,413	76,051	24,362	32.0%
Income tax expense	11,994	12,735	(741)	(5.8)%
Net income	$88,419	$63,316	$25,103	39.6%

Net operating earnings (2)	$72,313	$53,245	$19,068	35.8%

Loss ratio	63.9%	59.9%
Expense ratio	22.8%	24.8%
Combined ratio	86.7%	84.7%

Return on equity	18.0%	18.9%
Operating return on equity (2)	14.7%	15.9%
NM - Percentage change is not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized gains and losses on investments, after taxes. Operating return on equity is defined as net operating earnings expressed as a percentage of average beginning and ending stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $88.4 million for the year ended December 31, 2020 compared to $63.3 million for the year ended December 31, 2019, an increase of $25.1 million, or 39.6%. The increase in net income in 2020 over 2019 was primarily due to higher earned premiums, resulting from favorable E&S market conditions and strong growth in broker submissions, and higher returns on our investment portfolio. In addition, the increase in net income was also attributable to a lower effective tax rate generated from the tax benefits related to stock-based compensation activity and higher favorable development of loss reserves from prior accident years. These increases were offset in part by higher catastrophe losses incurred in 2020 compared to the prior year.
Our underwriting income was $54.7 million for the year ended December 31, 2020 compared to $43.2 million for the year ended December 31, 2019, an increase of $11.5 million, or 26.5%. The increase in our underwriting income was attributable to a combination of growth in the business and higher net favorable development of loss reserves for prior accident years, offset in part by higher catastrophe losses incurred during the year. The corresponding combined ratios were 86.7% for the year ended December 31, 2020 compared to 84.7% for the year ended December 31, 2019.
Premiums
Gross written premiums were $552.8 million for the year ended December 31, 2020 compared to $389.7 million for the year ended December 31, 2019, an increase of $163.1 million, or 41.9%. The increase in gross written premiums for the for the year ended December 31, 2020 over the prior year was due to higher submission activity from brokers across most lines of business and higher rates on bound accounts, resulting from continued favorable market conditions. The average premium per policy written by us was $9,100 in 2020 compared to $8,200 in 2019. Excluding our personal lines insurance, which has relatively low premiums per policy written, the average premium per policy written was approximately $11,800 in 2020 compared to $10,800 in 2019. The increase in the average premium per policy written was due to changes in the mix of business and higher rates on bound accounts during 2020 compared to the prior year. The changes in gross written premiums were most notable in the following lines of business:
•Excess casualty, which represented approximately 13.9% of our gross written premiums in 2020, increased by $25.5 million, or 49.8%, for the year ended December 31, 2020 over the prior year;
•Commercial property, which represented approximately 9.4% of our gross written premiums in 2020, increased by $22.7 million, or 77.9%, for the year ended December 31, 2020 over the prior year;
•Small business, which represented approximately 15.1% of our gross written premiums in 2020, increased by $20.1 million, or 31.8%, for the year ended December 31, 2020 over the prior year, and
•Construction, which represented approximately 15.8% of our gross written premiums in 2020, increased by $16.2 million, or 22.8%, for the year ended December 31, 2020 over the prior year.
Net written premiums increased by $136.2 million, or 39.8%, to $478.2 million for the year ended December 31, 2020 from $342.1 million for the year ended December 31, 2019. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2020. Our net retention ratio was 86.5% for the year ended December 31, 2020 compared to 87.8% for the year ended December 31, 2019. The decrease in the net retention ratio was primarily due to change in the mix of business.
Net earned premiums were $412.8 million for the year ended December 31, 2020 compared to $283.0 million for the year ended December 31, 2019, an increase of $129.8 million, or 45.9%. As previously discussed, the increase was due to growth in gross written premiums in 2020 compared to 2019.
Loss ratio
Our loss ratio was 63.9% for the year ended December 31, 2020 compared to 59.9% for the year ended December 31, 2019. The increase in the loss ratio for the year ended December 31, 2020 was primarily due to higher catastrophe losses incurred in 2020 compared to 2019. Catastrophe losses incurred during the current accident year in 2020 were largely related to Hurricanes Laura, Sally and Zeta and the California wildfires.
For each year of 2020 and 2019, the overall favorable development of loss reserves for prior accident years was primarily due to reported losses emerging at lower levels than expected for certain accident years. During the year ended December 31, 2020, prior accident years developed favorably by $13.3 million, of which $12.3 million was attributable to accident years 2019 and 2018.
During the year ended December 31, 2019, loss reserves for prior accident years developed favorably by $9.4 million, which was largely attributable to accident years 2018 and 2017 of $14.6 million. This favorable development was offset in part by adverse development in the accident years 2011 through 2015 of $5.2 million, which resulted from higher IBNR reserves to provide for emergence of reported losses over a longer period of time based on observed trends.
On an inception-to-date basis as of December 31, 2020, all accident years have developed favorably, with the exception of the 2011 accident year.
The following tables summarize the effect of the factors indicated above on the loss ratios for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$253,948	61.5%	$175,939	62.1%
Current accident year - catastrophe losses	23,192	5.6%	3,047	1.1%
Effect of prior year development	(13,338)	(3.2)%	(9,423)	(3.3)%
Total	$263,802	63.9%	$169,563	59.9%

Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$69,922	16.9%	$48,382	17.1%
Ceding	(16,145)	(3.9)%	(12,347)	(4.4)%
Net commissions incurred	53,777	13.0%	36,035	12.7%
Other underwriting expenses	40,519	9.8%	34,182	12.1%
Underwriting, acquisition, and insurance expenses	$94,296	22.8%	$70,217	24.8%

The expense ratio was 22.8% for the year ended December 31, 2020 compared to 24.8% for the year ended December 31, 2019. The decrease in the expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses as a result of management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.6% for the years ended December 31, 2020 and 2019.
Investing results
Our net investment income increased by 29.7% to $26.1 million for the year ended December 31, 2020 from $20.1 million for the year ended December 31, 2019, primarily due to growth in our investment portfolio balance generated from excess operating funds and to a lesser degree, proceeds from our equity offerings.
The following table summarizes the components of net investment income and net investment gains for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2020	2019	Change

Interest from fixed-maturity securities	$24,111	$18,545	$5,566
Dividends on equity securities	3,512	2,136	1,376
Other	262	842	(580)
Gross investment income	27,885	21,523	6,362
Investment expenses	(1,775)	(1,390)	(385)
Net investment income	26,110	20,133	5,977
Change in the fair value of equity securities	16,855	12,389	4,466
Net capital gains	3,533	359	3,174
Net investment gains	20,388	12,748	7,640
Total	$46,498	$32,881	$13,617

The weighted average duration of our fixed-maturity portfolio, including cash equivalents, was 4.3 years at December 31, 2020 and 2019. Our investment portfolio had a gross return of 2.9% as of December 31, 2020, compared to 3.1% as of December 31, 2019.
During the year ended December 31, 2020, we recognized unrealized gains related to our equity portfolio of $16.9 million, of which $16.4 million was related to our ETFs. Our ETF portfolio is generally reflective of the performance in the broader domestic stock markets. During the first quarter of 2020, the fair values our ETFs declined by $13.1 million, driven by the disruption in the financial markets associated with the COVID-19 pandemic. The fair value of these funds rebounded sharply during the second quarter of 2020, gaining back a substantial portion of the decline in value, and fair values continued to increase during the latter half of 2020 on an improving outlook. For the year ended December 31, 2019, we recognized unrealized gains related to our equity portfolio of $12.4 million and was reflective of gains in the broader stock markets during this period.
Net capital gains were $3.5 million for the year ended December 31, 2020, primarily due to the sale of corporate bonds to realize favorable investment valuations.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses (previously known as other-than-temporary impairments) from available-for-sale investments for the year ended December 31, 2020 or 2019.

Income tax expense
Our effective tax rate was approximately 11.9% for the year ended December 31, 2020 compared to 16.7% for the year ended December 31, 2019. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our return on equity was 18.0% for the year ended December 31, 2020 compared to 18.9% for the year ended December 31, 2019. Operating return on equity was 14.7% for the full year of 2020, a decrease from 15.9% for the full year of 2019. The decrease in the operating return on equity was due largely to the proceeds received from our equity offering in the third quarter of 2020 and catastrophe losses incurred during the year, offset in part by higher net income.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2021 without regulatory approval is $51.8 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance did not pay dividends to us during 2020. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."

As of December 31, 2020, our holding company had $8.4 million in cash and investments, compared to $14.7 million as of December 31, 2019.
Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations and committed capital expenditures for the next 12 months.
Credit agreement
On May 28, 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility (the "Credit Facility") and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund the construction of our new headquarters but may also be used for working capital and general corporate purposes. As of December 31, 2020, there was $42.6 million outstanding under the Credit Facility, net of debt issuance costs.
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
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.
In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the London interbank offered rate. On November 30, 2020, the IBA announced a consultation on its intention to 1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021, and 2) cease the publication of all other tenors of USD LIBOR after June 30, 2023, including the three-month USD LIBOR rate. The IBA closed the consultations for feedback at the end of January 2021. The Credit Agreement provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
On August 7, 2020, we completed an underwritten public offering and sold and issued 310,500 shares of our common stock at a price of $190 per share. After deducting underwriting discounts and commissions, we received net proceeds of $56.7 million, which was used for general corporate purposes, including to fund organic growth.

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
Our cash flows for the years ended December 31, 2020 and 2019 were:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$279,974	$178,357
Investing activities	(379,433)	(230,793)
Financing activities	76,144	77,755
Change in cash and cash equivalents	$(23,315)	$25,319

We have historically generated positive operating cash flows. The increase in cash provided by operating activities in 2020 compared to 2019 was due primarily to growth in business and the timing of claim payments and reinsurance recoverable balances. Cash flows from operations were used to fund investing activities and to pay dividends to our stockholders.
Net cash used in investing activities increased by $148.6 million in 2020 from 2019, which reflected growth in our business operations and proceeds from our equity offering in August 2020 of $56.7 million. For the year ended December 31, 2020, these funds were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $474.8 million, and to a lesser extent, municipal bonds of $54.8 million and U.S. Treasuries of $1.1 million. During 2020, we received proceeds of $119.7 million from sales of fixed-maturity securities, largely corporate bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $93.8 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2020, purchases of ETFs and non-redeemable preferred stock were $27.2 million and $9.6 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $27.8 million, primarily related to the construction of our new corporate headquarters, previously discussed.
For the year ended December 31, 2019, net cash used in investing activities of $230.8 million reflected the investment of operating funds from growth in our business operations and proceeds from our equity offering in August of 2019. These cash inflows were used to purchase fixed-maturity securities, particularly corporate bonds and residential mortgage-backed securities of $203.0 million, and to a lesser extent, other asset-backed securities of

$60.4 million and municipal bonds of $42.8 million. During 2019, we received proceeds of $35.5 million from sales of fixed-maturity securities, largely municipal bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $67.9 million from redemptions of asset- and mortgage-backed securities and corporate bonds.
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
For the year ended December 31, 2020, net cash provided by financing activities was $76.1 million and reflected the proceeds from our equity offering of $56.7 million, previously discussed, and the drawdown of $25.7 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During the year ended December 31, 2020, we paid dividends of $0.36 per common share, or $8.1 million in the aggregate. Proceeds received from our equity compensation plans were $3.6 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the year ended December 31, 2020.
For the year ended December 31, 2019, net cash provided by financing activities was $77.8 million and reflected the proceeds from our equity offering of $65.9 million, previously discussed, and the drawdown of $17.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During year ended December 31, 2019 we paid dividends of $0.32 per common share, or $6.9 million in the aggregate. During 2019, we received net proceeds of $2.1 million from our equity compensation plans.
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
For the year ended December 31, 2020, property insurance represented 14.4% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk. We use computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2020, we purchased catastrophe reinsurance coverage of $45.0 million per event in excess of our $10.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $90 million and is in addition to the per-occurrence coverage provided by our facultative and treaty coverages.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers.

As of December 31, 2020, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2020, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 78.1% of the total balance. During 2020, we adopted new accounting guidance ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) and, as a result, we recorded an allowance for doubtful accounts of $0.3 million related to our reinsurance balances at December 31, 2020.
Ratings
Kinsale Insurance has a financial strength rating of "A" (Excellent) from A.M. Best. A.M. Best assigns ratings to insurance companies, which currently range from "A++" (Superior) to "F" (In Liquidation). "A" (Excellent) is the third highest rating issued by A.M. Best. The "A" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also "Risk Factors — Risks Related to Our Business and Our Industry — A decline in our financial strength rating may adversely affect the amount of business we write."
The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A" (Excellent) rating obtained by Kinsale Insurance is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Contractual obligations and commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2020:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$636,013	$132,507	$213,669	$124,936	$164,901
Credit facility	45,871	846	1,686	43,339	—
Total	$681,884	$133,353	$215,355	$168,275	$164,901

Reserves for losses and loss adjustment expenses
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on Company experience as well as on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses totaled $93.2 million at December 31, 2020.
Credit facility
As of December 31, 2020, we had $42.6 million outstanding under the Credit Facility, which has a maturity of May 28, 2024. Interest on the outstanding amounts is estimated based on 3-month LIBOR plus a margin of 1.75%. Current borrowings under the Credit Facility were used to fund construction of our new headquarters, which was substantially complete at December 31, 2020. However, we may decide to repay the Credit Facility without penalty and as a result, actual amounts paid and the associated interest may differ from the estimates presented.
Financial Condition
Stockholders' equity
At December 31, 2020, total stockholders' equity was $576.2 million and tangible stockholders' equity was $573.4 million, compared to total stockholders' equity of $405.9 million and tangible stockholders' equity of $403.1 million at December 31, 2019. The increase in both total stockholders' equity and tangible stockholders' equity in 2020 compared to 2019 was primarily due to profits generated during the period, proceeds received from the public equity offering in August of 2020, an increase in unrealized gains on available-for-sale investments, net of taxes, and net activity related to stock-based compensation plans. These increases were offset in part by the dividends declared during 2020. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Equity-based compensation
On July 27, 2016, the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan"), became effective. The 2016 Incentive Plan provides for grants of stock options, restricted stock, restricted stock units and other stock-based awards to directors, officers and other employees, as well as independent contractors or consultants providing consulting or advisory services to the Company. The number of shares of common stock available for issuance under the 2016 Incentive Plan may not exceed 2,073,832.
During 2020, 42,694 shares of restricted stock awards were granted under the 2016 Incentive Plan to the Company’s employees and non-employee directors. The restricted stock had a weighted average fair value on the date of grant of $147.45 per share and vest over a term of 1 to 4 years.
On January 1, 2021, the Board of Directors granted 3,200 shares of restricted stock awards under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock had a fair value on the date of grant of $200.13 per share and will vest on the first anniversary date of the grant.
Dividend declarations
On February 13, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend was paid on March 12, 2020 to all stockholders of record on February 28, 2020.
On May 21, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend was paid on June 12, 2020 to all stockholders of record on June 2, 2020.
On August 18, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend was paid on September 14, 2020 to all stockholders of record on August 31, 2020.

On November 11, 2020, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock. This dividend was paid on December 11, 2020 to all stockholders of record on November 30, 2020.
On February 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend is payable on March 12, 2021 to all stockholders of record on February 26, 2021.
Investment portfolio
At December 31, 2020, our cash and invested assets of $1.3 billion consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At December 31, 2020, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.1 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2020, we also held $77.1 million of cash and cash equivalents and $129.7 million of equity securities, which are comprised of ETFs and non-redeemable preferred stock. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years and an average rating of "AA-" at December 31, 2020. Our investment portfolio, excluding cash equivalents, had a gross return of 2.9% as of December 31, 2020, compared to 3.1% as of December 31, 2019.
At December 31, 2020, the amortized cost and estimated fair value of our investments were as follows:

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$230,906	19.1%
Corporate and other securities	294,854	316,608	26.1%
Asset-backed securities	236,813	240,661	19.9%
Commercial mortgage-backed securities	66,110	70,969	5.8%
Residential mortgage-backed securities	217,859	222,656	18.4%
Total fixed maturities	1,031,817	1,081,800	89.3%

Equity securities:
Exchange traded funds	68,032	98,050	8.1%
Nonredeemable preferred stock	30,726	31,612	2.6%
Total equity securities	98,758	129,662	10.7%
Total investments	$1,130,575	$1,211,462	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$312,721	28.9%
AA	382,174	35.3%
A	187,970	17.4%
BBB	157,777	14.6%
Below BBB	41,158	3.8%
Total	$1,081,800	100.0%
The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2020, were as follows:

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$15,545	$15,782	1.5%
Due after one year through five years	107,150	115,390	10.7%
Due after five years through ten years	156,958	169,711	15.7%
Due after ten years	231,382	246,631	22.8%
Asset-backed securities	236,813	240,661	22.2%
Commercial mortgage-backed securities	66,110	70,969	6.5%
Residential mortgage-backed securities	217,859	222,656	20.6%
Total fixed maturities	$1,031,817	$1,081,800	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $6.9 million at December 31, 2020 and 2019.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2020.

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
Net income for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016

Net income	$88,419	$63,316	$33,787	$24,901	$26,167
Income tax expense	11,994	12,735	6,693	13,620	13,369
Income before taxes	100,413	76,051	40,480	38,521	39,536
Other expenses	1,375	57	168	429	2,567
Net investment income	(26,110)	(20,133)	(15,688)	(10,569)	(7,487)
Change in the fair value of equity securities	(16,855)	(12,389)	6,555	—	—
Net realized investment gains	(3,533)	(359)	(281)	(151)	(176)
Other income	(634)	(26)	(12)	(3)	(136)
Underwriting income	$54,656	$43,201	$31,222	$28,227	$34,304

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

The effect of the MLQS on our results of operations is primarily reflected in our ceded written premiums, losses and loss adjustment expenses, as well as our underwriting, acquisition and insurance expenses. The following table summarize the effect of the MLQS on our underwriting income for the year ended December 31, 2016:

	Year Ended December 31, 2016
($ in thousands)	Including Quota Share	Effect of Quota Share	Excluding Quota Share

Net earned premiums	$133,816	$(16,996)	$150,812
Losses and loss adjustment expenses	(70,961)	4,380	(75,341)
Underwriting, acquisition and insurance expenses	(28,551)	11,936	(40,487)
Underwriting income	$34,304	$(680)	$34,984

Loss ratio	53.0%	25.8%	—
Expense ratio	21.3%	70.2%	—
Combined ratio	74.3%	96.0%	—

Adjusted loss ratio	—	—	50.0%
Adjusted expense ratio	—	—	26.8%
Adjusted combined ratio	—	—	76.8%

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

Net income for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 reconcile to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016

Net income	$88,419	$63,316	$33,787	$24,901	$26,167
Change in the fair value of equity securities, after taxes	(13,315)	(9,787)	5,178	—	—
Net realized gains on investments, after taxes	(2,791)	(284)	(222)	(98)	(114)
TCJA charge	—	—	—	1,915	—
Net operating earnings	$72,313	$53,245	$38,743	$26,718	$26,053

Operating return on equity:
Average equity (1)	$491,059	$334,933	$251,088	$224,202	$161,833
Return on equity (2)	18.0%	18.9%	13.5%	11.1%	16.2%
Operating return on equity (3)	14.7%	15.9%	15.4%	11.9%	16.1%

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

Reconciliation of tangible stockholders' equity
Tangible stockholders’ equity is a non-GAAP financial measure. We define tangible stockholders’ equity as stockholders’ equity less intangible assets, net of deferred taxes. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders' equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.
Stockholders' equity at December 31, 2020, 2019, 2018, 2017, and 2016, reconciles to tangible stockholders' equity as follows:

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Stockholders' equity	$576,238	$405,880	$263,986	$238,189	$210,214
Less: Intangible assets, net of deferred taxes	2,795	2,795	2,795	2,795	2,300
Tangible stockholders' equity	$573,443	$403,085	$261,191	$235,394	$207,914

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
Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses are the largest and most complex estimate in our consolidated balance sheet. The reserves for unpaid losses and loss adjustment expenses represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the consolidated balance sheet date. As a relatively new company, our historical loss experience is limited. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses. Those estimates are based on our historical information, industry information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in our consolidated financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2020 were $636.0 million, and of this amount, 84.2% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2020 were $552.3 million, and of this amount, 84.9% related to IBNR. A 5% change in net IBNR reserves at December 31, 2020 would equate to an $23.4 million change in the reserve for losses and loss adjustment expenses at such date, as well as $18.5 million change in net income, a 3.2% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2020.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2020 and 2019:

	December 31, 2020
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$100,628	15.8%	$83,638	15.1%
IBNR	535,385	84.2	468,645	84.9
Total	$636,013	100.0%	$552,283	100.0%

	December 31, 2019
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$82,113	17.8%	$65,588	16.8%
IBNR	377,945	82.2	324,678	83.2
Total	$460,058	100.0%	$390,266	100.0%

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
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2020. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

			December 31, 2020		Potential Impact on 2020
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders' Equity
	($ in thousands)
Sample increases	2020	10.0%	$277,140	$249,475	$(27,714)	$(21,894)
	2019	5.0%	168,445	128,656	(8,422)	(6,653)
	2018	2.5%	120,304	71,297	(3,008)	(2,376)
	Prior	2.5%		102,855	(2,571)	(2,031)

Sample decreases	2020	(10.0)%	277,140	249,475	27,714	21,894
	2019	(5.0)%	168,445	128,656	8,422	6,653
	2018	(2.5)%	120,304	71,297	3,008	2,376
	Prior	(2.5)%		102,855	2,571	2,031

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
During the year ended December 31, 2020, our net incurred losses for accident years 2019 and prior developed favorably by $13.3 million. This favorable development included $10.5 million for the 2019 accident year and $1.8 million for the 2018 accident year, which was primarily due to reported losses emerging at a lower level than expected, largely across the other liability and excess lines of business.
During the year ended December 31, 2019, our net incurred losses for accident years 2018 and prior developed favorably by $9.4 million. This favorable development included $13.0 million for the 2018 accident year and $1.6 million for the 2017 accident year, which was primarily due to reported losses emerging at a lower level than expected, across most lines of business. The favorable development was offset in part by adverse development of $5.2 million for accident years 2015 and prior, primarily attributable to the other liability occurrence statutory line of business. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors in certain lines to provide for emergence of reported losses over a longer period of time based on observed trends.
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
Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2020, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtain fair values from third party pricing services, (2) discussing with our investment accounting vendor their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for uncollectible reinsurance was $0.3 million at December 31, 2020. See Note 1 to the consolidated financial statements – Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2020, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-," with approximately 81.6% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2020, approximately 3.8% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and nonredeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and nonredeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and nonredeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio, including cash equivalents, was 4.3 years as of December 31, 2020.

We had fixed-maturity securities and nonredeemable preferred stock with a fair value of $1.1 billion at December 31, 2020 and $753.4 million at December 31, 2019 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and nonredeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$1,009,976	$(103,436)	(9.3)%	$683,376	$(69,987)	(9.3)%
100 basis points increase	$1,060,970	$(52,442)	(4.7)%	$718,181	$(35,182)	(4.7)%
No change	$1,113,412	$—	—%	$753,363	$—	—%
100 basis points decrease	$1,146,035	$32,623	2.9%	$786,285	$32,922	4.4%
200 basis points decrease	$1,158,171	$44,759	4.0%	$811,447	$58,084	7.7%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2020, approximately 7.6% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in ETF securities. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on an actuarial method that uses the Company’s initial expected loss ratios, expected reporting patterns for losses based on historical Company and industry data, and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2020, the Company recorded $636.0 million of reserves for unpaid losses and loss adjustment expenses.
We identified the evaluation of the estimation of reserves as a critical audit matter. The evaluation of the Company’s best estimate of reserves required complex auditor judgment due to the inherent uncertainty in the ultimate amount and timing of claim payments and required specialized actuarial skills and knowledge. In addition, the evaluation of the ultimate expected loss assumptions required subjective auditor judgment due to the Company’s limited historical claims data and, therefore, also involved a consideration of industry data.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reserving process. These included internal controls over the actuarial method and certain assumptions used to derive the Company’s best estimate of reserves and the comparison of the Company’s best estimate to the annual independent actuarial reserve estimate performed by an external consulting actuary. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing the actuarial methodology the Company used to determine the reserves to generally accepted actuarial standards and practices
•comparing certain assumptions about future claim reporting amounts and payment patterns to the Company’s underlying historical claims data and industry data, such as loss development trends of similar insurance products
•assessing the Company’s internal actuarial analysis for all lines of business by reviewing the assumptions and actuarial method used, which included the selection of loss development factors and the actuarial method, considering internal and external factors
•performing independent estimates of reserves for each line of business, using a combination of the Company’s underlying historical claims data and industry data
•developing an independent range of reserves using both the Company’s underlying historical claims data and industry data with respect to future claim reporting amounts and payment patterns and prior year independent selected loss rates
•assessing the position of the Company’s recorded reserves within this independent range in the current year and comparing to its relative position in the prior year.

/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Richmond, Virginia
February 25, 2021

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,031,817 at 2020; $714,817 at 2019)	$1,081,800	$729,532
Equity securities, at fair value (cost: $98,758 in 2020; $64,245 in 2019)	129,662	78,294
Total investments	1,211,462	807,826
Cash and cash equivalents	77,093	100,408
Investment income due and accrued	6,637	4,743
Premiums receivable, net	48,641	34,483
Reinsurance recoverables	93,215	72,574
Ceded unearned premiums	24,265	16,118
Deferred policy acquisition costs, net of ceding commissions	31,912	23,564
Intangible assets	3,538	3,538
Deferred income tax asset, net	—	3,374
Other assets	50,133	23,922
Total assets	$1,546,896	$1,090,550
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$636,013	$460,058
Unearned premiums	260,986	187,374
Payable to reinsurers	12,672	7,151
Accounts payable and accrued expenses	13,651	12,366
Credit facility	42,570	16,744
Deferred income tax liability, net	4,648	—
Other liabilities	118	977
Total liabilities	970,658	684,670
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,757,251 shares issued and outstanding at December 31, 2020; 22,205,665 shares issued and outstanding at December 31, 2019	228	222
Additional paid-in capital	291,315	229,229
Retained earnings	243,315	162,911
Accumulated other comprehensive income	41,380	13,518
Stockholders’ equity	576,238	405,880
Total liabilities and stockholders’ equity	$1,546,896	$1,090,550

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Revenues:
Gross written premiums	$552,814	$389,694	$275,538
Ceded written premiums	(74,595)	(47,633)	(39,924)
Net written premiums	478,219	342,061	235,614
Change in unearned premiums	(65,465)	(59,080)	(22,926)
Net earned premiums	412,754	282,981	212,688
Net investment income	26,110	20,133	15,688
Change in fair value of equity securities	16,855	12,389	(6,555)
Net realized investment gains	3,533	359	281
Other income	634	26	12
Total revenues	459,886	315,888	222,114
Expenses:
Losses and loss adjustment expenses	263,802	169,563	128,041
Underwriting, acquisition and insurance expenses	94,296	70,217	53,425
Other expenses	1,375	57	168
Total expenses	359,473	239,837	181,634
Income before income taxes	100,413	76,051	40,480
Income tax expense	11,994	12,735	6,693
Net income	88,419	63,316	33,787
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	27,862	14,774	(5,469)
Total comprehensive income	$116,281	$78,090	$28,318

Earnings per share:
Basic	$3.96	$2.94	$1.60
Diluted	$3.87	$2.86	$1.56
Weighted-average shares outstanding:
Basic	22,319	21,528	21,090
Diluted	22,852	22,136	21,685

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders' Equity
	( in thousands, except for per share data)
Balance at December 31, 2017	21,036	$210	$155,082	$73,502	$9,395	$238,189
Cumulative effect adjustment - unrealized gains on equity securities, net of tax	—	—	—	6,490	(6,490)	—
Balance at December 31, 2017, as adjusted	21,036	210	155,082	79,992	2,905	238,189
Reclassification of tax effect of TCJA	—	—	—	(1,308)	1,308	—
Issuance of common stock under stock-based compensation plan	206	2	1,806	—	—	1,808
Stock-based compensation expense	—	—	1,597	—	—	1,597
Dividends declared ($0.28 per share)	—	—	—	(5,926)	—	(5,926)
Other comprehensive loss, net of income taxes	—	—	—	—	(5,469)	(5,469)
Net income	—	—	—	33,787	—	33,787
Balance at December 31, 2018	21,242	212	158,485	106,545	(1,256)	263,986
Issuance of common stock, net of issuance costs	742	8	65,871	—	—	65,879
Issuance of common stock under stock-based compensation plan	229	2	2,748	—	—	2,750
Stock-based compensation expense	—	—	2,742	—	—	2,742
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.32 per share)	—	—	—	(6,950)	—	(6,950)
Other comprehensive income, net of income taxes	—	—	—	—	14,774	14,774
Net income	—	—	—	63,316	—	63,316
Balance at December 31, 2019	22,206	222	229,229	162,911	13,518	405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock, net of issuance costs	311	3	56,695	—	—	56,698
Issuance of common stock under stock-based compensation plan	252	3	3,619	—	—	3,622
Stock-based compensation expense	—	—	3,575	—	—	3,575
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.36 per share)	—	—	—	(8,093)	—	(8,093)
Other comprehensive income, net of income taxes	—	—	—	—	27,862	27,862
Net income	—	—	—	88,419	—	88,419
Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities:
Net income	$88,419	$63,316	$33,787
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gains) losses on equity securities	(16,855)	(12,389)	6,555
Net realized investment gains	(3,533)	(359)	(281)
Deferred tax expense (benefit)	616	(125)	(3,230)
Depreciation and amortization	1,574	682	631
Stock compensation expense	3,575	2,742	1,597
Change in operating assets and liabilities:
Investment income due and accrued	(1,894)	(960)	(706)
Premiums receivable, net	(14,158)	(10,230)	(4,466)
Reserves for unpaid loss and loss adjustment expenses	175,955	90,906	53,435
Unearned premiums	73,612	59,124	25,140
Reinsurance balances, net	(23,267)	(13,246)	(8,070)
Deferred policy acquisition costs	(8,348)	(8,763)	(3,026)
Income taxes (recoverable) payable	(1,611)	1,221	18
Accounts payable and accrued expenses	3,087	2,972	464
Other	2,802	3,466	2,132
Net cash provided by operating activities	279,974	178,357	103,980
Investing activities:
Purchase of property and equipment	(32,875)	(19,622)	(1,273)
Sale of property and equipment	5,077	—	—
Purchases – fixed-maturity securities	(530,732)	(306,203)	(194,989)
Purchases – equity securities	(36,822)	(29,887)	(12,656)
Sales – fixed-maturity securities	119,749	35,526	10,427
Sales – equity securities	2,367	21,459	2,429
Maturities and calls – fixed-maturity securities	93,803	67,934	89,522
Net cash used in investing activities	(379,433)	(230,793)	(106,540)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	56,698	65,879	—
Proceeds from credit facility	25,700	17,300	—
Debt issuance costs	—	(628)	—
Payroll taxes withheld and remitted on share-based payments	(1,803)	(617)	—
Common stock issued, stock options exercised	3,622	2,750	1,808
Dividends paid	(8,073)	(6,929)	(5,906)
Net cash provided by (used in) financing activities	76,144	77,755	(4,098)
Net change in cash and cash equivalents	(23,315)	25,319	(6,658)
Cash and cash equivalents at beginning of year	100,408	75,089	81,747
Cash and cash equivalents at end of year	$77,093	$100,408	$75,089

See accompanying notes to consolidated financial statements.

Kinsale Capital Group, Inc. and subsidiaries
Notes to consolidated financial statements

Description of business
Kinsale Capital Group, Inc., an insurance holding company, is a Delaware corporation that was formed in 2009 and conducts its operations through its wholly-owned subsidiaries ("KCGI" and together with its subsidiaries, the "Company"). Kinsale Capital Group, Inc. writes excess and surplus lines insurance on a non-admitted basis principally through its insurance subsidiary, Kinsale Insurance Company ("Kinsale Insurance"), which is authorized to write business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Kinsale Capital Group, Inc. also markets certain products through its subsidiary, Aspera Insurance Services, Inc. ("Aspera"), an insurance broker.
1.Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of Kinsale Capital Group, Inc. and its wholly-owned subsidiaries (referred to as "Kinsale" or, with its subsidiaries, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, allowance for doubtful accounts and uncollectible reinsurance, fair value of investments, as well as evaluating the investment portfolio for credit impairments.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase. There were no short-term investments at December 31, 2020 or December 31, 2019.
Fixed-maturity and equity securities
Fixed-maturity securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of other comprehensive income and stockholders' equity, net of deferred income taxes.
Equity securities are reported at fair value. Changes in unrealized gains and losses in fair value of these investments are recognized in net income.
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the fair value is deemed to be a credit loss. See Note 2 for further discussion of credit losses.

Interest on fixed-maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted using the effective interest method over the lives of the related fixed maturities, or to the earliest call date for securities purchased at a premium. Dividends on equity securities are included in earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the trade date.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for doubtful accounts of $3.1 million and $2.7 million at December 31, 2020 and 2019, respectively, and believes that all other amounts due are collectible.
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
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 39 years for the parking deck and building, 15 to 20 years for land improvements, 7 to 10 years for furniture and equipment, 3 to 7 years for electronic data processing hardware and software, and from 2 to 5 years for leasehold improvements, which is the shorter of the estimated useful life or the lease term.

Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2020	2019
	(in thousands)
Building	$31,675	$—
Parking deck	5,072	—
Land	3,068	—
Equipment	2,770	2,353
Software	4,815	2,356
Furniture and fixtures	1,731	1,025
Leasehold improvements	—	984
Land improvements	317	—
Construction in progress - corporate headquarters	—	19,789
	49,448	26,507
Accumulated depreciation	(3,262)	(3,873)
Total property and equipment, net	$46,186	$22,634

At December 31, 2019, construction in progress includes the purchased land and capitalized expenses related to the construction of the new corporate headquarters' building and parking deck. During 2020, the construction of the headquarters and parking deck was substantially completed and the related fixed assets were placed into service.
During 2020, the Company sold a portion of both the land and parking deck for approximately $6.5 million to a real estate developer for the development of an apartment building. At December 31, 2020, the Company received $5.0 million of the proceeds from the sale and is expected to receive the remaining $1.5 million upon completion of the apartment building. This receivable is included in "other assets" on the accompanying consolidated balance sheet.
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets, which arose from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2020, 2019, or 2018. In addition, as of December 31, 2020, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The

Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2020 and 2019 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
The following was considered in the estimation of fair value for each class of financial instruments for which it was practicable to estimate that value. The Company’s investment accounting vendor uses independent pricing vendors to estimate the fair value of fixed-maturity securities and the Company’s management reviews these prices for reasonableness. U.S. Treasury securities that have quoted prices in active markets are included in the amounts disclosed as Level 1. For other fixed-maturity securities, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these fixed-maturity securities are included in the amounts disclosed as Level 2. For those fixed-maturity securities where significant inputs are unobservable, Level 3 inputs, the Company's investment accounting vendor obtains valuations from pricing vendors using the market approach and income approach valuation techniques.
For equity securities, the Company’s investment accounting vendor uses prices from independent pricing vendors to estimate fair value. The fair value estimates of exchange traded funds are based on quoted prices in an active market and are disclosed as Level 1. The fair value estimates of preferred stock are based on observable market data and, as a result, are disclosed as Level 2.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. The update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale fixed-maturity securities must also be recorded through an allowance for credit losses. However, the amendments limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under previous U.S. GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify certain aspects of it.
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
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
On August 29, 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up and other up-front costs incurred in a cloud computing arrangement hosted by the vendor. The new guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The new guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement. Effective January 1, 2020, the Company adopted ASU 2018-15 using a modified-retrospective approach. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.
Prospective accounting pronouncements
ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The adoption of the guidance will not have a material effect on the Company’s consolidated financial statements.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$14,792	$(67)	$230,906
Corporate and other securities	294,854	21,840	(86)	316,608
Asset-backed securities	236,813	4,230	(382)	240,661
Commercial mortgage-backed securities	66,110	4,886	(27)	70,969
Residential mortgage-backed securities	217,859	4,938	(141)	222,656
Total fixed-maturity investments	$1,031,817	$50,686	$(703)	$1,081,800

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$110	$2	$—	$112
Obligations of states, municipalities and political subdivisions	166,312	7,542	(961)	172,893
Corporate and other securities	180,287	4,736	(255)	184,768
Asset-backed securities	141,123	1,272	(471)	141,924
Commercial mortgage-backed securities	54,627	1,658	(239)	56,046
Residential mortgage-backed securities	172,358	1,819	(388)	173,789
Total fixed-maturity investments	$714,817	$17,029	$(2,314)	$729,532

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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before recovery of its amortized cost, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income. Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 1 - Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information.
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$6,412	$(67)	$—	$—	$6,412	$(67)
Corporate and other securities	3,829	(86)	—	—	3,829	(86)
Asset-backed securities	57,750	(149)	23,825	(233)	81,575	(382)
Commercial mortgage-backed securities	4,971	(27)	—	—	4,971	(27)
Residential mortgage-backed securities	46,869	(129)	266	(12)	47,135	(141)
Total fixed-maturity investments	$119,831	$(458)	$24,091	$(245)	$143,922	$(703)

At December 31, 2020, the Company held 60 fixed-maturity securities with a total estimated fair value of $143.9 million and gross unrealized losses of $0.7 million. Of those securities, 12 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2020, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At December 31, 2020, 81.6% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses for the year ended December 31, 2020.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2020 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$15,545	$15,782
Due after one year through five years	107,150	115,390
Due after five years through ten years	156,958	169,711
Due after ten years	231,382	246,631
Asset-backed securities	236,813	240,661
Commercial mortgage-backed securities	66,110	70,969
Residential mortgage-backed securities	217,859	222,656
Total fixed maturities	$1,031,817	$1,081,800

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest:
Taxable bonds	$20,493	$14,853	$9,474
Municipal bonds (tax exempt)	3,618	3,692	4,298
Cash equivalents and short-term investments	262	842	1,017
Dividends on equity securities	3,512	2,136	2,014
Gross investment income	27,885	21,523	16,803
Investment expenses	(1,775)	(1,390)	(1,115)
Net investment income	$26,110	$20,133	$15,688

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Fixed-maturity securities:
Realized gains	$4,022	$567	$263
Realized losses	(383)	(79)	(17)
Net realized gains from fixed-maturity securities	3,639	488	246

Equity securities:
Realized gains	—	556	57
Realized losses	(119)	(688)	(22)
Net realized (losses) gains from equity securities	(119)	(132)	35

Short-term securities - realized gains	13	3	—
Net realized investment gains	$3,533	$359	$281

Change in net unrealized gains (losses) on investments
The change in net unrealized gains for fixed-maturity securities was $35.3 million and $18.7 million for the years ended December 31, 2020 and 2019, respectively. The change in net unrealized losses for fixed-maturity securities was $6.9 million for the year ended December 31, 2018.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.9 million on deposit with state regulatory authorities at both December 31, 2020 and 2019.

3.     Fair value measurements
Fair value is estimated for each class of financial instrument for which it was practical to estimate fair value. Fair value is defined as the price in the principal market that would be received for an asset or paid to transfer a liability to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.
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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasury and exchange traded funds are generally based on Level 1 inputs which use quoted prices in active markets for identical assets. For other fixed-maturity securities and preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2020 and 2019, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, by level within the fair value hierarchy.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$230,906	$—	$230,906
Corporate and other securities	—	316,608	—	316,608
Asset-backed securities	—	240,661	—	240,661
Commercial mortgage-backed securities	—	70,969	—	70,969
Residential mortgage-backed securities	—	222,656	—	222,656
Total fixed maturities	—	1,081,800	—	1,081,800

Equity securities:
Exchange traded funds	98,050	—	—	98,050
Nonredeemable preferred stock	—	31,612	—	31,612
Total equity securities	98,050	31,612	—	129,662
Total	$98,050	$1,113,412	$—	$1,211,462

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$112	$—	$—	$112
Obligations of states, municipalities and political subdivisions	—	172,893	—	172,893
Corporate and other securities	—	184,768	—	184,768
Asset-backed securities	—	141,924	—	141,924
Commercial mortgage-backed securities	—	56,046	—	56,046
Residential mortgage-backed securities	—	173,789	—	173,789
Total fixed maturities	112	729,420	—	729,532

Equity securities:
Exchange traded funds	54,463	—	—	54,463
Nonredeemable preferred stock	—	23,831	—	23,831
Total equity securities	54,463	23,831	—	78,294
Total	$54,575	$753,251	$—	$807,826

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019.
The carrying value of cash equivalents approximates its fair value at December 31, 2020 and 2019, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of December 31, 2020 and 2019. See Note 11 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of year	$23,564	$14,801	$11,775
Policy acquisition costs deferred:
Direct commissions	80,682	56,841	40,546
Ceding commissions	(18,879)	(12,373)	(11,239)
Other underwriting and policy acquisition costs	4,478	3,727	3,141
Policy acquisition costs deferred	66,281	48,195	32,448
Amortization of net policy acquisition costs	(57,933)	(39,432)	(29,422)
Balance, end of year	$31,912	$23,564	$14,801

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$69,922	$48,382	$36,885
Ceding commissions	(16,145)	(12,347)	(10,448)
Other operating expenses	40,519	34,182	26,988
Total	$94,296	$70,217	$53,425

Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $35.9 million, $27.8 million and $19.7 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, KCGI collects from or refunds to its subsidiaries the amount of taxes determined as if KCGI and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2017.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The purpose of the CARES Act is to provide emergency assistance and health care response for individuals, families, and businesses affected by the 2020 coronavirus pandemic. The CARES Act builds on and clarifies a number of changes in corporate tax law implemented by the Tax Cuts and Jobs Act. The CARES Act will not have a significant impact on the Company's consolidated financial statements.
Income tax expense includes the following components for the years ending December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current federal income tax expense	$11,378	$12,860	$9,923
Deferred federal income tax (benefit) expense	616	(125)	(3,230)
Income tax expense	$11,994	$12,735	$6,693

The Company paid $13.0 million, $11.6 million and $9.9 million in federal income taxes during the years ended December 31, 2020, 2019 and 2018, respectively. Current income taxes recoverable was $1.2 million at December 31, 2020, and included in "other assets" in the accompanying consolidated balance sheets. Current income taxes payable was $0.4 million at December 31, 2019, and included in "other liabilities" in the accompanying consolidated balance sheets.
The prevailing federal income tax rate was 21% in 2020, 2019 and 2018. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense at federal income tax rate	$21,087	$15,971	$8,501
Stock options exercised	(7,634)	(2,411)	(918)
Tax-exempt investment income	(565)	(577)	(672)
Restricted stock award vesting	(658)	(153)	—
Other	(236)	(95)	(218)
Total	$11,994	$12,735	$6,693

The significant components of the net deferred tax (liability) asset are summarized as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$11,736	$8,199
Unearned premiums	9,942	7,193
Organizational costs	128	162
Stock compensation	865	765
State operating loss carryforwards	3,833	1,497
Allowance for doubtful accounts	649	570
Other	126	256
Deferred tax assets before allowance	27,279	18,642
Less: valuation allowance	(3,491)	(1,592)
Total deferred tax assets	23,788	17,050

Deferred tax liabilities:
Unrealized gains on fixed-maturity securities	10,497	3,090
Unrealized gains on equity securities	6,552	2,995
Deferred policy acquisition costs, net of ceding commissions	6,701	4,949
Property and equipment	2,433	10
Intangible assets	743	743
Transition adjustment for loss reserve discount	1,281	1,537
Other	229	352
Total deferred tax liabilities	28,436	13,676
Net deferred tax (liability) asset	$(4,648)	$3,374

At December 31, 2020 and 2019, the Company had state net operating losses ("NOLs") of $80.9 million and $31.6 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2020 and 2019, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2020 and 2019, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.
The Company did not have any material uncertain tax positions in 2020 or 2019. Management is not aware of any events that would give rise to any uncertain tax positions.

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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2020	2019	2018
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$460,058	$369,152	$315,717
Less: reinsurance recoverable on unpaid losses	69,792	55,389	48,224
Adoption of new accounting standard for credit losses	(282)	—	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	390,548	313,763	267,493
Incurred losses and loss adjustment expenses:
Current year	277,140	178,986	135,078
Prior year	(13,338)	(9,423)	(7,037)
Total net losses and loss adjustment expenses incurred	263,802	169,563	128,041
Payments:
Current year	27,664	19,054	14,118
Prior year	74,403	74,006	67,653
Total payments	102,067	93,060	81,771
Net reserves for unpaid losses and loss adjustment expenses, end of year	552,283	390,266	313,763
Reinsurance recoverable on unpaid losses, net of allowance	83,730	69,792	55,389
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$636,013	$460,058	$369,152

During the year ended December 31, 2020, our net incurred losses for accident years 2019 and prior developed favorably by $13.3 million. This favorable development included $10.5 million for the 2019 accident year and $1.8 million for accident year 2018. This favorable development was primarily due to reported losses emerging at a lower level than expected, largely across the other liability and excess lines of business. Current year incurred losses and loss adjustment expenses for the year ended December 31, 2020 included $23.2 million of catastrophe losses primarily related to Hurricane Laura, Hurricane Sally and the California wildfires.
During the year ended December 31, 2019, our net incurred losses for accident years 2018 and prior developed favorably by $9.4 million. This favorable development included $13.0 million for the 2018 accident year and $1.6 million for the 2017 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, on the other liability and products liability lines of business. The favorable development was offset by adverse development of $5.2 million for the 2011 through 2015 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors to provide for emergence of reported losses over a longer period of time based on trends observed in loss experience, which added a modest amount of conservatism to the Company’s IBNR reserves.
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
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2011 to December 31, 2019, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2020
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2016	$4,177	$3,392	$3,301	$3,278	$3,270	$—	286
2017		12,473	11,705	11,676	11,631	19	1,041
2018			11,559	12,004	12,698	88	649
2019				14,914	13,909	430	636
2020					40,612	7,139	2,189
				Total	$82,120

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020
	($ in thousands)
2016	$1,867	$3,257	$3,265	$3,265	$3,270
2017		9,938	11,233	11,602	11,608
2018			9,132	11,646	12,599
2019				9,852	12,581
2020					19,897
				Total	59,955
		All outstanding liabilities before 2016, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$22,165
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2020:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	66.9%	23.3%	3.6%	—%	0.2%
Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2011	$4,246	$3,844	$3,646	$3,609	$3,560	$3,374	$3,261	$3,225	$3,206	$3,177	$73	76
2012		7,913	5,749	4,205	3,102	2,845	2,477	2,314	2,207	2,136	190	138
2013			15,238	11,639	9,113	7,917	7,002	6,463	6,128	6,087	465	228
2014				18,847	14,289	11,748	11,217	10,948	10,988	10,620	824	273
2015					18,883	16,777	14,896	13,583	13,942	13,548	1,378	258
2016						19,170	14,693	14,675	14,322	13,583	2,116	310
2017							18,116	17,097	16,120	15,794	3,703	369
2018								22,429	20,234	18,612	7,275	458
2019									34,693	29,056	17,500	538
2020										55,630	48,966	738
									Total	$168,243

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020

2011	$139	$1,037	$1,392	$2,116	$3,044	$3,042	$3,042	$3,065	$3,104	$3,104
2012		153	475	877	1,024	1,090	1,882	1,946	1,946	1,946
2013			499	1,915	4,436	5,070	5,320	5,439	5,482	5,612
2014				435	1,865	5,039	6,385	8,290	9,415	9,491
2015					217	4,496	7,563	9,238	11,372	11,522
2016						1,158	3,015	6,907	9,839	11,381
2017							340	4,897	8,252	10,484
2018								507	5,030	8,931
2019									2,487	6,005
2020										1,002
									Total	69,478
	All outstanding liabilities before 2011, net of reinsurance									9
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$98,774
Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2011	$5,839	$5,940	$5,757	$7,340	$7,613	$8,142	$8,375	$9,023	$9,379	$9,318	$360	227
2012		16,977	17,436	18,803	20,401	20,579	22,001	22,401	23,223	23,197	1,288	586
2013			30,616	28,771	28,037	29,039	31,731	33,248	33,973	33,128	2,978	856
2014				47,805	40,668	38,049	36,678	39,313	41,859	42,434	5,843	1,196
2015					59,717	51,739	49,122	52,100	54,697	54,090	9,323	1,496
2016						61,440	55,680	53,549	55,534	57,401	13,928	1,434
2017							71,126	67,151	68,985	70,641	24,096	1,632
2018								86,157	78,331	78,386	44,307	1,606
2019									112,266	109,994	81,322	1,644
2020										154,619	146,945	1,076
									Total	$633,208

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020

2011	$207	$1,596	$2,519	$3,788	$4,575	$6,363	$6,868	$8,510	$8,693	$8,745
2012		757	4,441	7,850	11,238	14,382	16,474	19,383	20,707	21,408
2013			1,099	4,469	7,957	14,890	21,348	26,715	28,248	29,610
2014				698	3,081	8,489	17,576	23,771	31,026	34,338
2015					941	3,161	12,685	28,385	37,690	41,724
2016						1,099	6,015	17,225	28,924	34,437
2017							1,581	9,352	22,407	37,736
2018								2,638	10,995	22,860
2019									3,944	16,687
2020										2,400
									Total	249,945
			All outstanding liabilities before 2011, net of reinsurance							46
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$383,309

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	4.9%	21.2%	24.3%	14.4%	13.6%	10.1%	1.1%	1.0%	0.6%	—%
Casualty - occurrence	2.5%	10.3%	14.8%	20.2%	13.8%	13.8%	7.6%	9.1%	2.5%	0.6%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2020
Net outstanding liabilities
Property	$22,165
Casualty - claims made	98,774
Casualty - occurrence	383,309
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	504,248

Reinsurance recoverable on unpaid claims
Property	10,800
Casualty - claims made	61,100
Casualty - occurrence	11,830
Total reinsurance recoverable on unpaid claims	83,730
Unallocated claims adjustment expenses	48,035
Gross liability for unpaid claims and claim adjustment expense	$636,013

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Written:
Direct	$552,814	$389,569	$275,538
Assumed	—	125	—
Ceded	(74,595)	(47,633)	(39,924)
Net written	$478,219	$342,061	$235,614

Earned:
Direct	$479,181	$330,464	$250,397
Assumed	21	104	—
Ceded	(66,448)	(47,587)	(37,709)
Net earned	$412,754	$282,981	$212,688

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $42.0 million, $27.2 million and $25.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables on paid losses	$9,485	$2,782
Reinsurance recoverables on unpaid losses	83,730	69,792
Reinsurance recoverables	$93,215	$72,574

Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance receivables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. After adoption of ASU 2016-13, the Company recorded an allowance for doubtful accounts of $0.3 million related to its reinsurance balances at December 31, 2020; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges. See Note 1 - Recently adopted accounting pronouncements - ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) for additional information. The Company did not record an allowance for doubtful accounts related to its reinsurance balances at December 31, 2019 and believed this was appropriate after consideration of all currently available information.

At December 31, 2020, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $26.3 million, $19.7 million, $11.9 million, $8.6 million and $6.5 million, representing 78.4% of the total balance.
At December 31, 2020, prepaid reinsurance premiums ceded to five reinsurers were $6.1 million, $4.0 million, $2.7 million, $2.4 million and $2.3 million, representing 71.8% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2020 or 2019.
Public Offerings
On August 7, 2020, the Company completed an underwritten public offering and sold and issued 310,500 shares of its common stock at a price of $190.00 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds of $56.7 million. The proceeds from the public offering were used for general corporate purposes, including to fund organic growth.
On August 12, 2019, the Company completed an underwritten public offering and sold and issued 741,750 shares of its common stock at a price of $93.00 per share. After deducting underwriter discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $65.9 million.
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
The Company recognized total equity-based compensation expense of $3.6 million, $2.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the initial public offering price of $16.00 per share. The options have a maximum contractual term of 10 years and vested in 4 equal annual installments following the date of the grant. The weighted average grant date fair value of options granted during 2016 was $2.71 per share.
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

A summary of option activity as of December 31, 2020, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	614,345	$16.00
Granted	—	—
Forfeited	(234)	16.00
Exercised	(226,373)	16.00
Outstanding at December 31, 2020	387,738	$16.00	5.6	$71,394
Exercisable at December 31, 2020	387,738	$16.00	5.6	$71,394

The total intrinsic value of options exercised was $37.0 million during the year ended December 31, 2020 and $11.9 million during the year ended December 31, 2019.
Restricted Stock Awards
During 2020, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	122,723	$67.01
Granted	42,694	$147.45
Vested	(41,010)	$63.86
Forfeited	(16,015)	$83.79
Nonvested outstanding at the end of the period	108,392	$97.40

Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2020, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 11,966.
The weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2020, 2019, and 2018 was $147.45, $80.59 and $52.99, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2020 and 2019 was $5.8 million and $2.1 million, respectively. There were no restricted stock awards that vested during the year ended December 31, 2018. As of December 31, 2020, the Company had $8.3 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.8 years.

Subsequent Events
The Board of Directors granted 3,200 restricted stock awards on January 1, 2021 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock awards had a fair value on the date of grant of $200.13 per share and will vest on a straight-line basis over a 1 year period.
On February 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend is payable on March 12, 2021 to all stockholders of record on February 26, 2021.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net income	$88,419	$63,316	$33,787

Weighted average common shares outstanding - basic	22,319	21,528	21,090
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	469	570	591
Restricted stock awards	64	38	4
Total dilutive effect of shares issued under stock compensation arrangements	533	608	595
Weighted average common shares outstanding - diluted	22,852	22,136	21,685

Earnings per common share:
Basic	$3.96	$2.94	$1.60
Diluted	$3.87	$2.86	$1.56

There were 35 thousand, 54 thousand and 86 thousand anti-dilutive stock awards for the years ended December 31, 2020, 2019 and 2018, respectively.
Basic earnings per share was computed by dividing the earnings attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was computed by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, including potentially dilutive shares of common stock for the period determined using the treasury stock method.

11.     Credit agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of the Company’s new headquarters but may also be used for working capital and general corporate purposes.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of

0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. During the year ended December 31, 2020, the Company drew down $25.7 million on its Credit Facility. As of December 31, 2020, there was $42.6 million outstanding under the Credit Facility, net of debt issuance cost of $0.4 million, with a weighted average interest rate of 1.98%. For the year ended December 31, 2020, total interest expense under the Credit Facility was $1.0 million, of which $0.8 million was capitalized as part of the real estate project under construction. See Note 1 for further details. Interest paid was $0.8 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. There were no credit agreements outstanding at December 31, 2018.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.

12.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $1.7 million, $1.3 million and $1.0 million in 2020, 2019 and 2018, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2020	2019	2018
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes:	$37,387	$19,190	$(6,664)
Income tax (expense) benefit	(7,851)	(4,029)	1,399
Unrealized gains (losses) arising during the period, net of income taxes	29,536	15,161	(5,265)
Less reclassification adjustment:
Net realized investment gains on available-for-sale investments	2,119	489	258
Income tax benefit	(445)	(102)	(54)
Reclassification adjustment included in net income	1,674	387	204
Other comprehensive income (loss)	$27,862	$14,774	$(5,469)

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

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Commercial:
Construction	$87,206	$71,035	$50,879
Small business	83,289	63,181	44,368
Excess casualty	76,715	51,225	37,398
Commercial property	51,789	29,115	9,166
Product liability	38,306	26,333	20,049
Allied health	37,562	23,962	16,815
Life sciences	31,027	17,821	14,505
General casualty	29,205	23,279	17,625
Professional liability	27,051	20,029	16,717
Management liability	24,061	14,820	8,161
Energy	16,985	15,371	15,586
Environmental	8,568	5,179	2,205
Health care	7,666	5,963	5,725
Inland marine	6,910	3,467	2,046
Public entity	3,007	580	1,193
Commercial insurance	1,757	1,674	1,096
Total commercial	531,104	373,034	263,534
Personal:
Personal insurance	21,710	16,660	12,004
Total	$552,814	$389,694	$275,538

Construction underwrites commercial general liability coverage on contractors focusing on new residential construction, residential remodeling and renovation and commercial construction.
Small business underwrites commercial general liability on smaller risks with an emphasis on artisan contractors and premises related exposures.
Excess casualty underwrites excess liability over risks that would fit within the general casualty, construction, products liability and small business divisions. Coverage is written over the Company's primary liability policies as well as those of other insurers. This division also writes excess liability over primary commercial auto liability policies written by other carriers.
Commercial property underwrites first-party coverage on manufacturing facilities, government and municipal buildings, professional buildings, offices and general commercial properties, vacant properties, as well as entertainment and retail facilities.
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

Professional liability underwrites small-to-medium sized non-medical professional liability risks. The classes of risks include accountants, architects and engineers, financial planners, insurance agents, lawyers, realtors, and certain other professions.
Management liability underwrites directors and officers liability, employment practices liability and fiduciary liability coverage on a variety of commercial and government risks.
Energy underwrites commercial general liability, pollution liability, professional liability and excess liability on enterprises engaged in the business of energy production or distribution or mining including drillers, lease operators, contractors, product manufacturers and alternative energy.
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
Commercial insurance underwrites commercial general liability on small accounts, through the Company's wholly-owned broker, Aspera.
Personal insurance writes homeowners coverage on manufactured homes with a catastrophe exposure due to coastal location.
The Company does business with three unaffiliated insurance brokers that generated $72.1 million, $63.8 million and $56.5 million of gross written premiums for the year ended December 31, 2020, representing 13.0%, 11.5% and 10.2% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2020.

16. Statutory financial information
Kinsale Insurance maintains its accounts in conformity with accounting practices prescribed or permitted by state regulatory authorities that vary in certain respects from U.S. GAAP. In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory nonadmitted assets and the inclusion of net unrealized gains or losses relating to fixed maturities in stockholders’ equity. The Company does not use any permitted practices that are different from prescribed statutory accounting practices.
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2020, 2019, and 2018 and for the years then ended are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Statutory net income	$54,338	$40,917	$34,206
Statutory capital and surplus	$476,066	$348,811	$233,500

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2020 and 2019, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.

Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2021 without prior approval is $51.8 million.

17. Unaudited selected quarterly financial data
The following is a summary of the unaudited quarterly results of operations:

	2020 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$124,036	$134,091	$144,777	$149,910
Total revenues	80,346	117,707	122,501	139,332
Net income	5,086	30,262	14,890	38,181
Comprehensive (loss) income	(4,137)	57,270	21,444	41,704
Earnings per share - basic	$0.23	$1.37	$0.66	$1.69
Earnings per share - diluted	$0.22	$1.33	$0.65	$1.65

	2019 Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Gross written premiums	$84,626	$94,947	$97,984	$112,137
Total revenues	72,185	72,572	78,327	92,804
Net income	18,720	13,767	12,976	17,853
Comprehensive income	25,500	20,322	16,218	16,050
Earnings per share - basic	$0.88	$0.65	$0.60	$0.81
Earnings per share - diluted	$0.86	$0.63	$0.58	$0.79

Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$230,906	$230,906
Corporate and other securities	294,854	316,608	316,608
Asset-backed securities	236,813	240,661	240,661
Commercial mortgage-backed securities	66,110	70,969	70,969
Residential mortgage-backed securities	217,859	222,656	222,656
Total fixed maturities	1,031,817	1,081,800	1,081,800

Equity securities:
Exchange traded funds	68,032	98,050	98,050
Nonredeemable preferred stock	30,726	31,612	31,612
Total equity securities	98,758	129,662	129,662
Total investments	$1,130,575	$1,211,462	$1,211,462

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2020	2019
	(in thousands)
Assets
Cash and cash equivalents	$8,395	$14,726
Due from subsidiaries	7,792	16,836
Investment in subsidiaries	600,931	391,071
Deferred income tax asset, net	587	519
Income taxes recoverable	1,177	—
Other assets	290	208
Total assets	$619,172	$423,360

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$302	$260
Income taxes payable	—	434
Credit facility	42,570	16,744
Other liabilities	62	42
Total liabilities	42,934	17,480

Stockholders’ equity:
Common stock	228	222
Additional paid-in capital	291,315	229,229
Retained earnings	243,315	162,911
Accumulated other comprehensive income	41,380	13,518
Stockholders’ equity	576,238	405,880
Total liabilities and stockholders’ equity	$619,172	$423,360

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues:
Management fees from subsidiaries	$5,709	$4,502	$3,215
Total revenues	5,709	4,502	3,215

Expenses:
Other operating expenses	6,624	5,215	4,055
Other expenses	1,332	—	—
Total expenses	7,956	5,215	4,055

Loss before income taxes	(2,247)	(713)	(840)
Income tax benefit	(8,779)	(2,714)	(1,158)
Income before equity in net income of subsidiaries	6,532	2,001	318
Equity in net income of subsidiaries	81,887	61,315	33,469
Net income	88,419	63,316	33,787

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	27,862	14,774	(5,469)
Total comprehensive income	$116,281	$78,090	$28,318

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net income	$88,419	$63,316	$33,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(68)	(150)	(170)
Stock compensation expense	3,575	2,742	1,597
Equity in undistributed earnings of subsidiaries	(81,887)	(61,315)	(33,469)
Changes in operating assets and liabilities	7,520	(14,247)	(633)
Dividends received from subsidiary	—	5,000	11,500
Net cash provided by (used in) operating activities	17,559	(4,654)	12,612

Investing activities
Contributions to subsidiary	(100,034)	(68,391)	—
Net cash used in investing activities	(100,034)	(68,391)	—

Financing activities
Common stock issued, net of transaction costs	56,698	65,879	—
Common stock issued, stock options exercised	3,622	2,750	1,808
Payroll taxes withheld and remitted on share-based payments	(1,803)	(617)	—
Dividends paid	(8,073)	(6,929)	(5,906)
Proceeds from credit facility	25,700	17,300	—
Debt issuance costs	—	(628)	—
Net cash provided by (used in) financing activities	76,144	77,755	(4,098)
Net change in cash and cash equivalents	(6,331)	4,710	8,514
Cash and cash equivalents at beginning of year	14,726	10,016	1,502
Cash and cash equivalents at end of year	$8,395	$14,726	$10,016

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

KINSALE CAPITAL GROUP, INC.
Condensed Financial Information of Registrant
Notes to Condensed Financial Information
(Parent Company Only)
1. Accounting policies
Organization
Kinsale Capital Group, Inc. (the "Company"), a Delaware domiciled insurance holding company, was formed on June 3, 2009 for the purpose of acquiring and managing insurance entities.
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
Estimates and assumptions
Preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Credit agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of the Company’s new headquarters but may also be used for working capital and general corporate purposes.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. During the year ended December 31, 2020, the Company drew down $25.7 million on its Credit Facility. As of December 31, 2020, there was $42.6 million outstanding under the Credit Facility, net of debt issuance cost of $0.4 million, with a weighted average interest rate of 1.98%. For the year ended December 31, 2020, total interest expense under the Credit Facility was $1.0 million, of which $0.8 million was capitalized as part of the real estate project under construction. Interest paid was $0.8 million and $0.1 million for the years ending December 31, 2020 and 2019, respectively. There were no credit agreements outstanding at December 31, 2018.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2020, the Company was in compliance with all of its financial covenants under the Credit Facility.

Dividends from subsidiary
Cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company, were $5.0 million for the year ended December 31, 2019, and $11.5 million for the year ended December 31, 2018. There were no cash dividends paid by the insurance subsidiary for the year ended December 31, 2020.
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

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period (1)	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2020:
Allowance for premiums receivable	$2,345	$1,240	$498	$3,087
Valuation allowance for deferred tax assets	1,592	1,899	—	3,491
Allowance for reinsurance recoverables	282	—	—	282

Year Ended December 31, 2019:
Allowance for premiums receivable	2,615	835	745	2,705
Valuation allowance for deferred tax assets	780	812	—	1,592

Year Ended December 31, 2018:
Allowance for premiums receivable	2,112	663	160	2,615
Valuation allowance for deferred tax assets	690	90	—	780

See accompanying Report of Independent Registered Public Accounting Firm.
(1) For the year ended December 31, 2020, the balance at the beginning of period included a reduction of $0.4 million to the allowance for premiums receivable and the establishment of an allowance for reinsurance recoverables of $0.3 million, each of which related to the adoption of the new accounting standard for credit losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2020 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020)
10.1+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
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

21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	February 25, 2021
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2021
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	February 25, 2021

/s/ Teresa P. Chia
Teresa P. Chia	Director	February 25, 2021

/s/ Robert V. Hatcher, III
Robert V. Hatcher, III	Director	February 25, 2021

/s/ Anne C. Kronenberg
Anne C. Kronenberg	Director	February 25, 2021

/s/ Robert Lippincott III
Robert Lippincott III	Director	February 25, 2021

/s/ James J. Ritchie
James J. Ritchie	Director	February 25, 2021

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	February 25, 2021

/s/ Gregory M. Share
Gregory M. Share	Director	February 25, 2021