Form 10-Q
period 2021-03-31
Kinsale Capital Group, Inc.
filed 2021-04-29
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 23, 2021: 22,812,216

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
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,074,618 – 2021; $1,031,817 – 2020)	$1,099,763	$1,081,800
Equity securities, at fair value (cost: $102,041 – 2021; $98,758 – 2020)	140,036	129,662
Total investments	1,239,799	1,211,462
Cash and cash equivalents	132,535	77,093
Investment income due and accrued	6,639	6,637
Premiums receivable, net	55,212	48,641
Reinsurance recoverables	96,191	93,215
Ceded unearned premiums	26,854	24,265
Deferred policy acquisition costs, net of ceding commissions	34,741	31,912
Intangible assets	3,538	3,538
Deferred income tax asset, net	608	—
Other assets	49,221	50,133
Total assets	$1,645,338	$1,546,896

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$688,773	$636,013
Unearned premiums	284,832	260,986
Payable to reinsurers	15,010	12,672
Accounts payable and accrued expenses	6,502	13,651
Credit facility	42,601	42,570
Deferred income tax liability, net	—	4,648
Other liabilities	20,054	118
Total liabilities	1,057,772	970,658

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,811,929 and 22,757,251 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	228	228
Additional paid-in capital	292,690	291,315
Retained earnings	272,890	243,315
Accumulated other comprehensive income	21,758	41,380
Total stockholders’ equity	587,566	576,238
Total liabilities and stockholders’ equity	$1,645,338	$1,546,896

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Revenues:
Gross written premiums	$168,876	$124,036
Ceded written premiums	(24,578)	(15,983)
Net written premiums	144,298	108,053
Change in unearned premiums	(21,257)	(18,292)
Net earned premiums	123,041	89,761
Net investment income	6,942	5,960
Change in the fair value of equity securities	7,091	(16,161)
Net realized investment gains	1,198	776
Other income	11	10
Total revenues	138,283	80,346

Expenses:
Losses and loss adjustment expenses	70,260	53,733
Underwriting, acquisition and insurance expenses	28,136	21,583
Other expenses	448	—
Total expenses	98,844	75,316
Income before income taxes	39,439	5,030
Total income tax expense (benefit)	7,360	(56)
Net income	32,079	5,086
Other comprehensive income (loss):
Change in net unrealized gains on available-for-sale investments, net of taxes	(19,622)	(9,223)
Total comprehensive income (loss)	$12,457	$(4,137)

Earnings per share:
Basic	$1.42	$0.23
Diluted	$1.39	$0.22

Weighted-average shares outstanding:
Basic	22,665	22,109
Diluted	23,069	22,678

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	$228	$292,690	$272,890	$21,758	$587,566

Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	$223	$230,742	$166,074	$4,295	$401,334

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities:
Net cash provided by operating activities	$91,322	$59,683

Investing activities:
Purchase of property and equipment	(1,282)	(9,264)
Sale of property and equipment	—	4,999
Purchases – fixed-maturity securities	(105,010)	(146,963)
Purchases – equity securities	(3,282)	(13,443)
Sales – fixed-maturity securities	30,797	31,641
Maturities and calls – fixed-maturity securities	45,053	19,482
Net cash used in investing activities	(33,724)	(113,548)

Financing activities:
Proceeds from credit facility	—	7,300
Proceeds from stock options exercised	339	702
Dividends paid	(2,495)	(1,991)
Net cash (used in) provided by financing activities	(2,156)	6,011
Net change in cash and cash equivalents	55,442	(47,854)
Cash and cash equivalents at beginning of year	77,093	100,408
Cash and cash equivalents at end of period	$132,535	$52,554
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. For a more complete description of Kinsale Capital Group, Inc. and its wholly owned subsidiaries' (the "Company") business and accounting policies, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Recently adopted accounting pronouncements
Accounting Standard Update ("ASU") 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. Effective January 1, 2021, the Company adopted ASU 2019-12, which did not have a material impact on the Company's condensed consolidated financial statements.
There are no prospective accounting standards which, upon their effective date, would have a material impact on the Company's condensed consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$205,744	$10,349	$(1,730)	$214,363
Corporate and other securities	333,572	12,682	(3,428)	342,826
Asset-backed securities	255,544	3,951	(70)	259,425
Commercial mortgage-backed securities	62,519	2,537	(230)	64,826
Residential mortgage-backed securities	217,239	3,562	(2,478)	218,323
Total fixed-maturity investments	$1,074,618	$33,081	$(7,936)	$1,099,763

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$14,792	$(67)	$230,906
Corporate and other securities	294,854	21,840	(86)	316,608
Asset-backed securities	236,813	4,230	(382)	240,661
Commercial mortgage-backed securities	66,110	4,886	(27)	70,969
Residential mortgage-backed securities	217,859	4,938	(141)	222,656
Total fixed-maturity investments	$1,031,817	$50,686	$(703)	$1,081,800

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
For fixed-maturity securities, the Company also considers whether it intends to sell the security or, if it is more likely than not that it will be required to sell the security before recovery, and its ability to recover all amounts outstanding when contractually due. When assessing whether it intends to sell a fixed-maturity security or, if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing.

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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$38,432	$(1,730)	$—	$—	$38,432	$(1,730)
Corporate and other securities	114,920	(3,428)	—	—	114,920	(3,428)
Asset-backed securities	25,069	(16)	17,373	(54)	42,442	(70)
Commercial mortgage-backed securities	9,556	(230)	—	—	9,556	(230)
Residential mortgage-backed securities	113,150	(2,423)	5,543	(55)	118,693	(2,478)
Total fixed-maturity investments	$301,127	$(7,827)	$22,916	$(109)	$324,043	$(7,936)

At March 31, 2021, the Company held 167 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $324.0 million and gross unrealized losses of $7.9 million. Of these securities, 11 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2021, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2021, 78.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the three months ended March 31, 2021, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2021 are summarized, by contractual maturity, as follows:

	March 31, 2021
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$11,278	$11,466
Due after one year through five years	124,996	131,847
Due after five years through ten years	171,090	177,032
Due after ten years	231,952	236,844
Asset-backed securities	255,544	259,425
Commercial mortgage-backed securities	62,519	64,826
Residential mortgage-backed securities	217,239	218,323
Total fixed-maturity securities	$1,074,618	$1,099,763

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest:
Taxable bonds	$5,729	$4,611
Tax exempt municipal bonds	885	915
Cash equivalents and short-term investments	1	250
Dividends on equity securities	869	575
Gross investment income	7,484	6,351
Investment expenses	(542)	(391)
Net investment income	$6,942	$5,960

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,199	$787
Realized losses	(1)	(23)
Net realized gains from fixed-maturity securities	1,198	764
Realized gains from the sales of short-term investments	—	12
Net realized investment gains	$1,198	$776

Change in net unrealized gains on fixed-maturity securities
For the three months ended March 31, 2021 and 2020, the changes in net unrealized gains for fixed-maturity securities were decreases of $24.8 million and $11.7 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.8 million and $6.9 million on deposit with state regulatory authorities at March 31, 2021 and December 31, 2020, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $13.6 million at March 31, 2021. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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
Management performs several procedures to ascertain the reasonableness of investment values included in the condensed consolidated financial statements, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$214,363	$—	$214,363
Corporate and other securities	—	342,826	—	342,826
Asset-backed securities	—	259,425	—	259,425
Commercial mortgage-backed securities	—	64,826	—	64,826
Residential mortgage-backed securities	—	218,323	—	218,323
Total fixed-maturity securities	—	1,099,763	—	1,099,763

Equity securities:
Exchange traded funds	106,014	—	—	106,014
Nonredeemable preferred stock	—	34,022	—	34,022
Total equity securities	106,014	34,022	—	140,036
Total	$106,014	$1,133,785	$—	$1,239,799

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$230,906	$—	$230,906
Corporate and other securities	—	316,608	—	316,608
Asset-backed securities	—	240,661	—	240,661
Commercial mortgage-backed securities	—	70,969	—	70,969
Residential mortgage-backed securities	—	222,656	—	222,656
Total fixed-maturity securities	—	1,081,800	—	1,081,800

Equity securities:
Exchange traded funds	98,050	—	—	98,050
Nonredeemable preferred stock	—	31,612	—	31,612
Total equity securities	98,050	31,612	—	129,662
Total	$98,050	$1,113,412	$—	$1,211,462

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

The carrying value of cash equivalents approximates its fair value at March 31, 2021 and December 31, 2020, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of March 31, 2021 and December 31, 2020. See Note 12 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$31,912	$23,564
Policy acquisition costs deferred:
Direct commissions	24,650	18,078
Ceding commissions	(6,204)	(3,872)
Other underwriting and policy acquisition costs	1,368	1,187
Policy acquisition costs deferred	19,814	15,393
Amortization of net policy acquisition costs	(16,985)	(12,952)
Balance, end of period	$34,741	$26,005

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income (loss).

5.     Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Building	$31,770	$31,675
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	2,861	2,770
Software	5,393	4,815
Furniture and fixtures	1,778	1,731
Land improvements	317	317
Construction in progress - corporate headquarters	253	—
	50,512	49,448
Accumulated depreciation	(3,763)	(3,262)
Total property and equipment, net	$46,749	$46,186

During the first quarter of 2020, the Company sold a portion of both its land and parking deck for approximately $6.5 million to a real estate developer for the development of an apartment building. As of March 31, 2021, the Company had received $5.0 million of the proceeds from the sale and is expected to receive the remaining $1.5 million upon completion of the apartment building. This receivable is included in "other assets" on the accompanying consolidated balance sheet.

6.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$21,165	$15,142
Ceding commissions	(5,355)	(3,183)
Other operating expenses	12,326	9,624
Total	$28,136	$21,583

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $11.3 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Awards
During the three months ended March 31, 2021, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2021 is as follows:

	For the Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	108,392	$97.40
Granted	35,870	$185.00
Vested	(4,428)	$101.66
Forfeited	(2,406)	$148.60
Non-vested outstanding at the end of the period	137,428	$119.22

The weighted average grant-date fair value of the Company's restricted stock awards granted during the three months ended March 31, 2021 and 2020 was $185.00 and $101.66, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2021 and 2020 was $0.9 million and $0.7 million, respectively. As of March 31, 2021, the Company had $13.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.1 years.
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
A summary of option activity as of March 31, 2021, and changes during the period then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	387,738	$16.00
Granted	—	—
Forfeited	—	16.00
Exercised	(21,214)	16.00
Outstanding at March 31, 2021	366,524	$16.00	5.3	$54,539
Exercisable at March 31, 2021	366,524	$16.00	5.3	$54,539

The total intrinsic value of options exercised was $3.6 million and $4.6 million during the three months ended March 31, 2021 and 2020, respectively.

8.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Net income	$32,079	$5,086

Weighted average common shares outstanding - basic	22,665	22,109
Effect of potential dilutive securities:
Conversion of stock options	343	508
Conversion of restricted stock	61	61
Weighted average common shares outstanding - diluted	23,069	22,678

Earnings per common share:
Basic	$1.42	$0.23
Diluted	$1.39	$0.22

There were 33 thousand anti-dilutive stock awards for the three months ended March 31, 2021. There were no anti-dilutive stock awards for the three months ended March 31, 2020.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 18.7% and (1.1)% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income. For the three months ended March 31, 2020, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock options exercised and tax-exempt investment income in relation to pretax income. Pretax income was lower in the first quarter of 2020 from the decrease in the fair value of the Company's equity investment portfolio.

10.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2021	2020
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$636,013	$460,058
Less: reinsurance recoverable on unpaid losses	83,730	69,792
Adoption of accounting standard for credit losses	—	(282)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	552,283	390,548
Incurred losses and loss adjustment expenses:
Current year	77,333	56,742
Prior years	(7,073)	(3,009)
Total net losses and loss adjustment expenses incurred	70,260	53,733

Payments:
Current year	1,018	777
Prior years	27,571	21,270
Total payments	28,589	22,047
Net reserves for unpaid losses and loss adjustment expenses, end of period	593,954	422,234
Reinsurance recoverable on unpaid losses	94,819	69,099
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$688,773	$491,333

During the three months ended March 31, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $7.1 million. The favorable development was primarily attributable to the 2020 accident year of $9.5 million, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.
During the three months ended March 31, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $3.0 million across substantially all accident years, which resulted from reported losses emerging at a lower level than expected across most statutory lines of business.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Premiums written:
Direct	$168,876	$124,036
Assumed	—	—
Ceded	(24,578)	(15,983)
Net written	$144,298	$108,053

Premiums earned:
Direct	$145,031	$103,734
Assumed	—	15
Ceded	(21,990)	(13,988)
Net earned	$123,041	$89,761

The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$12,501	$6,452

The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables on paid losses	$1,372	$9,485
Reinsurance recoverables on unpaid losses	94,819	83,730
Reinsurance recoverables	$96,191	$93,215

12.     Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility was used to fund construction of the Company’s new headquarters but may also be used for working capital and general corporate purposes.

Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of March 31, 2021, there was $42.6 million outstanding under the Credit Facility, net of debt issuance cost of $0.4 million, with a weighted average interest rate of 1.95%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of March 31, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other comprehensive loss
The following table summarizes the components of other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Unrealized losses on fixed-maturity securities arising during the period, before income taxes	$(23,650)	$(10,911)
Income tax benefit	4,966	2,291
Unrealized losses arising during the period, net of income taxes	(18,684)	(8,620)
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	1,188	764
Income tax expense	(250)	(161)
Reclassification adjustment included in net income, net of income taxes	938	603
Other comprehensive loss	$(19,622)	$(9,223)

The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income (loss) to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2020. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2021, the percentage breakdown of our gross written premiums was 87% casualty and 13% property. Our underwriting divisions include construction, small business, excess casualty, commercial property, allied health, product liability, professional liability, life sciences, general casualty, management liability, energy, health care, environmental, public entity, inland marine, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4% of our gross written premiums in the first three months of 2021, and is included within our personal insurance division.
COVID-19
We have been closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio.
To date, management has not seen a significant decrease in the growth rate of its gross written premiums since the beginning of the COVID-19 pandemic and the related pressure in certain sectors of the U.S. economy. Over the past few years, including a time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market and management expects premium growth to continue throughout the remainder of 2021.
With respect to reported claims, Kinsale does not write lines of business with heightened exposure to COVID-19 related claims. Specifically, Kinsale does not write event cancellation, mortgage insurance, trade credit or surety, workers' compensation or reinsurance business. Lines of business written by Kinsale that could be subject to COVID-19 related claims include general liability, management liability, healthcare-related professional liability and commercial property. In each case, policy terms and conditions would be expected to preclude coverage for virus-related claims. Although management cannot definitively determine the ultimate impact of COVID-19 and related economic conditions at this time, management has not experienced any material adverse effect on Kinsale’s loss ratios due to COVID-19 related claims.
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
Net realized investment gains (losses)
Net realized investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost, as well as any credit impairments recognized in earnings.
Income tax expense
Currently substantially all of our income tax expense relates to federal income taxes. Our insurance subsidiary, Kinsale Insurance Company, is not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes, but have not generated any material taxable income to date. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
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
Operating return on equity is a non-GAAP financial measure. We define operating return on equity as net operating earnings expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net retention ratio is the ratio of net written premiums to gross written premiums.
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending book value of those investments during the period.

Three months ended March 31, 2021 compared to three months ended March 31, 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$168,876	$124,036	$44,840	36.2%
Ceded written premiums	(24,578)	(15,983)	(8,595)	53.8%
Net written premiums	$144,298	$108,053	$36,245	33.5%

Net earned premiums	$123,041	$89,761	$33,280	37.1%
Losses and loss adjustment expenses	70,260	53,733	16,527	30.8%
Underwriting, acquisition and insurance expenses	28,136	21,583	6,553	30.4%
Underwriting income (1)	24,645	14,445	10,200	70.6%
Net investment income	6,942	5,960	982	16.5%
Change in fair value of equity securities	7,091	(16,161)	23,252	NM
Net realized investment gains	1,198	776	422	NM
Other (expense) income, net	(437)	10	(447)	NM
Income before taxes	39,439	5,030	34,409	684.1%
Income tax expense (benefit)	7,360	(56)	7,416	NM
Net income	$32,079	$5,086	$26,993	530.7%

Net operating earnings (2)	$25,531	$17,240	$8,291	48.1%

Loss ratio	57.1%	59.9%
Expense ratio	22.9%	24.0%
Combined ratio	80.0%	83.9%

Annualized return on equity	22.1%	5.0%
Annualized operating return on equity(2)	17.6%	17.1%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and annualized operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the net change in the fair value of equity securities, after taxes, and net realized investment gains and losses, after taxes. Annualized operating return on equity is defined as net operating earnings expressed on an annualized basis as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Net income was $32.1 million for the three months ended March 31, 2021 compared to $5.1 million for the three months ended March 31, 2020, an increase of 530.7%. The increase in net income for the first three months of 2021 over the same period last year was primarily due to a number of factors including growth in the business from favorable market conditions and continued rate increases, higher returns on equity investments as a result of a rebound in the financial markets and higher net favorable development of loss reserves from prior accident years.

Underwriting income was $24.6 million for the three months ended March 31, 2021 compared to $14.4 million for the three months ended March 31, 2020, an increase of 70.6%. The corresponding combined ratios were 80.0% for the three months ended March 31, 2021 compared to 83.9% for the three months ended March 31, 2020. The increase in underwriting income quarter over quarter was largely due to premium growth from a positive underwriting environment, continued rate increases and higher net favorable development of loss reserves from prior accident years.
Premiums
Our gross written premiums were $168.9 million for the three months ended March 31, 2021 compared to $124.0 million for the three months ended March 31, 2020, an increase of $44.8 million, or 36.2%. The increase in gross written premiums for the first three months of 2021 over the same period last year was due to higher submission activity from brokers and higher rates across substantially all lines of business, resulting from continued favorable market conditions in the E&S market. The average premium on a policy written was approximately $9,800 in the first three months of 2021 compared to approximately $9,200 in the first three months of 2020. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $12,300 for the first three months of 2021 and approximately $11,900 for the first three months of 2020.
Net written premiums increased by $36.2 million, or 33.5%, to $144.3 million for the three months ended March 31, 2021 from $108.1 million for the three months ended March 31, 2020. The increase in net written premiums for the first three months of 2021 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 85.4% for the three months ended March 31, 2021 compared to 87.1% for the same period last year. The decrease in the net retention ratio was primarily due to reinstatement premiums on the property lines of business and change in the mix of business.
Net earned premiums increased by $33.3 million, or 37.1%, to $123.0 million for the three months ended March 31, 2021 from $89.8 million for the three months ended March 31, 2020 due to growth in gross written premiums.
Loss ratio
The loss ratio was 57.1% for the three months ended March 31, 2021 compared to 59.9% for the three months ended March 31, 2020. The decrease in the loss ratio in the first three months of 2021 compared to the first three months of 2020 was due primarily from favorable net development of reserves from prior accident years.
During the first three months of 2021 and 2020, the favorable development of loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the three months ended March 31, 2021, the favorable development from prior accident years was primarily attributable to the 2020 accident year. During the three months ended March 31, 2020, loss reserves from prior accident years developed favorably by $3.0 million, across substantially all prior accident years.

The following table summarizes the loss ratios for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$77,257	62.8%	$56,671	63.1%
Current year catastrophe losses	76	—%	71	0.1%
Effect of prior year development	(7,073)	(5.7)%	(3,009)	(3.3)%
Total	$70,260	57.1%	$53,733	59.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$21,165	17.2%	$15,142	16.9%
Ceding	(5,355)	(4.3)%	(3,183)	(3.6)%
Net commissions incurred	15,810	12.9%	11,959	13.3%
Other underwriting expenses	12,326	10.0%	9,624	10.7%
Underwriting, acquisition and insurance expenses	$28,136	22.9%	$21,583	24.0%

The expense ratio was 22.9% for the three months ended March 31, 2021 compared to 24.0% for the three months ended March 31, 2020. The decrease in the expense ratio was primarily due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expenses as a percentage of earned premiums was due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses as a result of management's focus on controlling costs. The decrease in net commissions incurred as a percentage of earned premiums was largely due to ceding commission from the personal insurance quota share treaty effective June 1, 2020. Direct commissions paid as a percent of gross written premiums was 14.6% for both the three months ended March 31, 2021 and 2020.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020	Change	% Change

Interest from fixed-maturity securities	$6,614	$5,526	$1,088	19.7%
Dividends from equity securities	869	575	294	51.1%
Other	1	250	(249)	(99.6)%
Gross investment income	7,484	6,351	1,133	17.8%
Investment expenses	(542)	(391)	(151)	38.6%
Net investment income	6,942	5,960	982	16.5%
Change in fair value of equity securities	7,091	(16,161)	23,252	NM
Net realized investment gains	1,198	776	422	NM
Total	$15,231	$(9,425)	$24,656	NM
NM - Percentage change not meaningful.
Our net investment income increased by 16.5% to $6.9 million for the three months ended March 31, 2021 from $6.0 million for the three months ended March 31, 2020. This increase in the first three months of 2021 compared to the same period last year was primarily due to growth in our investment portfolio balance generated from the investment of positive cash flow since March 31, 2020 and proceeds from our equity offering in the third quarter of 2020. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.6% for the three months ended March 31, 2021 and 2.9% for the three months ended March 31, 2020.
During the first three months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to exchange traded funds ("ETFs") of $7.5 million and unrealized losses related to preferred stock of $0.4 million. Unrealized gains during the first quarter of 2021 were largely reflective of the gains in the broader U.S. stock market. During the first three months of 2020, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $13.1 million and unrealized losses related to preferred stock of $3.1 million, driven by significant disruption in the financial markets associated with the COVID-19 pandemic.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the three months ended March 31, 2021 or 2020.
Income tax expense
Our effective tax rate was 18.7% for the three months ended March 31, 2021 compared to (1.1)% for the three months ended March 31, 2020. In the first quarter of 2021, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income. In the first quarter of 2020, the effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock options exercised and tax-exempt investment income in relation to pretax income. Pretax income was lower in the first quarter of 2020 from the decrease in the fair value of the Company's equity investment portfolio.

Return on equity
Our annualized return on equity was 22.1% for the three months ended March 31, 2021 compared to 5.0% for the three months ended March 31, 2020. Our annualized operating return on equity was 17.6% for the three months ended March 31, 2021 compared to 17.1% for the three months ended March 31, 2020. The increase in annualized operating return on equity for the three months ended March 31, 2021 compared to the prior period was attributable primarily to growth in the business and higher net favorable development of loss reserves from prior accident years.
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

Our cash flows for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$91,322	$59,683
Investing activities	(33,724)	(113,548)
Financing activities	(2,156)	6,011
Change in cash and cash equivalents	$55,442	$(47,854)

Net cash provided by operating activities was approximately $91.3 million for the three months ended March 31, 2021, compared to $59.7 million for the same period in 2020. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $33.7 million for the three months ended March 31, 2021, compared to $113.5 million for the three months ended March 31, 2020. Net cash used in investing activities during the first three months of 2021 included purchases of fixed-maturity securities of $105.0 million, and were comprised primarily of corporate bonds and asset- and mortgage-backed securities. During the first three months of 2021, we received proceeds of $30.8 million from sales of fixed-maturity securities, largely corporate bonds, and $45.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2021, purchases of ETFs and non-redeemable preferred stock were $0.5 million and $2.8 million, respectively.
Net cash used in investing activities of $113.5 million during the first three months of 2020 included purchases of fixed-maturity securities of $147.0 million, which in part reflected the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first three months of 2020, we received proceeds of $31.6 million from sales of fixed-maturity securities, largely corporate bonds, and $19.5 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2020, purchases of ETFs and non-redeemable preferred stock were $9.6 million and $3.8 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $4.3 million, primarily related to the development of our new corporate headquarters, previously disclosed.
During the first three months of March 31, 2021, cash used in financing activities reflected dividends paid of $0.11 per common share, or $2.5 million in aggregate. During the first three months of March 31, 2020, we drew down $7.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. In addition, during the first three months of March 31, 2020, cash used in financing activities reflected dividends paid of $0.09 per common share, or $2.0 million in aggregate. Proceeds received from our equity compensation plans were $0.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility was used to fund construction of our new headquarters but may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of March 31, 2021, there was $42.6 million outstanding under the Credit Facility, net of debt issuance costs.

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
The following is a summary of our significant reinsurance programs as of March 31, 2021:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2021, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2021, we recorded an allowance for doubtful accounts of $0.3 million related to our reinsurance balances.
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

Financial condition
Stockholders' equity
At March 31, 2021, total stockholders' equity was $587.6 million and tangible stockholders' equity was $584.8 million, compared to total stockholders' equity of $576.2 million and tangible stockholders' equity $573.4 million at December 31, 2020. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period and activity related to stock-based compensation plans, offset in part by an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At March 31, 2021, our cash and invested assets of $1.4 billion consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At March 31, 2021, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.1 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2021, we also held $140.0 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock, and $132.5 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years at March 31, 2021 and December 31, 2020 and an average rating of "AA-" at March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
Obligations of states, municipalities and political subdivisions	$205,744	$214,363	19.5%	$216,181	$230,906	21.3%
Corporate and other securities	333,572	342,826	31.2%	294,854	316,608	29.3%
Asset-backed securities	255,544	259,425	23.6%	236,813	240,661	22.2%
Commercial mortgage-backed securities	62,519	64,826	5.9%	66,110	70,969	6.6%
Residential mortgage-backed securities	217,239	218,323	19.8%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,074,618	$1,099,763	100.0%	$1,031,817	$1,081,800	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2021		December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$329,793	30.0%	$312,721	28.9%
AA	344,402	31.3%	382,174	35.3%
A	187,268	17.0%	187,970	17.4%
BBB	174,494	15.9%	157,777	14.6%
Below BBB and unrated	63,806	5.8%	41,158	3.8%
Total	$1,099,763	100.0%	$1,081,800	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$11,278	$11,466	1.0%	$15,545	$15,782	1.5%
Due after one year through five years	124,996	131,847	12.0%	107,150	115,390	10.7%
Due after five years through ten years	171,090	177,032	16.1%	156,958	169,711	15.7%
Due after ten years	231,952	236,844	21.5%	231,382	246,631	22.8%
Asset-backed securities	255,544	259,425	23.6%	236,813	240,661	22.2%
Commercial mortgage-backed securities	62,519	64,826	5.9%	66,110	70,969	6.5%
Residential mortgage-backed securities	217,239	218,323	19.9%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,074,618	$1,099,763	100.0%	$1,031,817	$1,081,800	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2021, 7.7% of our total cash and investments were invested in ETFs. At March 31, 2021 and December 31, 2020, our ETF balances were comprised of the following funds:

	March 31, 2021		December 31, 2020
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$68,994	65.1%	$64,760	66.0%
Dividend yield equity fund	37,020	34.9%	33,290	34.0%
Total	$106,014	100.0%	$98,050	100.0%

As of March 31, 2021, 2.5% of our total cash and investments were invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$30,166	88.7%	$27,744	87.8%
Utilities	3,013	8.8%	3,034	9.6%
Industrials and other	843	2.5%	834	2.6%
Total	$34,022	100.0%	$31,612	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.8 million and $6.9 million at March 31, 2021 and December 31, 2020, respectively.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at March 31, 2021.
Reconciliation of non-GAAP financial measures
Reconciliation of underwriting income
Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized investment gains, other income, other expenses and income tax expense. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the three months ended March 31, 2021 and 2020, reconciles to underwriting income as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income	$32,079	$5,086
Income tax expense (benefit)	7,360	(56)
Income before income taxes	39,439	5,030
Other expenses	448	—
Net investment income	(6,942)	(5,960)
Change in the fair value of equity securities	(7,091)	16,161
Net realized investment gains	(1,198)	(776)
Other income	(11)	(10)
Underwriting income	$24,645	$14,445

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
Net income for the three months ended March 31, 2021 and 2020, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income	$32,079	$5,086
Change in the fair value of equity securities, after taxes	(5,602)	12,767
Net realized investment gains, after taxes	(946)	(613)
Net operating earnings	$25,531	$17,240

Operating return on equity:
Average stockholders' equity (1)	$581,902	$403,607
Annualized return on equity (2)	22.1%	5.0%
Annualized operating return on equity (3)	17.6%	17.1%
(1) Computed by adding the total stockholders' equity as of the date indicated to the prior quarter-end or year-end total, as applicable, and dividing by two.
(2) Annualized return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders' equity during the period.
(3) Annualized operating return on equity is net operating earnings expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Reconciliation of tangible stockholders' equity
Tangible stockholders’ equity is defined as total stockholders’ equity less intangible assets, net of deferred taxes. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders' equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

Stockholders' equity at March 31, 2021 and December 31, 2020, reconciles to tangible stockholders' equity as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Stockholders' equity	$587,566	$576,238
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$584,771	$573,443

Critical accounting estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial position.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

KINSALE CAPITAL GROUP, INC.
Date: April 29, 2021	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: April 29, 2021	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer