Form 10-Q
period 2021-06-30
Kinsale Capital Group, Inc.
filed 2021-07-29
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 23, 2021: 22,805,592

KINSALE CAPITAL GROUP, INC.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to historical or current fact. These statements may discuss, among others, our future financial performance, our business prospects and strategy, our anticipated financial position, liquidity and capital, dividends and general market and industry conditions. You can identify forward-looking statements by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "outlook," "future," "will," "would," "should," "could," "may," "can have," "prospects" or similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements are only predictions and are not guarantees of future performance. Actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include, without limitation:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,187,603 – 2021; $1,031,817 – 2020)	$1,224,879	$1,081,800
Equity securities, at fair value (cost: $105,322 – 2021; $98,758 – 2020)	150,882	129,662
Total investments	1,375,761	1,211,462
Cash and cash equivalents	128,005	77,093
Investment income due and accrued	7,070	6,637
Premiums receivable, net	65,727	48,641
Reinsurance recoverables	105,496	93,215
Ceded unearned premiums	29,431	24,265
Deferred policy acquisition costs, net of ceding commissions	38,801	31,912
Intangible assets	3,538	3,538
Other assets	52,448	50,133
Total assets	$1,806,277	$1,546,896

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$753,324	$636,013
Unearned premiums	317,462	260,986
Payable to reinsurers	20,229	12,672
Accounts payable and accrued expenses	11,694	13,651
Credit facility	42,633	42,570
Deferred income tax liability, net	2,559	4,648
Other liabilities	28,740	118
Total liabilities	1,176,641	970,658

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,805,592 and 22,757,251 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	228	228
Additional paid-in capital	292,050	291,315
Retained earnings	306,017	243,315
Accumulated other comprehensive income	31,341	41,380
Total stockholders’ equity	629,636	576,238
Total liabilities and stockholders’ equity	$1,806,277	$1,546,896

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenues:
Gross written premiums	$194,061	$134,091	$362,937	$258,127
Ceded written premiums	(26,308)	(16,484)	(50,886)	(32,467)
Net written premiums	167,753	117,607	312,051	225,660
Change in unearned premiums	(30,053)	(20,650)	(51,310)	(38,942)
Net earned premiums	137,700	96,957	260,741	186,718
Net investment income	7,429	6,645	14,371	12,605
Change in the fair value of equity securities	7,565	13,839	14,656	(2,322)
Net realized investment gains	304	253	1,502	1,029
Other income	12	13	23	23
Total revenues	153,010	117,707	291,293	198,053

Expenses:
Losses and loss adjustment expenses	79,115	58,304	149,375	112,037
Underwriting, acquisition and insurance expenses	29,889	22,961	58,025	44,544
Other expenses	398	—	846	—
Total expenses	109,402	81,265	208,246	156,581
Income before income taxes	43,608	36,442	83,047	41,472
Total income tax expense	7,973	6,180	15,333	6,124
Net income	35,635	30,262	67,714	35,348
Other comprehensive income:
Change in net unrealized gains on available-for-sale investments, net of taxes	9,583	27,008	(10,039)	17,785
Total comprehensive income	$45,218	$57,270	$57,675	$53,133

Earnings per share:
Basic	$1.57	$1.37	$2.99	$1.60
Diluted	$1.55	$1.33	$2.94	$1.56

Weighted-average shares outstanding:
Basic	22,678	22,153	22,665	22,131
Diluted	23,054	22,707	23,055	22,694

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	228	292,690	272,890	21,758	587,566
Issuance of common stock under stock-based compensation plan	7	—	163	—	—	163
Stock-based compensation expense	—	—	1,279	—	—	1,279
Restricted shares withheld for taxes	(13)	—	(2,082)	—	—	(2,082)
Dividends declared ($0.11 per share)	—	—	—	(2,508)	—	(2,508)
Other comprehensive income, net of tax	—	—	—	—	9,583	9,583
Net income	—	—	—	35,635	—	35,635
Balance at June 30, 2021	22,806	$228	$292,050	$306,017	$31,341	$629,636

Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	223	230,742	166,074	4,295	401,334
Issuance of common stock under stock-based compensation plan	61	—	395	—	—	395
Stock-based compensation expense	—	—	931	—	—	931
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.09 per share)	—	—	—	(2,013)	—	(2,013)
Other comprehensive income, net of tax	—	—	—	—	27,008	27,008
Net income	—	—	—	30,262	—	30,262
Balance at June 30, 2020	22,303	$223	$230,265	$194,323	$31,303	$456,114

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating activities:
Net cash provided by operating activities	$194,948	$132,587

Investing activities:
Purchase of property and equipment	(2,946)	(20,113)
Sale of property and equipment	—	4,999
Purchases – fixed-maturity securities	(315,152)	(231,112)
Purchases – equity securities	(8,283)	(31,985)
Sales – fixed-maturity securities	87,681	54,525
Sales – equity securities	1,583	—
Maturities and calls – fixed-maturity securities	99,683	42,079
Net cash used in investing activities	(137,434)	(181,607)

Financing activities:
Proceeds from credit facility	—	16,300
Payroll taxes withheld and remitted on share-based payments	(2,082)	(1,803)
Proceeds from stock options exercised	502	1,097
Dividends paid	(5,022)	(4,006)
Net cash (used in) provided by financing activities	(6,602)	11,588
Net change in cash and cash equivalents	50,912	(37,432)
Cash and cash equivalents at beginning of year	77,093	100,408
Cash and cash equivalents at end of period	$128,005	$62,976
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of significant accounting policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$211,296	$13,547	$(204)	$224,639
Corporate and other securities	412,687	16,646	(1,001)	428,332
Asset-backed securities	274,514	3,735	(86)	278,163
Commercial mortgage-backed securities	60,119	3,414	(74)	63,459
Residential mortgage-backed securities	228,987	2,893	(1,594)	230,286
Total fixed-maturity investments	$1,187,603	$40,235	$(2,959)	$1,224,879

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$14,792	$(67)	$230,906
Corporate and other securities	294,854	21,840	(86)	316,608
Asset-backed securities	236,813	4,230	(382)	240,661
Commercial mortgage-backed securities	66,110	4,886	(27)	70,969
Residential mortgage-backed securities	217,859	4,938	(141)	222,656
Total fixed-maturity investments	$1,031,817	$50,686	$(703)	$1,081,800
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$13,538	$(204)	$—	$—	$13,538	$(204)
Corporate and other securities	74,696	(1,001)	—	—	74,696	(1,001)
Asset-backed securities	57,943	(62)	9,403	(24)	67,346	(86)
Commercial mortgage-backed securities	9,659	(74)	—	—	9,659	(74)
Residential mortgage-backed securities	127,396	(1,549)	4,212	(45)	131,608	(1,594)
Total fixed-maturity investments	$283,232	$(2,890)	$13,615	$(69)	$296,847	$(2,959)

At June 30, 2021, the Company held 121 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $296.8 million and gross unrealized losses of $3.0 million. Of these securities, 7 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2021, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2021, 80.0% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the six months ended June 30, 2021, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2021 are summarized, by contractual maturity, as follows:

	June 30, 2021
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$8,024	$8,103
Due after one year through five years	168,151	175,444
Due after five years through ten years	198,812	207,615
Due after ten years	248,996	261,809
Asset-backed securities	274,514	278,163
Commercial mortgage-backed securities	60,119	63,459
Residential mortgage-backed securities	228,987	230,286
Total fixed-maturity securities	$1,187,603	$1,224,879

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest:
Taxable bonds	$6,156	$5,259	$11,885	$9,870
Tax exempt municipal bonds	877	908	1,762	1,823
Cash equivalents and short-term investments	9	11	10	261
Dividends on equity securities	953	879	1,822	1,454
Gross investment income	7,995	7,057	15,479	13,408
Investment expenses	(566)	(412)	(1,108)	(803)
Net investment income	$7,429	$6,645	$14,371	$12,605

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed-maturity securities:
Realized gains	$442	$320	$1,641	$1,107
Realized losses	(1)	(67)	(2)	(90)
Net realized gains from fixed-maturity securities	441	253	1,639	1,017

Equity securities:
Realized losses	(137)	—	(137)	—
Net realized losses from equity securities	(137)	—	(137)	—
Realized gains from the sales of short-term investments	—	—	—	12
Net realized investment gains	$304	$253	$1,502	$1,029

Change in net unrealized gains (losses) on fixed-maturity securities
For the three and six months ended June 30, 2021, the changes in net unrealized gains (losses) for fixed-maturity securities were $12.1 million and $(12.7) million, respectively. For the three and six months ended June 30, 2020, the changes in net unrealized gains for fixed-maturity securities were $34.2 million and $22.5 million, respectively.

Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.8 million and $6.9 million on deposit with state regulatory authorities at June 30, 2021 and December 31, 2020, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $28.6 million at June 30, 2021. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for exchange traded funds are generally based on Level 1 inputs, which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$224,639	$—	$224,639
Corporate and other securities	—	428,332	—	428,332
Asset-backed securities	—	278,163	—	278,163
Commercial mortgage-backed securities	—	63,459	—	63,459
Residential mortgage-backed securities	—	230,286	—	230,286
Total fixed-maturity securities	—	1,224,879	—	1,224,879

Equity securities:
Exchange traded funds	113,248	—	—	113,248
Non-redeemable preferred stock	—	37,634	—	37,634
Total equity securities	113,248	37,634	—	150,882
Total	$113,248	$1,262,513	$—	$1,375,761

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$230,906	$—	$230,906
Corporate and other securities	—	316,608	—	316,608
Asset-backed securities	—	240,661	—	240,661
Commercial mortgage-backed securities	—	70,969	—	70,969
Residential mortgage-backed securities	—	222,656	—	222,656
Total fixed-maturity securities	—	1,081,800	—	1,081,800

Equity securities:
Exchange traded funds	98,050	—	—	98,050
Non-redeemable preferred stock	—	31,612	—	31,612
Total equity securities	98,050	31,612	—	129,662
Total	$98,050	$1,113,412	$—	$1,211,462
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.

The carrying value of cash equivalents approximates its fair value at June 30, 2021 and December 31, 2020, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of June 30, 2021 and December 31, 2020. See Note 12 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$34,741	$26,005	$31,912	$23,564
Policy acquisition costs deferred:
Direct commissions	28,253	19,496	52,903	37,574
Ceding commissions	(6,990)	(3,891)	(13,194)	(7,763)
Other underwriting and policy acquisition costs	1,572	1,282	2,940	2,469
Policy acquisition costs deferred	22,835	16,887	42,649	32,280
Amortization of net policy acquisition costs	(18,775)	(13,950)	(35,760)	(26,902)
Balance, end of period	$38,801	$28,942	$38,801	$28,942

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
5.     Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Building	$31,675	$31,675
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	2,891	2,770
Software	6,052	4,815
Furniture and fixtures	2,143	1,731
Land improvements	326	317
Construction in progress - corporate headquarters	1,200	—
	52,427	49,448
Accumulated depreciation	(4,353)	(3,262)
Total property and equipment, net	$48,074	$46,186

During the first quarter of 2020, the Company sold a portion of both its land and parking deck for approximately $6.5 million to a real estate developer for the development of an apartment building. As of June 30, 2021, the Company had received $5.0 million of the proceeds from the sale and is expected to receive the remaining

$1.5 million upon completion of the apartment building. This receivable is included in "other assets" on the accompanying consolidated balance sheet.

6.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$23,554	$16,341	$44,719	$31,483
Ceding commissions	(6,087)	(3,463)	(11,442)	(6,646)
Other operating expenses	12,422	10,083	24,748	19,707
Total	$29,889	$22,961	$58,025	$44,544

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $12.0 million and $9.2 million for the three months ended June 30, 2021 and 2020, respectively. Salaries, bonuses, and employee benefit expenses were $23.3 million and $18.0 million for the six months ended June 30, 2021 and 2020, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $2.3 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.
Restricted Stock Awards
During the six months ended June 30, 2021, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of restricted stock activity under the 2016 Incentive Plan for the six months ended June 30, 2021 is as follows:

	For the Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	108,392	$97.40
Granted	35,870	$185.00
Vested	(40,733)	$86.79
Forfeited	(6,098)	$128.15
Non-vested outstanding at the end of the period	97,431	$132.15

Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2021, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 12,839.
The weighted average grant-date fair value of the Company's restricted stock awards granted during the six months ended June 30, 2021 and 2020 was $185.00 and $145.46, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2021 and 2020 was $6.8 million and $5.8 million, respectively. As of June 30, 2021, the Company had $11.8 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.9 years.
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

A summary of option activity as of June 30, 2021, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	387,738	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(31,408)	16.00
Outstanding at June 30, 2021	356,330	$16.00	5.1	$53,011
Exercisable at June 30, 2021	356,330	$16.00	5.1	$53,011

The total intrinsic value of options exercised was $5.1 million and $7.6 million during the six months ended June 30, 2021 and 2020, respectively.
8.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$35,635	$30,262	$67,714	$35,348

Weighted average common shares outstanding - basic	22,678	22,153	22,665	22,131
Effect of potential dilutive securities:
Conversion of stock options	327	490	335	500
Conversion of restricted stock	49	64	55	63
Weighted average common shares outstanding - diluted	23,054	22,707	23,055	22,694

Earnings per common share:
Basic	$1.57	$1.37	$2.99	$1.60
Diluted	$1.55	$1.33	$2.94	$1.56

There were 32 thousand anti-dilutive stock awards for the three and six months ended June 30, 2021 and 37 thousand anti-dilutive stock awards for the three and six months ended June 30, 2020.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were

18.5% and 14.8% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.

10.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2021	2020
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$636,013	$460,058
Less: reinsurance recoverable on unpaid losses	83,730	69,792
Adoption of accounting standard for credit losses	—	(282)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	552,283	390,548
Incurred losses and loss adjustment expenses:
Current year	165,583	118,662
Prior years	(16,208)	(6,625)
Total net losses and loss adjustment expenses incurred	149,375	112,037

Payments:
Current year	4,398	3,245
Prior years	48,199	42,259
Total payments	52,597	45,504
Net reserves for unpaid losses and loss adjustment expenses, end of period	649,061	457,081
Reinsurance recoverable on unpaid losses	104,263	68,720
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$753,324	$525,801

During the six months ended June 30, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $16.2 million, of which $21.8 million was attributable to the 2020 accident year and reflected lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development, mostly attributable to the 2018 accident year as a result of modest adjustments in actuarial assumptions.
During the six months ended June 30, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $6.6 million. The favorable development was primarily attributable to the 2019 accident year of $5.0 million, which resulted from reported losses emerging at a lower level than expected across most lines of business.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Premiums written:
Direct	$194,061	$134,091	$362,937	$258,127
Assumed	—	—	—	—
Ceded	(26,308)	(16,484)	(50,886)	(32,467)
Net written	$167,753	$117,607	$312,051	$225,660

Premiums earned:
Direct	$161,431	$112,149	$306,462	$215,883
Assumed	—	6	—	21
Ceded	(23,731)	(15,198)	(45,721)	(29,186)
Net earned	$137,700	$96,957	$260,741	$186,718

The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$10,912	$4,453	$23,413	$10,905

The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables on paid losses	$1,233	$9,485
Reinsurance recoverables on unpaid losses	104,263	83,730
Reinsurance recoverables	$105,496	$93,215

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

Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate ("ABR") loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of June 30, 2021, there was $42.6 million outstanding under the Credit Facility, net of debt issuance cost of $0.4 million, with a weighted average interest rate of 1.91%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of June 30, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$12,482	$34,323	$(11,168)	$23,412
Income tax (expense) benefit	(2,621)	(7,208)	2,345	(4,917)
Unrealized gains (losses) arising during the period, net of income taxes	9,861	27,115	(8,823)	18,495
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	351	135	1,539	899
Income tax expense	(73)	(28)	(323)	(189)
Reclassification adjustment included in net income, net of income taxes	278	107	1,216	710
Other comprehensive income (loss)	$9,583	$27,008	$(10,039)	$17,785

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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2021, the percentage breakdown of our gross written premiums was 86% casualty and 14% property. Our underwriting divisions include small business, construction, excess casualty, commercial property, allied health, product liability, general casualty, life sciences, professional liability, management liability, energy, environmental, health care, inland marine, public entity, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4% of our gross written premiums in the first six months of 2021, and is included within our personal insurance division.
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
Income tax expense
Currently, substantially all of our income tax expense relates to federal income taxes. Our insurance subsidiary, Kinsale Insurance Company, is not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes, but have not generated any material taxable income to date. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
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

Three months ended June 30, 2021 compared to three months ended June 30, 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$194,061	$134,091	$59,970	44.7%
Ceded written premiums	(26,308)	(16,484)	(9,824)	59.6%
Net written premiums	$167,753	$117,607	$50,146	42.6%

Net earned premiums	$137,700	$96,957	$40,743	42.0%
Losses and loss adjustment expenses	79,115	58,304	20,811	35.7%
Underwriting, acquisition and insurance expenses	29,889	22,961	6,928	30.2%
Underwriting income (1)	28,696	15,692	13,004	82.9%
Net investment income	7,429	6,645	784	11.8%
Change in the fair value of equity securities	7,565	13,839	(6,274)	(45.3)%
Net realized gains on investments	304	253	51	20.2%
Other (expense) income, net	(386)	13	(399)	NM
Income before taxes	43,608	36,442	7,166	19.7%
Income tax expense	7,973	6,180	1,793	29.0%
Net income	$35,635	$30,262	$5,373	17.8%

Net operating earnings (2)	$29,419	$19,129	$10,290	53.8%

Loss ratio	57.5%	60.1%
Expense ratio	21.7%	23.7%
Combined ratio	79.2%	83.8%

Annualized return on equity	23.4%	28.2%
Annualized operating return on equity (2)	19.3%	17.8%
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
Net income was $35.6 million for the three months ended June 30, 2021 compared to $30.3 million for the three months ended June 30, 2020, an increase of 17.8%. The increase in net income for the second quarter of 2021 over the second quarter of 2020 was primarily due to higher underwriting income, resulting from favorable E&S market conditions, rate increases and strong growth in broker submissions, offset in part by a smaller change in unrealized gains of the fair value of equity securities. During the second quarter of 2020, the fair value of equity securities rebounded sharply from significant declines in fair value in March 2020 associated with the disruption in the financial markets driven by the COVID-19 pandemic.
Underwriting income was $28.7 million for the three months ended June 30, 2021 compared to $15.7 million for the three months ended June 30, 2020, an increase of 82.9%. The corresponding combined ratios were 79.2% for the three months ended June 30, 2021 compared to 83.8% for the three months ended June 30, 2020. The increase in our underwriting income in the second quarter of 2021 compared to the second quarter of 2020, was largely due to premium growth from a strong underwriting environment, continued rate increases and higher net favorable development of loss reserves from prior accident years. These increases were offset in part by modest activity in catastrophe losses, largely from development on losses related to winter storms Uri and Viola in Texas.
Premiums
Our gross written premiums were $194.1 million for the three months ended June 30, 2021 compared to $134.1 million for the three months ended June 30, 2020, an increase of $60.0 million, or 44.7%. The increase in gross written premiums for the second quarter of 2021 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from favorable market conditions. The average premium on a policy written was approximately $9,900 in the second quarter of 2021 compared to approximately $8,500 in the second quarter of 2020. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $12,800 in the second quarter of 2021 compared to $11,400 in the second quarter of 2020.
Net written premiums increased by $50.1 million, or 42.6%, to $167.8 million for the three months ended June 30, 2021 from $117.6 million for the three months ended June 30, 2020. The increase in net written premiums for the second quarter of 2021 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.4% for the three months ended June 30, 2021 compared to 87.7% for the three months ended June 30, 2020. The decrease in the net retention ratio was largely due to the change in the mix of business and higher reinstatement premiums in the second quarter of 2021 over the second quarter of 2020.
Net earned premiums increased by $40.7 million, or 42.0%, to $137.7 million for the three months ended June 30, 2021 from $97.0 million for the three months ended June 30, 2020 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 57.5% for the three months ended June 30, 2021 compared to 60.1% for the three months ended June 30, 2020. The decrease in the loss ratio in the second quarter of 2021 compared to the second quarter of 2020 was due primarily to higher favorable development on loss reserves from prior accident years and slightly lower loss selections for the current accident year, offset in part by an increase in catastrophe losses in the current accident year, largely from development on losses related to winter storms Uri and Viola in Texas. During the three months ended June 30, 2021, prior accident years developed favorably by $9.1 million, of which $12.3 million was attributable to the 2020 accident year. The 2020 accident year reflected lower emergence of reported losses than expected. This favorable development was offset in part by adverse development, mostly attributable to accident years 2016 and 2017 as a result of modest adjustments in actuarial assumptions.
During the three months ended June 30, 2020, loss reserves for prior accident years developed favorably by $3.6 million, which was primarily attributable to the 2019 accident year.

The following table summarizes the loss ratios for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$85,416	62.0%	$61,530	63.4%
Current year catastrophe losses	2,834	2.1%	390	0.4%
Effect of prior year development	(9,135)	(6.6)%	(3,616)	(3.7)%
Total	$79,115	57.5%	$58,304	60.1%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$23,554	17.1%	$16,341	16.9%
Ceding	(6,087)	(4.4)%	(3,463)	(3.6)%
Net commissions incurred	17,467	12.7%	12,878	13.3%
Other underwriting expenses	12,422	9.0%	10,083	10.4%
Underwriting, acquisition and insurance expenses	$29,889	21.7%	$22,961	23.7%

The expense ratio was 21.7% for the three months ended June 30, 2021 compared to 23.7% for the three months ended June 30, 2020. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was mostly due to a higher ceding commissions on the excess casualty lines from a change in the mix of business and from ceding commissions from the personal insurance quota share treaty, effective June 1, 2020. Direct commissions paid as a percent of gross written premiums was 14.6% for the three months ended June 30, 2021 and 14.5% for the three months ended June 30, 2020.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
($ in thousands)	2021	2020	Change	% Change

Interest from fixed-maturity securities	$7,033	$6,167	$866	14.0%
Dividends from equity securities	953	879	74	8.4%
Other	9	11	(2)	(18.2)%
Gross investment income	7,995	7,057	938	13.3%
Investment expenses	(566)	(412)	(154)	37.4%
Net investment income	7,429	6,645	784	11.8%
Change in the fair value of equity securities	7,565	13,839	(6,274)	(45.3)%
Net realized investment gains	304	253	51	20.2%
Total	$15,298	$20,737	$(5,439)	NM
NM - Percentage change not meaningful.
Our net investment income increased by 11.8% to $7.4 million for the three months ended June 30, 2021 from $6.6 million for the three months ended June 30, 2020. This increase was primarily due to growth in our investment portfolio generated from the investment of positive cash flow since June 30, 2020. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.6% for the three months ended June 30, 2021, compared to 3.0% for the three months ended June 30, 2020.
The change in unrealized gains on our equity investment portfolio was $7.6 million for the three months ended June 30, 2021 compared to $13.8 million for the three months ended June 30, 2020. During the second quarter of 2021, the change in unrealized gains was mostly attributable to our exchange-traded fund ("ETF") securities, whose valuations are largely reflective of the broader U.S. stock markets. During the second quarter of 2020, the fair value of our ETF securities rebounded sharply from a significant decline in fair value driven by the disruption in the financial markets in March 2020 associated with the COVID-19 pandemic.

Income tax expense
Our effective tax rate was 18.3% for the three months ended June 30, 2021 compared to 17.0% for the three months ended June 30, 2020. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income.

Six months ended June 30, 2021 compared to six months ended June 30, 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$362,937	$258,127	$104,810	40.6%
Ceded written premiums	(50,886)	(32,467)	(18,419)	56.7%
Net written premiums	$312,051	$225,660	$86,391	38.3%

Net earned premiums	$260,741	$186,718	$74,023	39.6%
Losses and loss adjustment expenses	149,375	112,037	37,338	33.3%
Underwriting, acquisition and insurance expenses	58,025	44,544	13,481	30.3%
Underwriting income (1)	53,341	30,137	23,204	77.0%
Net investment income	14,371	12,605	1,766	14.0%
Change in fair value of equity securities	14,656	(2,322)	16,978	(731.2)%
Net realized investment gains	1,502	1,029	473	46.0%
Other (expense) income, net	(823)	23	(846)	NM
Income before taxes	83,047	41,472	41,575	100.2%
Income tax expense	15,333	6,124	9,209	150.4%
Net income	$67,714	$35,348	$32,366	91.6%

Net operating earnings (2)	$54,949	$36,369	$18,580	51.1%

Loss ratio	57.3%	60.0%
Expense ratio	22.2%	23.9%
Combined ratio	79.5%	83.9%

Annualized return on equity	22.5%	16.4%
Annualized operating return on equity(2)	18.2%	16.9%
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
Net income was $67.7 million for the six months ended June 30, 2021 compared to $35.3 million for the six months ended June 30, 2020, an increase of 91.6%. The increase in net income for the first six months of 2021 over the same period last year was primarily due to a number of factors including higher returns on equity investments as a result of a rebound in the financial markets, growth in the business from favorable market conditions and continued rate increases, and higher net favorable development of loss reserves from prior accident years.

Underwriting income was $53.3 million for the six months ended June 30, 2021 compared to $30.1 million for the six months ended June 30, 2020, an increase of 77.0%. The corresponding combined ratios were 79.5% for the six months ended June 30, 2021 compared to 83.9% for the six months ended June 30, 2020. The increase in underwriting income for the first six months of 2021 compared to the same period last year was largely due to premium growth from a positive underwriting environment, continued rate increases and higher net favorable development of loss reserves from prior accident years. These increases were offset in part by modest activity in catastrophe losses, largely from development on losses related to winter storms Uri and Viola in Texas.
Premiums
Our gross written premiums were $362.9 million for the six months ended June 30, 2021 compared to $258.1 million for the six months ended June 30, 2020, an increase of $104.8 million, or 40.6%. The increase in gross written premiums for the first six months of 2021 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was approximately $9,900 in the first six months of 2021 compared to approximately $8,800 in the first six months of 2020. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $12,600 for the first six months of 2021 and approximately $11,600 for the first six months of 2020.
Net written premiums increased by $86.4 million, or 38.3%, to $312.1 million for the six months ended June 30, 2021 from $225.7 million for the six months ended June 30, 2020. The increase in net written premiums for the first six months of 2021 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.0% for the six months ended June 30, 2021 compared to 87.4% for the same period last year. The decrease in the net retention ratio was primarily due to reinstatement premiums on the property lines of business and change in the mix of business.
Net earned premiums increased by $74.0 million, or 39.6%, to $260.7 million for the six months ended June 30, 2021 from $186.7 million for the six months ended June 30, 2020 due to growth in gross written premiums.
Loss ratio
The loss ratio was 57.3% for the six months ended June 30, 2021 compared to 60.0% for the six months ended June 30, 2020. The decrease in the loss ratio in the first six months of 2021 compared to the first six months of 2020 was due primarily from favorable net development of reserves from prior accident years and slightly lower loss selections for the current accident year, offset in part by an increase in catastrophe losses in the current accident year, largely from development on losses related to winter storms Uri and Viola in Texas.
During the first six months of 2021 and 2020, the favorable development of loss reserves from prior accident years was primarily due to reported losses emerging at lower levels than expected. During the six months ended June 30, 2021, prior accident years developed favorably by $16.2 million, of which $21.8 million was attributable to the 2020 accident year and reflected lower emergence of reported losses than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2018 accident year as a result of modest adjustments in actuarial assumptions.
During the six months ended June 30, 2020, loss reserves from prior accident years developed favorably by $6.6 million, of which $5.0 million was attributable to the 2019 accident year.

The following table summarizes the loss ratios for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$162,673	62.4%	$118,201	63.3%
Current year catastrophe losses	2,910	1.1%	461	0.2%
Effect of prior year development	(16,208)	(6.2)%	(6,625)	(3.5)%
Total	$149,375	57.3%	$112,037	60.0%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$44,719	17.1%	$31,483	16.9%
Ceding	(11,442)	(4.4)%	(6,646)	(3.6)%
Net commissions incurred	33,277	12.7%	24,837	13.3%
Other underwriting expenses	24,748	9.5%	19,707	10.6%
Underwriting, acquisition and insurance expenses	$58,025	22.2%	$44,544	23.9%

The expense ratio was 22.2% for the six months ended June 30, 2021 compared to 23.9% for the six months ended June 30, 2020. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was mostly due to a higher ceding commissions on the excess casualty lines from a change in the mix of business and from ceding commissions from the personal insurance quota share treaty, effective June 1, 2020. Direct commissions paid as a percent of gross written premiums was 14.6% for both the six months ended June 30, 2021 and 2020.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
($ in thousands)	2021	2020	Change	% Change

Interest from fixed-maturity securities	$13,647	$11,693	$1,954	16.7%
Dividends from equity securities	1,822	1,454	368	25.3%
Other	10	261	(251)	(96.2)%
Gross investment income	15,479	13,408	2,071	15.4%
Investment expenses	(1,108)	(803)	(305)	38.0%
Net investment income	14,371	12,605	1,766	14.0%
Change in fair value of equity securities	14,656	(2,322)	16,978	(731.2)%
Net realized investment gains	1,502	1,029	473	46.0%
Total	$30,529	$11,312	$19,217	NM
NM - Percentage change not meaningful.
Our net investment income increased by 14.0% to $14.4 million for the six months ended June 30, 2021 from $12.6 million for the six months ended June 30, 2020. This increase in the first six months of 2021 compared to the same period last year was primarily due to growth in our investment portfolio generated from the investment of positive cash flow since June 30, 2020 and proceeds from our equity offering in the third quarter of 2020. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.6% for the six months ended June 30, 2021 and 3.0% for the six months ended June 30, 2020.
During the first six months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $14.3 million and unrealized gains related to non-redeemable preferred stock of $0.4 million. The change in unrealized gains during the first half of 2021 attributable to ETF securities was largely reflective of the gains in the broader U.S. stock market.
During the first six months of 2020, the change in fair value of equity securities was comprised of unrealized losses related to non-redeemable preferred stock of $1.5 million and unrealized losses related to ETF securities of $0.8 million. The fair value of ETF securities declined by $13.1 million during the first quarter of 2020, driven by the disruption in the financial markets associated with the COVID-19 pandemic and, subsequently, the fair value of those securities rebounded sharply during the second quarter of 2020.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the six months ended June 30, 2021 or 2020.
Other expense, net
For the six months ended June 30, 2021, other expense, net was comprised of interest expense of $0.5 million and building costs not allocated to the insurance operations of $0.3 million.
Income tax expense
Our effective tax rate was 18.5% for the six months ended June 30, 2021 compared to 14.8% for the six months ended June 30, 2020. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.

Return on equity
Our annualized return on equity was 22.5% for the six months ended June 30, 2021 compared to 16.4% for the six months ended June 30, 2020. Our annualized operating return on equity was 18.2% for the six months ended June 30, 2021 compared to 16.9% for the six months ended June 30, 2020. The increase in annualized operating return on equity for the six months ended June 30, 2021 compared to the prior period was attributable primarily to growth in the business and higher net favorable development of loss reserves from prior accident years.
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

Our cash flows for the six months ended June 30, 2021 and 2020 were:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$194,948	$132,587
Investing activities	(137,434)	(181,607)
Financing activities	(6,602)	11,588
Change in cash and cash equivalents	$50,912	$(37,432)

Net cash provided by operating activities was approximately $194.9 million for the six months ended June 30, 2021, compared to $132.6 million for the same period in 2020. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $137.4 million for the six months ended June 30, 2021, compared to $181.6 million for the six months ended June 30, 2020. Net cash used in investing activities during the first six months of 2021 included purchases of fixed-maturity securities of $315.2 million, and were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first six months of 2021, we received proceeds of $87.7 million from sales of fixed-maturity securities, largely corporate bonds, and $99.7 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2021, purchases of ETF securities and non-redeemable preferred stock were $1.0 million and $7.3 million, respectively.
Net cash used in investing activities of $181.6 million during the first six months of 2020 included purchases of fixed-maturity securities of $231.1 million, which in part reflected the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first six months of 2020, we received proceeds of $54.5 million from sales of fixed-maturity securities, largely corporate bonds, and $42.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2020, purchases of ETF securities and non-redeemable preferred stock were $26.2 million and $5.8 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $15.1 million, primarily related to the development of our new corporate headquarters.
During the first six months of 2021, cash used in financing activities reflected dividends paid of $0.11 per common share, or $5.0 million in aggregate. Proceeds received from our equity compensation plans were $0.5 million, offset by payroll taxes withheld and remitted on restricted stock awards of $2.1 million for the six months ended June 30, 2021.
During the first six months of 2020, we drew down $16.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. In addition, during the first six months of 2020, cash used in financing activities reflected dividends paid of $0.09 per common share, or $4.0 million in aggregate. Proceeds received from our equity compensation plans were $1.1 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the six months ended June 30, 2020.

Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility was used to fund construction of our new headquarters but may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of June 30, 2021, there was $42.6 million outstanding under the Credit Facility, net of debt issuance costs.
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
The following is a summary of our significant reinsurance programs as of June 30, 2021:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - per risk (1)	Up to $10.0 million per risk	$5.75 million excess of $3.0 million	$3.0 million per occurrence
Property - personal insurance (2)	N/A	50% up to $30.4 million per catastrophe	50% of all personal property losses
Property - catastrophe (3)	N/A	$60.0 million excess of $15.0 million	$15.0 million per catastrophe
Primary casualty (4)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (5)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence except as described in note (5) below
(1)    Our property per-risk reinsurance reduces the financial impact of a large loss on a single commercial property or inland marine policy. In addition to the Company's retention, this treaty includes a deductible of the first $4.0 million of losses covered under this reinsurance treaty. This treaty also includes a reinstatement provision which requires us to pay reinstatement premiums after a loss in excess of $5 million has occurred in order to preserve coverage.
(2)    Our personal insurance quota share reinsurance reduces the financial impact of property losses on our personal insurance policies.
(3)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $120 million and is in addition to the per-occurrence coverage provided by our treaty coverages.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2021, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of June 30, 2021, we recorded an allowance for doubtful accounts of $0.3 million related to our reinsurance balances.
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
Financial condition
Stockholders' equity
At June 30, 2021, total stockholders' equity was $629.6 million and tangible stockholders' equity was $626.8 million, compared to total stockholders' equity of $576.2 million and tangible stockholders' equity $573.4 million at

December 31, 2020. The increases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to profits generated during the period and activity related to stock-based compensation plans, offset in part by an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At June 30, 2021, our cash and invested assets of $1.5 billion consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At June 30, 2021, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.2 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2021, we also held $150.9 million of equity securities, which were comprised of ETF securities and non-redeemable preferred stock, and $128.0 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years at June 30, 2021 and December 31, 2020 and an average rating of "AA-" at June 30, 2021 and December 31, 2020.
At June 30, 2021 and December 31, 2020, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
Obligations of states, municipalities and political subdivisions	$211,296	$224,639	18.3%	$216,181	$230,906	21.3%
Corporate and other securities	412,687	428,332	35.0%	294,854	316,608	29.3%
Asset-backed securities	274,514	278,163	22.7%	236,813	240,661	22.2%
Commercial mortgage-backed securities	60,119	63,459	5.2%	66,110	70,969	6.6%
Residential mortgage-backed securities	228,987	230,286	18.8%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,187,603	$1,224,879	100.0%	$1,031,817	$1,081,800	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2021		December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$353,811	28.9%	$312,721	28.9%
AA	387,174	31.6%	382,174	35.3%
A	237,509	19.4%	187,970	17.4%
BBB	174,554	14.2%	157,777	14.6%
Below BBB and unrated	71,831	5.9%	41,158	3.8%
Total	$1,224,879	100.0%	$1,081,800	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$8,024	$8,103	0.7%	$15,545	$15,782	1.5%
Due after one year through five years	168,151	175,444	14.3%	107,150	115,390	10.7%
Due after five years through ten years	198,812	207,615	16.9%	156,958	169,711	15.7%
Due after ten years	248,996	261,809	21.4%	231,382	246,631	22.8%
Asset-backed securities	274,514	278,163	22.7%	236,813	240,661	22.2%
Commercial mortgage-backed securities	60,119	63,459	5.2%	66,110	70,969	6.5%
Residential mortgage-backed securities	228,987	230,286	18.8%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,187,603	$1,224,879	100.0%	$1,031,817	$1,081,800	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2021, 7.5% of our total cash and investments was invested in ETF securities. At June 30, 2021 and December 31, 2020, our ETF balances were comprised of the following funds:

	June 30, 2021		December 31, 2020
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$74,603	65.9%	$64,760	66.0%
Dividend yield equity fund	38,645	34.1%	33,290	34.0%
Total	$113,248	100.0%	$98,050	100.0%

As of June 30, 2021, 2.5% of our total cash and investments was invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$33,643	89.4%	$27,744	87.8%
Utilities	3,095	8.2%	3,034	9.6%
Industrials and other	896	2.4%	834	2.6%
Total	$37,634	100.0%	$31,612	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.8 million and $6.9 million at June 30, 2021 and December 31, 2020, respectively.

Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at June 30, 2021.

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
Net income for the three and six months ended June 30, 2021 and 2020, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$35,635	$30,262	$67,714	$35,348
Income tax expense	7,973	6,180	15,333	6,124
Income before income taxes	43,608	36,442	83,047	41,472
Other expenses (1)	398	—	846	—
Net investment income	(7,429)	(6,645)	(14,371)	(12,605)
Change in the fair value of equity securities	(7,565)	(13,839)	(14,656)	2,322
Net realized investment gains	(304)	(253)	(1,502)	(1,029)
Other income	(12)	(13)	(23)	(23)
Underwriting income	$28,696	$15,692	$53,341	$30,137
(1) Other expenses are comprised of interest expense on our Credit Facility and building expenses not allocated to our insurance operations.

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

Net income for the three and six months ended June 30, 2021 and 2020, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$35,635	$30,262	$67,714	$35,348
Change in the fair value of equity securities, after taxes	(5,976)	(10,933)	(11,578)	1,834
Net realized investment gains, after taxes	(240)	(200)	(1,187)	(813)
Net operating earnings	$29,419	$19,129	$54,949	$36,369

Operating return on equity:
Average stockholders' equity (1)	$608,601	$428,724	$602,937	$430,997
Annualized return on equity (2)	23.4%	28.2%	22.5%	16.4%
Annualized operating return on equity (3)	19.3%	17.8%	18.2%	16.9%
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
Stockholders' equity at June 30, 2021 and December 31, 2020, reconciles to tangible stockholders' equity as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Stockholders' equity	$629,636	$576,238
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$626,841	$573,443

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.
Date: July 29, 2021	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: July 29, 2021	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer