Form 10-Q
period 2021-09-30
Kinsale Capital Group, Inc.
filed 2021-10-28
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
(804) 289-1300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KNSL	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 22, 2021: 22,818,845

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,313,284 – 2021; $1,031,817 – 2020)	$1,342,873	$1,081,800
Equity securities, at fair value (cost: $107,244 – 2021; $98,758 – 2020)	151,792	129,662
Total investments	1,494,665	1,211,462
Cash and cash equivalents	90,012	77,093
Investment income due and accrued	7,276	6,637
Premiums receivable, net	63,709	48,641
Reinsurance recoverables	112,026	93,215
Ceded unearned premiums	32,783	24,265
Deferred policy acquisition costs, net of ceding commissions	40,273	31,912
Intangible assets	3,538	3,538
Deferred income tax asset, net	392	—
Other assets	54,221	50,133
Total assets	$1,898,895	$1,546,896

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$814,856	$636,013
Unearned premiums	334,620	260,986
Payable to reinsurers	15,097	12,672
Accounts payable and accrued expenses	16,725	13,651
Credit facility	42,664	42,570
Deferred income tax liability, net	—	4,648
Other liabilities	15,768	118
Total liabilities	1,239,730	970,658

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,818,527 and 22,757,251 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	228	228
Additional paid-in capital	293,535	291,315
Retained earnings	340,133	243,315
Accumulated other comprehensive income	25,269	41,380
Total stockholders’ equity	659,165	576,238
Total liabilities and stockholders’ equity	$1,898,895	$1,546,896

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenues:
Gross written premiums	$197,616	$144,777	$560,553	$402,904
Ceded written premiums	(26,939)	(22,529)	(77,825)	(54,996)
Net written premiums	170,677	122,248	482,728	347,908
Change in unearned premiums	(13,806)	(14,004)	(65,116)	(52,946)
Net earned premiums	156,871	108,244	417,612	294,962
Net investment income	8,095	7,008	22,466	19,613
Change in the fair value of equity securities	(1,012)	6,031	13,644	3,709
Net realized investment gains	895	647	2,397	1,676
Other income	35	571	58	594
Total revenues	164,884	122,501	456,177	320,554

Expenses:
Losses and loss adjustment expenses	87,352	82,431	236,727	194,468
Underwriting, acquisition and insurance expenses	31,465	22,927	89,490	67,471
Other expenses	388	1,022	1,234	1,022
Total expenses	119,205	106,380	327,451	262,961
Income before income taxes	45,679	16,121	128,726	57,593
Total income tax expense	9,054	1,231	24,387	7,355
Net income	36,625	14,890	104,339	50,238
Other comprehensive (loss) income:
Change in net unrealized gains on available-for-sale investments, net of taxes	(6,072)	6,554	(16,111)	24,339
Total comprehensive income	$30,553	$21,444	$88,228	$74,577

Earnings per share:
Basic	$1.61	$0.66	$4.60	$2.26
Diluted	$1.59	$0.65	$4.53	$2.21

Weighted-average shares outstanding:
Basic	22,714	22,398	22,681	22,220
Diluted	23,064	22,928	23,057	22,775

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	228	292,690	272,890	21,758	587,566
Issuance of common stock under stock-based compensation plan	7	—	163	—	—	163
Stock-based compensation expense	—	—	1,279	—	—	1,279
Restricted shares withheld for taxes	(13)	—	(2,082)	—	—	(2,082)
Dividends declared ($0.11 per share)	—	—	—	(2,508)	—	(2,508)
Other comprehensive income, net of tax	—	—	—	—	9,583	9,583
Net income	—	—	—	35,635	—	35,635
Balance at June 30, 2021	22,806	228	292,050	306,017	31,341	629,636
Issuance of common stock under stock-based compensation plan	13	—	220	—	—	220
Stock-based compensation expense	—	—	1,265	—	—	1,265
Dividends declared ($0.11 per share)	—	—	—	(2,509)	—	(2,509)
Other comprehensive loss, net of tax	—	—	—	—	(6,072)	(6,072)
Net income	—	—	—	36,625	—	36,625
Balance at September 30, 2021	22,819	$228	$293,535	$340,133	$25,269	$659,165

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock under stock-based compensation plan	48	1	701	—	—	702
Stock-based compensation expense	—	—	812	—	—	812
Dividends declared ($0.09 per share)	—	—	—	(2,001)	—	(2,001)
Other comprehensive loss, net of tax	—	—	—	—	(9,223)	(9,223)
Net income	—	—	—	5,086	—	5,086
Balance at March 31, 2020	22,254	223	230,742	166,074	4,295	401,334
Issuance of common stock under stock-based compensation plan	61	—	395	—	—	395
Stock-based compensation expense	—	—	931	—	—	931
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.09 per share)	—	—	—	(2,013)	—	(2,013)
Other comprehensive income, net of tax	—	—	—	—	27,008	27,008
Net income	—	—	—	30,262	—	30,262
Balance at June 30, 2020	22,303	223	230,265	194,323	31,303	456,114
Issuance of common stock, net of issuance costs	311	3	56,698	—	—	56,701
Issuance of common stock under stock-based compensation plan	48	1	953	—	—	954
Stock-based compensation expense	—	—	952	—	—	952
Dividends declared ($0.09 per share)	—	—	—	(2,034)	—	(2,034)
Other comprehensive income, net of tax	—	—	—	—	6,554	6,554
Net income	—	—	—	14,890	—	14,890
Balance at September 30, 2020	22,662	$227	$288,868	$207,179	$37,857	$534,131

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating activities:
Net cash provided by operating activities	$301,881	$206,461

Investing activities:
Purchase of property and equipment	(4,770)	(29,088)
Sale of property and equipment	—	4,999
Purchases – fixed-maturity securities	(509,000)	(389,713)
Purchases – equity securities	(11,717)	(33,830)
Sales – fixed-maturity securities	102,552	79,042
Sales – equity securities	3,185	—
Maturities and calls – fixed-maturity securities	139,669	66,204
Net cash used in investing activities	(280,081)	(302,386)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	56,701
Proceeds from credit facility	—	23,300
Payroll taxes withheld and remitted on share-based payments	(2,082)	(1,803)
Proceeds from stock options exercised	722	2,051
Dividends paid	(7,521)	(6,036)
Net cash (used in) provided by financing activities	(8,881)	74,213
Net change in cash and cash equivalents	12,919	(21,712)
Cash and cash equivalents at beginning of year	77,093	100,408
Cash and cash equivalents at end of period	$90,012	$78,696
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,932	$—	$(10)	$6,922
Obligations of states, municipalities and political subdivisions	214,776	11,739	(454)	226,061
Corporate and other securities	434,489	14,101	(2,100)	446,490
Asset-backed securities	298,492	3,255	(79)	301,668
Commercial mortgage-backed securities	58,579	2,942	(81)	61,440
Residential mortgage-backed securities	300,016	2,817	(2,541)	300,292
Total fixed-maturity investments	$1,313,284	$34,854	$(5,265)	$1,342,873

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$14,792	$(67)	$230,906
Corporate and other securities	294,854	21,840	(86)	316,608
Asset-backed securities	236,813	4,230	(382)	240,661
Commercial mortgage-backed securities	66,110	4,886	(27)	70,969
Residential mortgage-backed securities	217,859	4,938	(141)	222,656
Total fixed-maturity investments	$1,031,817	$50,686	$(703)	$1,081,800
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$6,922	$(10)	$—	$—	$6,922	$(10)
Obligations of states, municipalities and political subdivisions	24,496	(454)	—	—	24,496	(454)
Corporate and other securities	127,870	(1,984)	1,080	(116)	128,950	(2,100)
Asset-backed securities	63,318	(58)	7,771	(21)	71,089	(79)
Commercial mortgage-backed securities	8,500	(81)	—	—	8,500	(81)
Residential mortgage-backed securities	188,418	(2,505)	1,249	(36)	189,667	(2,541)
Total fixed-maturity investments	$419,524	$(5,092)	$10,100	$(173)	$429,624	$(5,265)

At September 30, 2021, the Company held 165 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $429.6 million and gross unrealized losses of $5.3 million. Of these securities, 8 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2021, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2021, 80.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the nine months ended September 30, 2021, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2021 are summarized, by contractual maturity, as follows:

	September 30, 2021
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$8,471	$8,601
Due after one year through five years	172,248	178,438
Due after five years through ten years	211,736	219,098
Due after ten years	263,742	273,336
Asset-backed securities	298,492	301,668
Commercial mortgage-backed securities	58,579	61,440
Residential mortgage-backed securities	300,016	300,292
Total fixed-maturity securities	$1,313,284	$1,342,873

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest:
Taxable bonds	$6,471	$5,383	$18,356	$15,253
Tax exempt municipal bonds	874	918	2,636	2,741
Cash equivalents and short-term investments	1	—	11	261
Dividends on equity securities	979	1,100	2,801	2,554
Gross investment income	8,325	7,401	23,804	20,809
Investment expenses	(230)	(393)	(1,338)	(1,196)
Net investment income	$8,095	$7,008	$22,466	$19,613

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed-maturity securities:
Realized gains	$804	$719	$2,445	$1,826
Realized losses	—	(72)	(2)	(162)
Net realized gains from fixed-maturity securities	804	647	2,443	1,664

Equity securities:
Realized gains	97	—	97	—
Realized losses	(6)	—	(143)	—
Net realized gains (losses) from equity securities	91	—	(46)	—
Realized gains from the sales of short-term investments	—	—	—	12
Net realized investment gains	$895	$647	$2,397	$1,676

Change in net unrealized gains (losses) on fixed-maturity securities
For the three and nine months ended September 30, 2021, the changes in net unrealized gains (losses) for fixed-maturity securities were $(7.7) million and $(20.4) million, respectively. For the three and nine months ended September 30, 2020, the changes in net unrealized gains for fixed-maturity securities were $8.3 million and $30.8 million, respectively.

Insurance – statutory deposits
The Company had invested assets with a fair value of $6.7 million and $6.9 million on deposit with state regulatory authorities at September 30, 2021 and December 31, 2020, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $15.6 million at September 30, 2021. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
3.     Fair value measurements
Fair value is estimated for each class of financial instrument based on the framework established in the fair value accounting guidance. Fair value is defined as the price in the principal market that would be received for an asset or paid to transfer a liability to facilitate an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,922	$—	$—	$6,922
Obligations of states, municipalities and political subdivisions	—	226,061	—	226,061
Corporate and other securities	—	446,490	—	446,490
Asset-backed securities	—	301,668	—	301,668
Commercial mortgage-backed securities	—	61,440	—	61,440
Residential mortgage-backed securities	—	300,292	—	300,292
Total fixed-maturity securities	6,922	1,335,951	—	1,342,873

Equity securities:
Exchange traded funds	112,984	—	—	112,984
Non-redeemable preferred stock	—	38,808	—	38,808
Total equity securities	112,984	38,808	—	151,792
Total	$119,906	$1,374,759	$—	$1,494,665

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$230,906	$—	$230,906
Corporate and other securities	—	316,608	—	316,608
Asset-backed securities	—	240,661	—	240,661
Commercial mortgage-backed securities	—	70,969	—	70,969
Residential mortgage-backed securities	—	222,656	—	222,656
Total fixed-maturity securities	—	1,081,800	—	1,081,800

Equity securities:
Exchange traded funds	98,050	—	—	98,050
Non-redeemable preferred stock	—	31,612	—	31,612
Total equity securities	98,050	31,612	—	129,662
Total	$98,050	$1,113,412	$—	$1,211,462

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

The carrying value of cash equivalents approximates its fair value at September 30, 2021 and December 31, 2020, due to the short-term maturities of these assets. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of September 30, 2021 and December 31, 2020. See Note 12 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$38,801	$28,942	$31,912	$23,564
Policy acquisition costs deferred:
Direct commissions	28,837	21,214	81,740	58,788
Ceding commissions	(8,089)	(5,746)	(21,283)	(13,509)
Other underwriting and policy acquisition costs	1,600	916	4,540	3,385
Policy acquisition costs deferred	22,348	16,384	64,997	48,664
Amortization of net policy acquisition costs	(20,876)	(15,033)	(56,636)	(41,935)
Balance, end of period	$40,273	$30,293	$40,273	$30,293

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
5.     Property and equipment, net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Building	$32,973	$31,675
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,054	2,770
Software	6,991	4,815
Furniture and fixtures	2,194	1,731
Land improvements	472	317
	53,824	49,448
Accumulated depreciation	(4,941)	(3,262)
Total property and equipment, net	$48,883	$46,186

During the first quarter of 2020, the Company sold a portion of both its land and parking deck for approximately $6.5 million to a real estate developer for the development of an apartment building. As of September 30, 2021, the Company had received $5.0 million of the proceeds from the sale and is expected to receive the remaining $1.5 million upon completion of the apartment building. This receivable is included in "other assets" on the accompanying consolidated balance sheet.

6.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$26,317	$18,585	$71,036	$50,068
Ceding commissions	(6,902)	(4,588)	(18,344)	(11,234)
Other operating expenses	12,050	8,930	36,798	28,637
Total	$31,465	$22,927	$89,490	$67,471

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $11.6 million and $6.6 million for the three months ended September 30, 2021 and 2020, respectively. Salaries, bonuses, and employee benefit expenses were $34.9 million and $24.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $3.6 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2021, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of restricted stock activity under the 2016 Incentive Plan for the nine months ended September 30, 2021 is as follows:

	For the Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	108,392	$97.40
Granted	35,870	$185.00
Vested	(40,752)	$86.77
Forfeited	(6,940)	$128.40
Non-vested outstanding at the end of the period	96,570	$132.19

Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2021, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 12,846.
The weighted average grant-date fair value of the Company's restricted stock awards granted during the nine months ended September 30, 2021 and 2020 was $185.00 and $145.46, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2021 and 2020 was $6.8 million and $5.8 million, respectively. As of September 30, 2021, the Company had $10.4 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.7 years.
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

A summary of option activity as of September 30, 2021, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	387,738	$16.00
Granted	—	—
Forfeited	(934)	16.00
Exercised	(45,192)	16.00
Outstanding at September 30, 2021	341,612	$16.00	4.8	$49,773
Exercisable at September 30, 2021	341,612	$16.00	4.8	$49,773

The total intrinsic value of options exercised was $7.3 million and $17.9 million during the nine months ended September 30, 2021 and 2020, respectively.
8.    Earnings per share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$36,625	$14,890	$104,339	$50,238

Weighted average common shares outstanding - basic	22,714	22,398	22,681	22,220
Effect of potential dilutive securities:
Conversion of stock options	317	465	329	491
Conversion of restricted stock	33	65	47	64
Weighted average common shares outstanding - diluted	23,064	22,928	23,057	22,775

Earnings per common share:
Basic	$1.61	$0.66	$4.60	$2.26
Diluted	$1.59	$0.65	$4.53	$2.21

There were no anti-dilutive stock awards for the three months ended September 30, 2021 and 2020. There were 30 thousand and 35 thousand anti-dilutive stock awards for the nine months ended September 30, 2021 and 2020, respectively.

9. Income taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 18.9% and 12.8% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments. During the nine months ended September 30, 2021, the level of stock options exercised was lower than the nine months ended September 30, 2020, which resulted in a higher effective tax rate.
10.     Reserves for unpaid losses and loss adjustment expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2021	2020
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$636,013	$460,058
Less: reinsurance recoverable on unpaid losses	83,730	69,792
Adoption of accounting standard for credit losses	—	(282)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	552,283	390,548
Incurred losses and loss adjustment expenses:
Current year	262,140	204,096
Prior years	(25,413)	(9,628)
Total net losses and loss adjustment expenses incurred	236,727	194,468

Payments:
Current year	12,110	10,256
Prior years	68,546	57,253
Total payments	80,656	67,509
Net reserves for unpaid losses and loss adjustment expenses, end of period	708,354	517,507
Reinsurance recoverable on unpaid losses	106,502	85,693
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$814,856	$603,200

During the nine months ended September 30, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $25.4 million, of which $28.9 million was attributable to the 2020 accident year. Actuarial assumptions for the 2020 accident year reflected additional uncertainty to account for potential COVID-19 related claims. However, the Company's current outlook is more favorable than in the prior year as no significant claims have been reported to date and, as a result, the Company adjusted certain assumptions in the 2021 period. In addition, reported losses have been emerging at lower levels than expected across most lines of business. This favorable development was offset in part by adverse development, mostly attributable to the

2015-2018 accident years as a result of modest adjustments in actuarial assumptions based on observable trends. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2021 included $8.8 million of catastrophe losses primarily related to Hurricane Ida and winter storms Uri and Viola in Texas.
During the nine months ended September 30, 2020, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2019 developed favorably by $9.6 million, of which $7.8 million was attributable to the 2019 accident year. The favorable development resulted from reported losses emerging at lower levels than expected across most lines of business. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2020 included $17.1 million of catastrophe losses primarily related to Hurricanes Laura and Sally and the California wildfires.
11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Premiums written:
Direct	$197,616	$144,777	$560,553	$402,904
Assumed	—	—	—	—
Ceded	(26,939)	(22,529)	(77,825)	(54,996)
Net written	$170,677	$122,248	$482,728	$347,908

Premiums earned:
Direct	$180,458	$127,301	$486,920	$343,184
Assumed	—	—	—	21
Ceded	(23,587)	(19,057)	(69,308)	(48,243)
Net earned	$156,871	$108,244	$417,612	$294,962

The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$10,640	$19,297	$34,053	$30,202

The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables on paid losses	$5,524	$9,485
Reinsurance recoverables on unpaid losses	106,502	83,730
Reinsurance recoverables	$112,026	$93,215

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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate ("ABR") loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of September 30, 2021, there was $42.7 million outstanding under the Credit Facility, net of debt issuance cost of $0.3 million, with a weighted average interest rate of 1.88%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of September 30, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(6,994)	$8,701	$(18,162)	$32,113
Income tax benefit (expense)	1,469	(1,827)	3,814	(6,744)
Unrealized (losses) gains arising during the period, net of income taxes	(5,525)	6,874	(14,348)	25,369
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	693	405	2,232	1,304
Income tax expense	(146)	(85)	(469)	(274)
Reclassification adjustment included in net income, net of income taxes	547	320	1,763	1,030
Other comprehensive (loss) income	$(6,072)	$6,554	$(16,111)	$24,339

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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2021, the percentage breakdown of our gross written premiums was 86% casualty and 14% property. Our underwriting divisions include small business, excess casualty, construction, commercial property, allied health, product liability, general casualty, life sciences, professional liability, management liability, energy, environmental, health care, public entity, inland marine and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 4% of our gross written premiums in the first nine months of 2021, and is included within our personal insurance division.
COVID-19
We have been closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including how it will impact premium volume, losses and the fair value of our investment portfolio.
To date, management has not seen a significant decrease in the growth rate of its gross written premiums since the beginning of the COVID-19 pandemic and the related pressure in certain sectors of the U.S. economy. Over the past few years, including the time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market and management expects premium growth to continue throughout the remainder of 2021.
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
With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19. Subsequent to the first quarter of 2020, the fair value of our investment portfolio rebounded sharply, gaining back all of the decline in fair value. However, during economic downturns, certain investments may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.
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

Three months ended September 30, 2021 compared to three months ended September 30, 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$197,616	$144,777	$52,839	36.5%
Ceded written premiums	(26,939)	(22,529)	(4,410)	19.6%
Net written premiums	$170,677	$122,248	$48,429	39.6%

Net earned premiums	$156,871	$108,244	$48,627	44.9%
Losses and loss adjustment expenses	87,352	82,431	4,921	6.0%
Underwriting, acquisition and insurance expenses	31,465	22,927	8,538	37.2%
Underwriting income (1)	38,054	2,886	35,168	1,218.6%
Net investment income	8,095	7,008	1,087	15.5%
Change in the fair value of equity securities	(1,012)	6,031	(7,043)	(116.8)%
Net realized gains on investments	895	647	248	38.3%
Other expense, net	(353)	(451)	98	(21.7)%
Income before taxes	45,679	16,121	29,558	183.4%
Income tax expense	9,054	1,231	7,823	635.5%
Net income	$36,625	$14,890	$21,735	146.0%

Net operating earnings (2)	$36,717	$9,615	$27,102	281.9%

Loss ratio	55.7%	76.1%
Expense ratio	20.0%	21.2%
Combined ratio	75.7%	97.3%

Annualized return on equity	22.7%	12.0%
Annualized operating return on equity (2)	22.8%	7.8%
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
Net income was $36.6 million for the three months ended September 30, 2021 compared to $14.9 million for the three months ended September 30, 2020, an increase of 146.0%. The increase in net income for the third quarter of 2021 over the third quarter of 2020 was primarily due to higher underwriting income reflecting favorable E&S market conditions, which resulted in higher rates on bound accounts and strong growth in broker submissions. In addition, net income for the third quarter of 2021 over the third quarter of 2020 reflected lower catastrophe activity and higher net favorable development of loss reserves from prior accident years. These increases were offset in part by a decline in the fair value of equity securities during the third quarter of 2021 relative to the same period last year.
Underwriting income was $38.1 million for the three months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020, an increase of 1,218.6%. The corresponding combined ratios were 75.7% for the three months ended September 30, 2021 compared to 97.3% for the three months ended September 30, 2020. The increase in our underwriting income in the third quarter of 2021 compared to the third quarter of 2020, was largely due to premium growth and continued rate increases from a strong underwriting environment, lower catastrophe activity and higher net favorable development of loss reserves from prior accident years. Net catastrophe losses incurred during the third quarter of 2021 were $5.9 million compared to $16.7 million during the third quarter of 2020.
Premiums
Our gross written premiums were $197.6 million for the three months ended September 30, 2021 compared to $144.8 million for the three months ended September 30, 2020, an increase of $52.8 million, or 36.5%. The increase in gross written premiums for the third quarter of 2021 over the same period last year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from favorable market conditions. The average premium on a policy written was approximately $10,700 in the third quarter of 2021 compared to approximately $9,100 in the third quarter of 2020. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $13,000 in the third quarter of 2021 compared to $11,700 in the third quarter of 2020.
Net written premiums increased by $48.4 million, or 39.6%, to $170.7 million for the three months ended September 30, 2021 from $122.2 million for the three months ended September 30, 2020. The increase in net written premiums for the third quarter of 2021 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.4% for the three months ended September 30, 2021 compared to 84.4% for the three months ended September 30, 2020. The increase in the net retention ratio was largely due to the change in the mix of business quarter over quarter and higher reinstatement premiums in the third quarter of 2020.
Net earned premiums increased by $48.6 million, or 44.9%, to $156.9 million for the three months ended September 30, 2021 from $108.2 million for the three months ended September 30, 2020 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 55.7% for the three months ended September 30, 2021 compared to 76.1% for the three months ended September 30, 2020. The decrease in the loss ratio in the third quarter of 2021 compared to the third quarter of 2020 was due primarily to lower catastrophe activity, lower loss selections for the current accident year and higher favorable development on loss reserves from prior accident years. The loss selections in the current accident year were lower relative to the prior year due to favorable market conditions and continued rate increases. During the three months ended September 30, 2021, net catastrophe losses incurred in the current accident year were primarily attributable to Hurricane Ida. During the three months ended September 30, 2020, net catastrophe losses incurred were primarily due to Hurricanes Laura and Sally and the California wildfires.
Loss reserves for prior accident years developed favorably by $9.2 million for the three months ended September 30, 2021, of which $7.1 million was attributable to the 2020 accident year. Actuarial assumptions for the 2020 accident year reflected additional uncertainty to account for potential COVID-19 related claims. However, our current outlook is more favorable than in the prior year as no significant claims have been reported to date and, as a result, we have adjusted certain assumptions in the 2021 period. In addition, reported losses have been emerging at lower levels than expected across most lines of business. Loss reserves for prior accident years developed favorably by

$3.0 million, for the three months ended September 30, 2020, which was primarily attributable to the 2019 accident year.
The following table summarizes the loss ratios for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$90,675	57.8%	$68,764	63.5%
Current year catastrophe losses	5,882	3.8%	16,670	15.4%
Effect of prior year development	(9,205)	(5.9)%	(3,003)	(2.8)%
Total	$87,352	55.7%	$82,431	76.1%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$26,317	16.8%	$18,585	17.2%
Ceding	(6,902)	(4.5)%	(4,588)	(4.2)%
Net commissions incurred	19,415	12.3%	13,997	13.0%
Other underwriting expenses	12,050	7.7%	8,930	8.2%
Underwriting, acquisition and insurance expenses	$31,465	20.0%	$22,927	21.2%

The expense ratio was 20.0% for the three months ended September 30, 2021 compared to 21.2% for the three months ended September 30, 2020. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was mostly due to higher ceding commissions resulting from growth in the excess casualty and personal insurance lines of business and a change in the mix of business. Direct commissions paid as a percent of gross written premiums was 14.6% for both the three months ended September 30, 2021 and 2020.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
($ in thousands)	2021	2020	Change	% Change

Interest from fixed-maturity securities	$7,345	$6,301	$1,044	16.6%
Dividends from equity securities	979	1,100	(121)	(11.0)%
Other	1	—	1	NM
Gross investment income	8,325	7,401	924	12.5%
Investment expenses	(230)	(393)	163	(41.5)%
Net investment income	8,095	7,008	1,087	15.5%
Change in the fair value of equity securities	(1,012)	6,031	(7,043)	(116.8)%
Net realized investment gains	895	647	248	38.3%
Total	$7,978	$13,686	$(5,708)	(41.7)%
NM - Percentage change not meaningful.
Our net investment income increased by 15.5% to $8.1 million for the three months ended September 30, 2021 from $7.0 million for the three months ended September 30, 2020. This increase was primarily due to growth in our investment portfolio generated from the investment of positive cash flow since September 30, 2020. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.5% for the three months ended September 30, 2021, compared to 2.9% for the three months ended September 30, 2020.
The fair value of our equity investment portfolio decreased $1.0 million for the three months ended September 30, 2021 compared to an increase of $6.0 million for the three months ended September 30, 2020. During the third quarter of 2021, the change in fair value was mostly attributable to our exchange-traded fund ("ETF") securities, whose valuations are largely reflective of the broader U.S. stock markets. During the third quarter of 2020, the fair value of our ETF securities continued to rebound from a significant decline in fair value driven by the disruption in the financial markets in March 2020 associated with the COVID-19 pandemic.

Income tax expense
Our effective tax rate was 19.8% for the three months ended September 30, 2021 compared to 7.6% for the three months ended September 30, 2020. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income. During the three months ended September 30, 2021, the level of stock options exercised was significantly lower than the comparable prior year period, which resulted in a higher effective tax rate quarter over quarter.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$560,553	$402,904	$157,649	39.1%
Ceded written premiums	(77,825)	(54,996)	(22,829)	41.5%
Net written premiums	$482,728	$347,908	$134,820	38.8%

Net earned premiums	$417,612	$294,962	$122,650	41.6%
Losses and loss adjustment expenses	236,727	194,468	42,259	21.7%
Underwriting, acquisition and insurance expenses	89,490	67,471	22,019	32.6%
Underwriting income (1)	91,395	33,023	58,372	176.8%
Net investment income	22,466	19,613	2,853	14.5%
Change in fair value of equity securities	13,644	3,709	9,935	267.9%
Net realized investment gains	2,397	1,676	721	43.0%
Other expense, net	(1,176)	(428)	(748)	174.8%
Income before taxes	128,726	57,593	71,133	123.5%
Income tax expense	24,387	7,355	17,032	231.6%
Net income	$104,339	$50,238	$54,101	107.7%

Net operating earnings (2)	$91,666	$45,984	$45,682	99.3%

Loss ratio	56.7%	65.9%
Expense ratio	21.4%	22.9%
Combined ratio	78.1%	88.8%

Annualized return on equity	22.5%	14.3%
Annualized operating return on equity(2)	19.8%	13.0%
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
Net income was $104.3 million for the nine months ended September 30, 2021 compared to $50.2 million for the nine months ended September 30, 2020, an increase of 107.7%. The increase in net income for the first nine months of 2021 over the same period last year was due to a number of factors including growth in the business from favorable market conditions and continued rate increases, higher net favorable development of loss reserves from prior accident years and higher returns on equity investments as a result of a rebound in the financial markets. In addition, net income for the nine months ended September 30, 2021 reflected lower catastrophe activity compared to the same period last year.

Underwriting income was $91.4 million for the nine months ended September 30, 2021 compared to $33.0 million for the nine months ended September 30, 2020, an increase of 176.8%. The corresponding combined ratios were 78.1% for the nine months ended September 30, 2021 compared to 88.8% for the nine months ended September 30, 2020. The increase in underwriting income for the first nine months of 2021 compared to the same period last year was due to higher premium growth and continued rate increases from a favorable market environment, higher net favorable development of loss reserves from prior accident years and lower catastrophe activity.
Premiums
Our gross written premiums were $560.6 million for the nine months ended September 30, 2021 compared to $402.9 million for the nine months ended September 30, 2020, an increase of $157.6 million, or 39.1%. The increase in gross written premiums for the first nine months of 2021 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was approximately $10,100 in the first nine months of 2021 compared to approximately $8,900 in the first nine months of 2020. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $12,700 for the first nine months of 2021 and approximately $11,600 for the first nine months of 2020.
Net written premiums increased by $134.8 million, or 38.8%, to $482.7 million for the nine months ended September 30, 2021 from $347.9 million for the nine months ended September 30, 2020. The increase in net written premiums for the first nine months of 2021 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.1% for the nine months ended September 30, 2021 compared to 86.4% for the same period last year. The decrease in the net retention ratio was primarily due to a change in the mix of business.
Net earned premiums increased by $122.7 million, or 41.6%, to $417.6 million for the nine months ended September 30, 2021 from $295.0 million for the nine months ended September 30, 2020 due to growth in gross written premiums.
Loss ratio
The loss ratio was 56.7% for the nine months ended September 30, 2021 compared to 65.9% for the nine months ended September 30, 2020. The decrease in the loss ratio in the first nine months of 2021 compared to the first nine months of 2020 was due primarily to lower catastrophe activity, higher favorable net development of reserves from prior accident years and lower loss selections for the current accident year. The loss selections in the current accident year were lower relative to the prior year due to favorable market conditions and continued rate increases. During the nine months ended September 30, 2021, net catastrophe losses incurred in the current accident year were primarily attributable to Hurricane Ida and the winter storms Uri and Viola in Texas. During the nine months ended September 30, 2020, net catastrophe losses incurred were primarily due to Hurricanes Laura and Sally and the California wildfires.
During the nine months ended September 30, 2021, prior accident years developed favorably by $25.4 million, of which $28.9 million was attributable to the 2020 accident year. Actuarial assumptions for the 2020 accident year reflected additional uncertainty to account for potential COVID-19 related claims. However, our current outlook is more favorable than in the prior year as no significant claims have been reported to date and, as a result, we have adjusted certain assumptions in the 2021 period. In addition, reported losses have been emerging at lower levels than expected across most lines of business. This favorable development was offset in part by adverse development, mostly attributable to the 2015-2018 accident years as a result of modest adjustments in actuarial assumptions based on observable trends.

During the nine months ended September 30, 2020, loss reserves from prior accident years developed favorably by $9.6 million, of which $7.8 million was attributable to the 2019 accident year. The favorable development resulted from reported losses emerging at lower levels than expected across most lines of business.

The following table summarizes the loss ratios for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$253,348	60.7%	$186,965	63.4%
Current year catastrophe losses	8,792	2.1%	17,131	5.8%
Effect of prior year development	(25,413)	(6.1)%	(9,628)	(3.3)%
Total	$236,727	56.7%	$194,468	65.9%

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$71,036	17.0%	$50,068	17.0%
Ceding	(18,344)	(4.4)%	(11,234)	(3.8)%
Net commissions incurred	52,692	12.6%	38,834	13.2%
Other underwriting expenses	36,798	8.8%	28,637	9.7%
Underwriting, acquisition and insurance expenses	$89,490	21.4%	$67,471	22.9%

The expense ratio was 21.4% for the nine months ended September 30, 2021 compared to 22.9% for the nine months ended September 30, 2020. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was due to higher ceding commissions resulting from growth in the excess casualty and personal insurance lines of business and a change in the mix of business. Direct commissions paid as a percent of gross written premiums was 14.6% for both the nine months ended September 30, 2021 and 2020.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
($ in thousands)	2021	2020	Change	% Change

Interest from fixed-maturity securities	$20,992	$17,994	$2,998	16.7%
Dividends from equity securities	2,801	2,554	247	9.7%
Other	11	261	(250)	(95.8)%
Gross investment income	23,804	20,809	2,995	14.4%
Investment expenses	(1,338)	(1,196)	(142)	11.9%
Net investment income	22,466	19,613	2,853	14.5%
Change in fair value of equity securities	13,644	3,709	9,935	267.9%
Net realized investment gains	2,397	1,676	721	43.0%
Total	$38,507	$24,998	$13,509	54.0%

Our net investment income increased by 14.5% to $22.5 million for the nine months ended September 30, 2021 from $19.6 million for the nine months ended September 30, 2020. This increase in the first nine months of 2021 compared to the same period last year was primarily due to growth in our investment portfolio generated from the investment of positive cash flow since September 30, 2020 and proceeds from our equity offering in the third quarter of 2020. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.5% for the nine months and ended September 30, 2021 and 3.0% for the nine months ended September 30, 2020.
During the first nine months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $13.4 million and unrealized gains related to non-redeemable preferred stock of $0.2 million. The change in unrealized gains during the first nine months of 2021 attributable to ETF securities was largely reflective of the gains in the broader U.S. stock market.
During the first nine months of 2020, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $4.5 million and unrealized losses related to preferred stock of $0.8 million. Fair values of ETF's declined by $13.1 million during the first quarter of 2020, driven by the disruption in the financial markets associated with the COVID-19 pandemic and, subsequently, the fair value of those securities rebounded sharply during the second quarter of 2020. Consistent with the trend experienced in the second quarter of 2020, the fair values of these securities continued to increase during the third quarter of 2020, although to a lesser degree.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the nine months ended September 30, 2021 or 2020.
Income tax expense
Our effective tax rate was 18.9% for the nine months ended September 30, 2021 compared to 12.8% for the nine months ended September 30, 2020. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income. During the nine months ended September 30, 2021, the level of stock options exercised was lower than the comparable prior year period, which resulted in a higher effective tax rate.

Return on equity
Our annualized return on equity was 22.5% for the nine months ended September 30, 2021 compared to 14.3% for the nine months ended September 30, 2020. Our annualized operating return on equity was 19.8% for the nine months ended September 30, 2021 compared to 13.0% for the nine months ended September 30, 2020. The increase in annualized operating return on equity for the nine months ended September 30, 2021 compared to the prior period was attributable primarily to growth in the business from continuing favorable market conditions and rate increases, lower catastrophe activity and higher net favorable development of loss reserves from prior accident years.
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

On August 7, 2020, we completed an underwritten public offering and sold and issued 310,500 shares of our common stock at a price of $190 per share. After deducting underwriting discounts and commissions, we received net proceeds of $56.7 million, which were used for general corporate purposes, including to fund organic growth.
Our cash flows for the nine months ended September 30, 2021 and 2020 were:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$301,881	$206,461
Investing activities	(280,081)	(302,386)
Financing activities	(8,881)	74,213
Change in cash and cash equivalents	$12,919	$(21,712)

Net cash provided by operating activities was approximately $301.9 million for the nine months ended September 30, 2021, compared to $206.5 million for the same period in 2020. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $280.1 million for the nine months ended September 30, 2021, compared to $302.4 million for the nine months ended September 30, 2020. Net cash used in investing activities during the first nine months of 2021 included purchases of fixed-maturity securities of $509.0 million, and were comprised primarily of corporate bonds, mortgage- and asset-backed securities, municipal securities and, to a lesser extent, U.S. Treasuries. During the first nine months of 2021, we received proceeds of $102.6 million from sales of fixed-maturity securities, largely corporate bonds, and $139.7 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2021, purchases of ETF securities and non-redeemable preferred stock were $1.5 million and $10.2 million, respectively.
Net cash used in investing activities of $302.4 million during the first nine months of 2020 included purchases of fixed-maturity securities of $389.7 million, which in part reflected the investment of proceeds from the equity offering during the third quarter of 2020 and the deployment of cash equivalents held at December 31, 2019. Purchases of fixed-maturity securities were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first nine months of 2020, we received proceeds of $79.0 million from sales of fixed-maturity securities, largely corporate bonds, and $66.2 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2020, purchases of ETF securities and non-redeemable preferred stock were $26.6 million and $7.2 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $24.1 million, primarily related to the development of our new corporate headquarters.
During the first nine months of 2021, cash used in financing activities reflected dividends paid of $0.33 per common share, or $7.5 million in aggregate. In addition, payroll taxes withheld and remitted on restricted stock awards was $2.1 million, offset in part by proceeds received from our equity compensation plans of $0.7 million, for the nine months ended September 30, 2021.
During the first nine months of September 30, 2020, cash provided by financing activities reflected net proceeds from the equity offering of $56.7 million, which was used for general corporate purposes, including to fund organic growth. In addition, we drew down $23.3 million on our Credit Facility, which was used to fund construction of our new headquarter facilities. During the first nine months of 2020, cash used in financing activities reflected dividends paid of $0.27 per common share, or $6.0 million in aggregate. Proceeds received from our equity compensation plans were $2.1 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the nine months ended September 30, 2020.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility was used to fund construction of our new headquarters but may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of September 30, 2021, there was $42.7 million outstanding under the Credit Facility, net of debt issuance costs.
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

The following is a summary of our significant reinsurance programs as of September 30, 2021:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2021, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of September 30, 2021, we recorded an allowance for doubtful accounts of $0.3 million related to our reinsurance balances.

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
Financial condition
Stockholders' equity
At September 30, 2021, total stockholders' equity was $659.2 million and tangible stockholders' equity was $656.4 million, compared to total stockholders' equity of $576.2 million and tangible stockholders' equity $573.4 million at December 31, 2020. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period and activity related to stock-based compensation plans, offset in part by an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2021, our cash and invested assets of $1.6 billion consisted of fixed-maturity securities, equity securities and cash and cash equivalents. At September 30, 2021, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.3 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2021, we also held $151.8 million of equity securities, which were comprised of ETF securities and non-redeemable preferred stock, and $90.0 million of cash and cash equivalents.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.4 years and 4.3 years at September 30, 2021 and December 31, 2020, respectively, and an average rating of "AA-" at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,932	$6,922	0.5%	$—	$—	—%
Obligations of states, municipalities and political subdivisions	214,776	226,061	16.8%	216,181	230,906	21.3%
Corporate and other securities	434,489	446,490	33.2%	294,854	316,608	29.3%
Asset-backed securities	298,492	301,668	22.5%	236,813	240,661	22.2%
Commercial mortgage-backed securities	58,579	61,440	4.6%	66,110	70,969	6.6%
Residential mortgage-backed securities	300,016	300,292	22.4%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,313,284	$1,342,873	100.0%	$1,031,817	$1,081,800	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2021		December 31, 2020
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$365,705	27.2%	$312,721	28.9%
AA	483,381	36.0%	382,174	35.3%
A	229,741	17.1%	187,970	17.4%
BBB	183,545	13.7%	157,777	14.6%
Below BBB and unrated	80,501	6.0%	41,158	3.8%
Total	$1,342,873	100.0%	$1,081,800	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$8,471	$8,601	0.6%	$15,545	$15,782	1.5%
Due after one year through five years	172,248	178,438	13.3%	107,150	115,390	10.7%
Due after five years through ten years	211,736	219,098	16.3%	156,958	169,711	15.7%
Due after ten years	263,742	273,336	20.3%	231,382	246,631	22.8%
Asset-backed securities	298,492	301,668	22.5%	236,813	240,661	22.2%
Commercial mortgage-backed securities	58,579	61,440	4.6%	66,110	70,969	6.5%
Residential mortgage-backed securities	300,016	300,292	22.4%	217,859	222,656	20.6%
Total fixed-maturity securities	$1,313,284	$1,342,873	100.0%	$1,031,817	$1,081,800	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2021, 7.1% of our total cash and investments was invested in ETF securities. At September 30, 2021 and December 31, 2020, our ETF balances were comprised of the following funds:

	September 30, 2021		December 31, 2020
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$74,588	66.0%	$64,760	66.0%
Dividend yield equity fund	38,396	34.0%	33,290	34.0%
Total	$112,984	100.0%	$98,050	100.0%

As of September 30, 2021, 2.4% of our total cash and investments was invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$34,845	89.8%	$27,744	87.8%
Utilities	3,053	7.9%	3,034	9.6%
Industrials and other	910	2.3%	834	2.6%
Total	$38,808	100.0%	$31,612	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.7 million and $6.9 million at September 30, 2021 and December 31, 2020, respectively.
Off-balance sheet arrangements
We do not have any material off-balance sheet arrangements at September 30, 2021.
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

Net income for the three and nine months ended September 30, 2021 and 2020, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$36,625	$14,890	$104,339	$50,238
Income tax expense	9,054	1,231	24,387	7,355
Income before income taxes	45,679	16,121	128,726	57,593
Other expenses (1)	388	1,022	1,234	1,022
Net investment income	(8,095)	(7,008)	(22,466)	(19,613)
Change in the fair value of equity securities	1,012	(6,031)	(13,644)	(3,709)
Net realized investment gains	(895)	(647)	(2,397)	(1,676)
Other income	(35)	(571)	(58)	(594)
Underwriting income	$38,054	$2,886	$91,395	$33,023
(1) Other expenses are comprised of interest expense on the Company's Credit Facility and other corporate expenses not allocated to our insurance operations.

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
Net income for the three and nine months ended September 30, 2021 and 2020, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$36,625	$14,890	$104,339	$50,238
Change in the fair value of equity securities, after taxes	799	(4,764)	(10,779)	(2,930)
Net realized investment gains, after taxes	(707)	(511)	(1,894)	(1,324)
Net operating earnings	$36,717	$9,615	$91,666	$45,984

Operating return on equity:
Average stockholders' equity (1)	$644,401	$495,123	$617,702	$470,006
Annualized return on equity (2)	22.7%	12.0%	22.5%	14.3%
Annualized operating return on equity (3)	22.8%	7.8%	19.8%	13.0%
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
Stockholders' equity at September 30, 2021 and December 31, 2020, reconciles to tangible stockholders' equity as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Stockholders' equity	$659,165	$576,238
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$656,370	$573,443

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

KINSALE CAPITAL GROUP, INC.
Date: October 28, 2021	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: October 28, 2021	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer