Form 10-K
period 2021-12-31
Kinsale Capital Group, Inc.
filed 2022-02-25
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
(804) 289-1300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KNSL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2021 was approximately $3,540,691,287.
The number of the registrant’s common shares outstanding was 22,840,083 as of February 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Unless the context requires otherwise, the words "Kinsale," the "Company," "we," "us" and "our" in this Annual Report on Form 10-K refer to Kinsale Capital Group, Inc. and its subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to historical or current fact. These statements may discuss, among others, our future financial performance, our business prospects and strategy, our anticipated financial position, liquidity and capital, dividends and general market and industry conditions. You can identify forward-looking statements by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "outlook," "future," "will," "would," "should," "could," "may," "can have" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements are only predictions and are not guarantees of future performance. Actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include, without limitation:

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
•the possibility that severe weather conditions and catastrophes, including due to climate change, pandemics and similar events adversely affecting our business, results of operations and financial condition;
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
We have significantly grown our business and have generated attractive returns. During 2021, our gross written premiums increased by 38.3%, to $764.4 million for the year ended December 31, 2021. Our return on equity and combined ratios were 23.9% and 77.1%, respectively, for the year ended December 31, 2021. Our operating return on equity, a non-GAAP financial measure, was 20.8% for the year ended December 31, 2021. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
Our Products
We write a broad array of insurance coverages for risks that are unique or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small to medium-sized accounts, which we believe tend to be subject to less competition and have better pricing. The average premium per policy written by us in 2021 was $10,400. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was $12,900 in 2021. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2021, the percentage breakdown of our gross written premiums was 85.1% casualty and 14.9% property. Our commercial lines offerings include small business, excess casualty, construction, commercial property, allied health, products liability, life sciences, general casualty, professional liability, management liability, energy, environmental, entertainment, health care, inland marine, public entity, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.5% of our gross written premiums in 2021 and is included within our personal insurance division.

The following table provides a summary of gross premiums written by division for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021		2020		2019
	($ in thousands)
Commercial:
Small Business	$112,142	14.7%	$83,289	15.1%	$63,181	16.2%
Excess Casualty	109,464	14.3%	76,715	13.9%	51,225	13.1%
Construction	103,540	13.6%	87,206	15.8%	71,035	18.2%
Commercial Property	78,722	10.3%	51,789	9.4%	29,115	7.5%
Allied Health	59,208	7.8%	37,562	6.8%	23,962	6.1%
Products Liability	55,070	7.2%	38,306	6.9%	26,333	6.8%
Life Sciences	41,297	5.4%	31,027	5.6%	17,821	4.6%
General Casualty	36,042	4.7%	24,591	4.4%	20,931	5.4%
Professional Liability	33,226	4.3%	27,051	4.9%	20,029	5.1%
Management Liability	32,163	4.2%	24,061	4.3%	14,820	3.8%
All other commercial lines	76,497	10.0%	49,507	9.0%	34,582	8.9%
Total commercial	737,371	96.5%	531,104	96.1%	373,034	95.7%
Personal insurance	27,002	3.5%	21,710	3.9%	16,660	4.3%
Total gross written premiums	$764,373	100.0%	$552,814	100.0%	$389,694	100.0%

Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the admitted market. From 2001 to 2020, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.6% and grew direct premiums written by 8.1% annually, versus 73.5% and 3.7% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2021, our loss and loss adjustment expense ratio was 55.7%.
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

Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our low-cost operation allow us to process quotes, underwrite policies and operate at a lower cost than our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2021, our expense ratio was 21.4%.
Fully integrated claims management. We believe that actively managing our claims is an important aspect of keeping losses low, while accurately setting reserves. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 107 open claims per claims adjuster (104 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2021, our reserves for claims incurred but not reported were approximately 85.9% of our total net loss reserves. Of the total open claims as of December 31, 2021, only 41.6% were open for accident years 2019 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $66.1 billion of direct written premiums in 2020. Based on our 2021 gross written premiums of $764.4 million, our current market share is approximately 1.2%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner given our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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
Maintain a contrarian risk appetite. Our flexibility as an E&S insurer enables us to write business at attractive returns while offering competitive policies to our brokers and insureds. We believe we distinguish ourselves in the market with our contrarian risk appetite and our willingness to offer terms on risks requiring more extensive underwriting that some of our competitors may decline to consider. Such accounts frequently offer us a better return than those preferred by our competitors due to reduced competition.
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
On August 21, 2013, we established Aspera Insurance Services, Inc. ("Aspera"), an insurance broker. Aspera is domiciled in Virginia and is authorized to conduct business in Virginia, Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Vermont and Washington.
On December 3, 2018, we incorporated Kinsale Real Estate, Inc. ("Kinsale Real Estate"), as a wholly-owned subsidiary domiciled in Delaware, in order to acquire and hold real estate.

On December 3, 2018, we incorporated 2001 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to hold our corporate headquarters.
Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can consistently produce reasonable volumes of quality business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 4.0% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its brokers any underwriting or claims authority.
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
For the year ended December 31, 2021, our largest brokers were RSG Specialty, LLC, which produced $137.0 million, or 17.9%, of our gross written premiums and AmWINS Brokerage, which produced $118.8 million, or 15.5% of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2021.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2021, we paid an average commission to our brokers of 14.6% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid speed-to-quote, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	% of Total	2020	% of Total	2019	% of Total
	($ in thousands)
Gross written premiums by state:
California	$168,694	22.1%	$128,448	23.3%	$95,889	24.6%
Florida	118,736	15.5%	78,412	14.2%	48,473	12.4%
Texas	88,679	11.6%	63,312	11.5%	48,829	12.5%
New York	31,495	4.1%	27,234	4.9%	27,441	7.0%
Washington	31,167	4.1%	23,960	4.3%	17,339	4.4%
Colorado	26,250	3.4%	19,600	3.5%	11,732	3.0%
New Jersey	22,125	2.9%	16,823	3.0%	11,887	3.1%
Pennsylvania	16,518	2.2%	11,184	2.0%	6,867	1.8%
Arizona	15,894	2.1%	12,722	2.3%	8,116	2.1%
Georgia	14,920	1.9%	11,014	2.0%	6,431	1.7%
All other states	229,895	30.1%	160,105	29.0%	106,690	27.4%
	$764,373	100.0%	$552,814	100.0%	$389,694	100.0%

Underwriting
Our underwriting department consisted of approximately 180 employees as of December 31, 2021. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We are very selective in the policies we choose to bind, with approximately one in every 8 submissions bound. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2021, we received approximately 520,000 new business submissions, and of those submissions, we issued approximately 347,000 quotes and bound 36,000 policies for a new policy to new submission ratio of 6.9%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by licensed carriers constrained by approved forms and filed rates.
Beyond simply selecting risks, we attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 99.5% of our professional liability premiums written in 2021, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of approximately 50 claims professionals who had an average of 9 years of claims experience in the P&C industry as of December 31, 2021. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.

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
Information Technology
Our information technology department consisted of approximately 90 employees and contractors as of December 31, 2021. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud strategy to develop best-in-class software solutions and to attract and retain quality staff.
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
Reserve Development
We maintain reserves for specific claims incurred and reported and for claims incurred but not reported. We continually monitor and adjust our reserves as necessary using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for unpaid losses and loss adjustment expenses to reflect estimated present value. However, our ultimate liability may be greater or less than current reserves and there is always the risk that reserves may prove inadequate.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves for Unpaid Losses and Loss Adjustment Expenses" and Note 7 of the consolidated financial statements for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.

Catastrophe Risk Management
We use sophisticated computer models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. Our main catastrophe risk arises from hurricanes and we manage this exposure through:
•careful and disciplined underwriting,
•purchasing extensive reinsurance protection from financially strong counterparties,
•analyzing results of catastrophe modeling for our business portfolio on monthly basis, and
•limiting the concentration of property business by geographic area to reduce loss exposure from extreme events.
We mitigate catastrophe exposure by implementing certain aggregate risk management guidelines for our overall property business. For instance, these guidelines limit the exposed property values within a specified geographic radius, which in turn limits the gross and net PML. In addition to our aggregate risk management guidelines, we write policies using limits tactically in order to minimize exposure to large losses. While specific limits change over time as our risk appetite changes due to growth, the majority of our business is concentrated to property coverages with policy limits between $1.0 million and $5.0 million. Our insurance policies are also generally written for one year and repriced annually to reflect changing exposures, including changes in frequency and severity of weather-related claims. The increased frequency and severity of natural catastrophes drive increased volatility for insurers. It also causes standard insurers to push more catastrophe exposed business into the E&S market thereby increasing our business opportunity. E&S companies are better able to manage the volatility associated with catastrophe risk given their regulatory freedom of rate and form allowing for maximum flexibility in restricting coverage and charging higher rates.

Reinsurance
We enter into reinsurance contracts primarily to limit our exposure to potential large losses. Reinsurance involves an insurance company transferring ("ceding") a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. Our reinsurance is primarily contracted under quota-share reinsurance contracts and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. Under excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage.
As previously discussed, when managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. We mitigate our risk associated with natural catastrophes with respect to our property insurance business primarily by purchasing reinsurance from only highly-rated reinsurers. We utilize a personal lines quota-share treaty combined with a catastrophe treaty as an efficient and cost-effective way to manage the total loss exposure on our property coverages.

The following is a summary of our significant reinsurance programs as of December 31, 2021:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2021, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of December 31, 2021, we have never had a loss for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $117.6 million at December 31, 2021, and recoverables on paid losses of $5.4 million at December 31, 2021. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2021:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Swiss Reinsurance America Corp.	A+	$27,981
Munich Reinsurance America, Inc.	A+	27,411
SCOR Reinsurance Co.	A+	16,288
Allied World Reinsurance Co.	A	10,181
Odyssey America Reinsurance Corp.	A	9,492
Arch Reinsurance Co.	A+	8,302
Hannover Ruckversicherungs AG	A+	8,115
Berkley Insurance Co.	A+	4,967
General Reinsurance Corp.	A++	4,658
AXIS Reinsurance Company	A	1,204
Total for top ten reinsurers		118,599
All others		4,371
Total reinsurance recoverable		$122,970

We did not have reinsurance recoverables greater than $1.2 million at December 31, 2021 from any individual reinsurer other than the ten listed above.
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
Our cash and invested assets generally consist of fixed-maturity securities, short-term investments, cash equivalents, exchange traded funds and preferred stock (classified as equity securities on the consolidated balance sheet). Our fixed-maturity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on those securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity securities are carried at fair value and changes in the fair value of these investments are recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not actively traded in the public marketplace. Short-term investments, if any, are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our cash and invested assets totaled $1.7 billion at December 31, 2021 and $1.3 billion at December 31, 2020, and is summarized as follows:

	December 31, 2021		December 31, 2020
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	0.4%	$—	—%
Obligations of states, municipalities and political subdivisions	228,045	13.5%	230,906	17.9%
Corporate and other securities	458,487	27.2%	316,608	24.6%
Asset-backed securities	301,775	17.9%	240,661	18.7%
Residential mortgage-backed securities	337,685	20.0%	222,656	17.3%
Commercial mortgage-backed securities	59,227	3.6%	70,969	5.5%
Total fixed maturities	1,392,066	82.6%	1,081,800	84.0%

Equity securities:
Exchange traded funds	123,389	7.3%	98,050	7.6%
Non-redeemable preferred stock	49,222	2.9%	31,612	2.4%
Total equity securities	172,611	10.2%	129,662	10.0%

Cash and cash equivalents	121,040	7.2%	77,093	6.0%
Total	$1,685,717	100.0%	$1,288,555	100.0%

Our policy is to invest primarily in high quality fixed-maturity securities with a primary focus on preservation of capital and a secondary focus on maximizing our risk-adjusted investment returns. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiary is subject. Our fixed-maturity portfolio is managed by an outside investment advisory firm, which operates under guidelines approved by our Investment Committee. Our Investment Committee meets periodically and reports to our Board of Directors.
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2021, our fixed-maturity portfolio, including cash equivalents, had an average duration of 4.3 years and had an average rating of "AA-."
The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2021:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$6,847	$—	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	15,512	147,903	60,543	4,087	—	228,045
Corporate and other securities	—	47,932	160,816	188,775	60,964	458,487
Asset-backed securities	269,987	14,722	13,188	3,878	—	301,775
Residential mortgage-backed securities	36,436	300,752	—	—	497	337,685
Commercial mortgage-backed securities	53,644	5,583	—	—	—	59,227
Total fixed maturities	$375,579	$523,739	$234,547	$196,740	$61,461	$1,392,066

The fair value of our investments in fixed-maturity securities at December 31, 2021, summarized by stated maturities follows:

	December 31, 2021
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$6,822	0.5%
Due after one year through five years	189,497	13.6%
Due after five years through ten years	232,197	16.7%
Due after ten years	264,863	19.0%
Asset-backed securities	301,775	21.7%
Residential mortgage-backed securities	337,685	24.3%
Commercial mortgage-backed securities	59,227	4.2%
Total fixed maturities	$1,392,066	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2021, our fixed-maturity security portfolio contained $337.7 million (24.3%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.
At December 31, 2021, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $458.5 million. A summary of these securities by industry segment is shown below as of December 31, 2021:

	December 31, 2021
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$250,826	54.7%
Industrials and other	193,117	42.1%
Utilities	14,544	3.2%
Total	$458,487	100.0%

Approximately 7.3% of our total cash and investments were invested in exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2021, our ETF balance was comprised of the following funds:

	December 31, 2021
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$81,384	66.0%
Dividend yield equity fund	42,005	34.0%
Total	$123,389	100.0%

Approximately 2.9% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2021:

	December 31, 2021
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$45,331	92.1%
Utilities	2,993	6.1%
Industrials and other	898	1.8%
Total	$49,222	100.0%

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
Today, our primary competitors in the E&S sector include Alleghany Corporation, Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., Lloyds of London, Markel Corporation, RLI Corp. and W. R. Berkley Corporation.
Regulation
Insurance regulation
We are regulated by insurance regulatory authorities in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods, determining the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments insurers may hold.
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
Insurance holding company regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Arkansas, the state in which Kinsale Insurance is organized and domiciled. These laws require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These laws also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. On December 9, 2020, the NAIC adopted the Group Capital Calculation (“GCC”) template and instructions, as well as corresponding amendments to NAIC model insurance holding company system laws. The amendments require, subject to certain exemptions, that the ultimate controlling person of each insurance group file a GCC on an annual basis with such insurance group’s lead state commissioner. The GCC uses a risk-based capital aggregation approach intended to provide regulators with an additional group supervisory tool.
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
Enterprise risk and other developments
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. Recent efforts by the NAIC to establish group capital standards are consistent with this initiative. State insurance holding company laws, including those in Arkansas, address "enterprise" risk, the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. Under Arkansas insurance holding company laws, the ultimate controlling person of insurers subject to registration is required to file an annual enterprise risk report with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act. The ORSA Model Act, when adopted by state regulators requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA. The ORSA Summary Report is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, regarding the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Effective July 2015, Arkansas adopted its version of the ORSA Model Act. Our subsidiary, Kinsale Insurance, is subject to the requirements of the ORSA Model Act as adopted in its domicile of Arkansas.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws (Arkansas has not yet adopted this model legislation). The New York State Department of Financial Services ("DFS") issued regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017, and requires insurance companies, among others, regulated in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We annually file our program compliance certifications pertaining to the DFS cybersecurity requirements in New York.
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
On June 25, 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation in order to satisfy the substantive and timing requirements of the Covered Agreement. These amendments pave the way for state legislatures to bring their credit for reinsurance laws into compliance with the Covered Agreement's zero reinsurance collateral provisions by September 2022, thereby avoiding a potential federal preemption of these laws. Associated revisions were adopted by Arkansas effective July 1, 2021.
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
The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2021, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Human Capital
As of December 31, 2021, we had 375 employees, of which 364 were full-time employees, and all of whom were located at our headquarters in Richmond, Virginia.
Compensation and Benefits
We believe that our employees are our most valuable asset and paying our employees well is the foundation of our performance-based culture. In order to attract and retain high-performing talent, we offer and maintain market-competitive compensation and benefit programs to all our employees. Our compensation program includes base salary, performance-based bonuses and equity grants for certain management-level employees. The mix of these rewards varies depending on the employee’s role at the Company and our longstanding pay-for-performance philosophy. While all of our employees are eligible to participate in the variable compensation elements of our program (annual cash bonus and equity awards), variable compensation becomes a larger portion of the total mix for employees at higher levels in the organization. Our executives, who are responsible for the development and execution of our strategic and financial plans, have the largest portion of their compensation tied to equity-based incentives to ensure financial alignment with our stakeholders.
In addition to competitive compensation, we offer comprehensive and flexible benefit options to support the health and wellness needs of our employees including:
• Company-matched 401(k) plan
• Educational assistance program
• Medical insurance, with one tier being zero cost
• Company-paid insurance benefits
• Health savings with large employer contributions and flexible spending accounts
• Paid time off, family leave, and employee assistance programs.

Learning and Development
Employee training and development programs that enhance employee skills and capabilities directly lead to Kinsale’s success. We encourage and support employee development through our Educational Assistance Program. All employees have the opportunity to enroll in courses or classes that will enhance their contribution to the organization and/or prepare them for more advanced positions at Kinsale. Our employees have access to courses tailored to specific career paths, such as underwriting, claims, information technology, reinsurance, and other disciplines to build professional expertise. We sponsor on-site education courses, such as the Chartered Property Casualty Underwriter (CPCU), that make professional development programs more accessible to our employees. In addition, we offer tuition reimbursement programs to encourage employees to enhance their education, skills and knowledge for their continued growth.

Performance & Success
We believe that performance management ensures our continued success through cultivating the right talent and skill sets and equipping our employees with the necessary tools and feedback. On an annual basis, every employee at Kinsale actively participates in a performance evaluation. The annual performance management process requires setting goals, planning development, assessing progress against those goals as well as discussing opportunities for improvement. Our performance management process provides a forum for meaningful conversations to discuss what went well and what can be improved.
Diversity and Inclusion
We believe in hiring the best talent and making our employment-related decisions without regard to race, color, religion, gender, sexual orientation, national origin, age, veteran status, disability, or other characteristics or activity that is protected by state or U.S. federal law. We have an anti-nepotism policy in place to ensure fairness and business decisions are based on individual qualifications, skills, ability, and performance. We value the diverse perspectives, talent, and experience that our employees bring to our organization. We believe the best business decisions are reached by listening to diverse views and opinions.
We are committed to fostering a diverse and inclusive work environment free from discrimination of any kind and one that supports the communities we serve.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is https://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our internet web site, https://www.kinsalecapitalgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information on our website is not a part of this Annual Report.

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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 77.2% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2021.
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
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions are with respect to risks that we cannot exclude in policies we write due to business or regulatory constraints. In addition, reinsurers often impose terms, such as lower per-occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at rates higher than the underlying risk. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also "Business — Reinsurance."
Severe weather conditions, catastrophes, pandemics and similar events may adversely affect our business, results of operations and financial condition.
Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, war, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. The extent of losses from catastrophes is a function of the total amount of insured value, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Severe weather conditions and catastrophes can cause losses in our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which may require us to increase our reserves, causing our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.
Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. While policy terms and conditions in the lines of business we write preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. We are closely monitoring the impact of the COVID-19 pandemic and the related economic impact on all aspects of our business, including its impact on premium volume, the fair value of our investment portfolio and loss reserves, as well as the potential for delayed reporting and settlement of claims. If pandemics, outbreaks and other events occur or re-occur for a significant length of time, and measures that are put into place by various governmental authorities to stabilize the economy are not effective, our business, financial condition, results of operations and cash flows may be materially adversely affected.
Global climate change may have a material adverse effect on our financial results.
Climate change could have a significant impact on longer-term natural weather trends, including increases in severe weather and catastrophic events. The incidence and severity of catastrophes are inherently unpredictable. While most catastrophes are restricted to fairly specific geographic areas, the extent of loss and damage for insurance purposes is a function of both the total amount of insured value in the area affected by the event and the severity of the event. We attempt to manage this exposure by using sophisticated computer models to help assess our exposure to catastrophic events, purchasing extensive reinsurance protection from financially strong counterparties and limiting the concentration of property business by geographic area. However, assessing the risk of loss and damage and the range of approaches to address the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and may materially adversely impact our business, financial condition and results of operations.
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
We underwrite a significant portion of our insurance in California, Florida and Texas. Any economic downturn in any such state could have an adverse effect on our business, financial condition and results of operations.
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
We distribute the majority of our products through a select group of brokers. Of our 2021 gross written premiums, 56.3%, or $430.3 million, were distributed through five of our approximately 159 brokers, two of which accounted for 33.5%, or $255.7 million, of our 2021 gross written premiums.
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
Although an individual insurance company's financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases. We cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.
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

The possibility of these events occurring depends in large part on the financial condition and internal operations of our brokers. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
We are subject to reinsurance counterparty credit risk.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2021, we had $156.6 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
The failure of our information technology and telecommunications systems could materially adversely affect our business.
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
While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to significant breaches or interference. Any such event may result in material operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate, and such an event could adversely affect our business, financial condition and results of operations.
Cloud provider service failure or control weakness could adversely affect our business.
We employ cloud-based services to host many of our applications and intend to expand our use. As we expand our use of cloud-based services, we will increasingly rely on third-party cloud providers to maintain appropriate controls and safeguards to protect confidential information we receive, including personal, personally identifiable, sensitive, confidential or proprietary data, and the integrity and continuous operation of our proprietary technology platform. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. Outside parties may be able to circumvent controls or exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Migrating to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.
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
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims examiners, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk." In recent years, interest rates have been at or near historic lows. The protracted low interest rate environment continues to place pressure on our net investment income, particularly as it relates to fixed-maturity securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed-maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed-maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed-maturity securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $172.6 million as of December 31, 2021.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2022 without regulatory approval is $114.0 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our executive and insurance offices located in Richmond, Virginia, and we currently occupy approximately 80,000 square feet of the 137,000 square feet of available office space.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. Effective January 3, 2022, the Company transferred its common stock listing from the Nasdaq to the New York Stock Exchange ("NYSE") and continued to trade under its current symbol "KNSL." As of February 17, 2022, we had 94 stockholders of record of our common stock.
Dividend Policy
We currently expect to pay quarterly cash dividends in the future; however, the declaration, payment and amount of future dividends is subject to the discretion of our Board of Directors. Our Board of Directors gives consideration to various risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K when determining whether to declare and pay dividends, as well as the amount thereof. Our Board of Directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends on our financial strength ratings and (6) any other factors that our Board of Directors deems relevant.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from December 31, 2016 through December 31, 2021.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	December 31,
	2016	2017	2018	2019	2020	2021

Kinsale Capital Group, Inc.	$100.00	$133.20	$165.28	$303.57	$598.88	$713.60
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Nasdaq Insurance Index	$100.00	$116.95	$110.34	$133.15	$132.39	$170.09

Item 6. Reserved

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
Year ended December 31, 2020 compared to year ended December 31, 2019
For a comparison of years ended December 31, 2020 and December 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2021, the percentage breakdown of our gross written premiums was 85.1% casualty and 14.9% property. Our commercial lines offerings include small business, excess casualty, construction, commercial property, allied health, product liability, life sciences, general casualty, professional liability, management liability, energy, environmental, entertainment, health care, inland marine, public entity, and commercial insurance. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3.5% of our gross written premiums in 2021.
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
COVID-19
We have been closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including its impact on premium volume, losses and the fair value of our investment portfolio.

To date, we have not seen a significant decrease in the growth rate of our gross written premiums since the beginning of the COVID-19 pandemic and the related pressure in certain sectors of the U.S. economy. Over the past few years, including the time period preceding COVID-19, the E&S segment of the P&C market has been experiencing rapid growth due to dislocation in the overall property and casualty market.
With respect to reported claims, we do not write lines of business with heightened exposure to COVID-19 related claims. Specifically, we do not write event cancellation, mortgage insurance, trade credit or surety, workers' compensation or reinsurance business. Lines of business written by us that could be subject to COVID-19 related claims include general liability, management liability, healthcare-related professional liability and commercial property. In each case, policy terms and conditions would be expected to preclude coverage for virus-related claims. Although we cannot definitively determine the ultimate impact of COVID-19 and related economic conditions at this time, we have not currently experienced any material adverse effect on our loss ratios due to COVID-19 related claims.
With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments. During the first quarter of 2020, we experienced a significant decline in the fair value of our investment portfolio due to disruption in the global financial markets associated with COVID-19. Subsequent to the first quarter of 2020, the fair values of our investment portfolio rebounded sharply, gaining back all of the decline in fair value. However, during economic downturns, certain investments may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows due to COVID-19.

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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs also include deferred underwriting expenses that are directly related to the successful acquisition of policies. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other underwriting expenses represent the general and administrative expenses of our insurance business such as employment costs, telecommunication and technology costs, and legal and auditing fees.
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
Net realized investment gains
Net realized investment gains are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost.
Income tax expense
Currently, substantially all of our income tax expense is comprised of federal income taxes. Our insurance subsidiary, Kinsale Insurance Company, is not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes but have not generated any material taxable income to date. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
Key metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net change in the fair value of equity securities, net realized investment gains and losses, other income, other expenses and income tax expense. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
Net operating earnings is a non-GAAP financial measure. We define net operating earnings as net income excluding the net change in the fair value of equity securities, after taxes, and net realized investment gains and losses, after taxes. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to earned premiums, net of the effects of reinsurance.
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
Gross investment return is investment income from fixed-maturity and equity securities, before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending book values of those investments during the period.

Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020	Change	% Change

Gross written premiums	$764,373	$552,814	$211,559	38.3%
Ceded written premiums	(104,164)	(74,595)	(29,569)	39.6%
Net written premiums	$660,209	$478,219	$181,990	38.1%

Net earned premiums	$582,879	$412,754	$170,125	41.2%
Losses and loss adjustment expenses	324,415	263,802	60,613	23.0%
Underwriting, acquisition and insurance expenses	124,900	94,296	30,604	32.5%
Underwriting income (1)	133,564	54,656	78,908	144.4%
Other expenses, net	(1,451)	(741)	(710)	NM
Net investment income	31,048	26,110	4,938	18.9%
Change in fair value of equity securities	22,812	16,855	5,957	NM
Net realized investment gains	2,828	3,533	(705)	NM
Income before taxes	188,801	100,413	88,388	88.0%
Income tax expense	36,142	11,994	24,148	201.3%
Net income	$152,659	$88,419	$64,240	72.7%

Net operating earnings (2)	$132,404	$72,313	$60,091	83.1%

Loss ratio	55.7%	63.9%
Expense ratio	21.4%	22.8%
Combined ratio	77.1%	86.7%

Return on equity	23.9%	18.0%
Operating return on equity (2)	20.8%	14.7%
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
Net income was $152.7 million for the year ended December 31, 2021 compared to $88.4 million for the year ended December 31, 2020, an increase of $64.2 million, or 72.7%. The increase in net income in 2021 over 2020 was primarily due to higher underwriting income reflecting favorable E&S market conditions, which resulted in higher rates on bound accounts and strong growth in broker submissions. In addition, higher net favorable development of loss reserves from prior accident years, lower catastrophe activity and a higher total return on our investment portfolio, both in terms of an increase in the fair value of equity securities and investment income, contributed to the strong results for the year.
Our underwriting income was $133.6 million for the year ended December 31, 2021 compared to $54.7 million for the year ended December 31, 2020, an increase of $78.9 million, or 144.4%. The increase in our underwriting income was largely due to premium growth and continued rate increases from a strong underwriting environment, higher net favorable development of loss reserves from prior accident years and lower catastrophe activity. The corresponding combined ratios were 77.1% for the year ended December 31, 2021 compared to 86.7% for the year ended December 31, 2020.
Premiums
Gross written premiums were $764.4 million for the year ended December 31, 2021 compared to $552.8 million for the year ended December 31, 2020, an increase of $211.6 million, or 38.3%. The increase in gross written premiums for the year ended December 31, 2021 over the prior year was due to higher submission activity from brokers and higher rates on bound accounts, resulting from favorable market conditions. The average premium per policy written by us was $10,400 in 2021 compared to $9,100 in 2020. Excluding our personal lines insurance, which has relatively low premiums per policy written, the average premium per policy written was $12,900 in 2021 compared to $11,800 in 2020. The increase in the average premium per policy written was due to changes in the mix of business and higher rates on bound accounts during 2021 compared to the prior year. Gross written premiums increased across substantially all of our lines of business for the year ended December 31, 2020 and were most notable in the following lines of business:
•Excess Casualty, which represented approximately 14.3% of our gross written premiums in 2021, increased by $32.7 million, or 42.7%, for the year ended December 31, 2021 over the prior year;
•Small Business, which represented approximately 14.7% of our gross written premiums in 2021, increased by $28.9 million, or 34.6%, for the year ended December 31, 2021 over the prior year;
•Commercial Property, which represented approximately 10.3% of our gross written premiums in 2021, increased by $26.9 million, or 52.0%, for the year ended December 31, 2021 over the prior year;
•Allied Health, which represented approximately 7.7% of our gross written premiums in 2021, increased by $21.6 million, or 57.6%, for the year ended December 31, 2021 over the prior year, and
•Products Liability, which represented approximately 7.2% of our gross written premiums in 2021, increased by $16.8 million, or 43.8%, for the year ended December 31, 2021 over the prior year.
Net written premiums increased by $182.0 million, or 38.1%, to $660.2 million for the year ended December 31, 2021 from $478.2 million for the year ended December 31, 2020. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2021. Our net retention ratio was 86.4% for the year ended December 31, 2021 compared to 86.5% for the year ended December 31, 2020. The decrease in the net retention ratio was primarily due to change in the mix of business.
Net earned premiums were $582.9 million for the year ended December 31, 2021 compared to $412.8 million for the year ended December 31, 2020, an increase of $170.1 million, or 41.2%. As previously discussed, the increase was due to growth in gross written premiums in 2021 compared to 2020.

Loss ratio
Our loss ratio was 55.7% for the year ended December 31, 2021 compared to 63.9% for the year ended December 31, 2020. The decrease in the loss ratio for the year ended December 31, 2021 was due primarily to lower catastrophe activity, higher favorable development on loss reserves from prior accident years and slightly lower loss selections for the current accident year. The loss selections in the current accident year were slightly lower relative to the prior year due to favorable market conditions and continued rate increases that exceeded loss cost trends. During the year ended December 31, 2021, net catastrophe losses incurred in the current accident year were primarily attributable to Hurricane Ida and winter storms in Texas. During the year ended December 31, 2020, net catastrophe losses incurred were primarily due to Hurricanes Laura and Sally and the California wildfires.
During the year ended December 31, 2021, prior accident years developed favorably by $32.0 million, of which $33.7 million was attributable to the 2020 accident year and was related to a lower-than-expected level of reported losses. Although we did not have any significant direct COVID-19 exposure, the related disruption in the court system and the general economy created additional uncertainty in estimating loss reserves in 2020. As a result, 2020 accident year actuarial assumptions were adjusted in 2020 to increase IBNR to account for this additional uncertainty. Our current outlook is more favorable than in the prior year and, based on observed trends, we reevaluated and adjusted certain assumptions for accident year 2020 in 2021 to reflect the favorable experience. In addition, $3.8 million of favorable development was attributable to accident year 2019 due to reported losses emerging at lower levels than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2016 and 2018 accident years due to modest adjustments in actuarial assumptions.

During the year ended December 31, 2020, loss reserves for prior accident years developed favorably by $13.3 million, of which $12.3 million was attributable to accident years 2019 and 2018, primarily due to reported losses emerging at lower levels than expected.
On an inception-to-date basis as of December 31, 2021, all accident years have developed favorably, with the exception of the 2011 accident year.
The following table summarizes the effect of the factors indicated above on the loss ratios for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$347,761	59.7%	$253,948	61.5%
Current accident year - catastrophe losses	8,640	1.5%	23,192	5.6%
Effect of prior year development	(31,986)	(5.5)%	(13,338)	(3.2)%
Total	$324,415	55.7%	$263,802	63.9%

Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$98,847	16.9%	$69,922	16.9%
Ceding	(25,702)	(4.4)%	(16,145)	(3.9)%
Net commissions incurred	73,145	12.5%	53,777	13.0%
Other underwriting expenses	51,755	8.9%	40,519	9.8%
Underwriting, acquisition, and insurance expenses	$124,900	21.4%	$94,296	22.8%

The expense ratio was 21.4% for the year ended December 31, 2021 compared to 22.8% for the year ended December 31, 2020. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was mostly due to higher ceding commissions resulting from growth in the excess casualty and personal insurance lines of business and a change in the mix of business. Direct commissions paid as a percent of gross written premiums was 14.6% for the years ended December 31, 2021 and 2020.
Investing results
Our net investment income increased by 18.9% to $31.0 million for the year ended December 31, 2021 from $26.1 million for the year ended December 31, 2020, primarily due to growth in our investment portfolio balance generated from the investment of positive cash flow since December 31, 2021.
The following table summarizes the components of net investment income and net unrealized and realized investment gains for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020	Change

Interest from fixed-maturity securities	$29,155	$24,111	$5,044
Dividends on equity securities	3,962	3,512	450
Other	12	262	(250)
Gross investment income	33,129	27,885	5,244
Investment expenses	(2,081)	(1,775)	(306)
Net investment income	31,048	26,110	4,938
Change in the fair value of equity securities	22,812	16,855	5,957
Net realized investment gains	2,828	3,533	(705)
Net unrealized and realized investment gains	25,640	20,388	5,252
Total	$56,688	$46,498	$10,190

The weighted average duration of our fixed-maturity portfolio, including cash equivalents, was 4.3 years at December 31, 2021 and 2020. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had a gross investment return of 2.5% as of December 31, 2021, compared to 2.9% as of December 31, 2020 and the decrease was due to a lower interest rate environment.
During the year ended December 31, 2021, the change in fair value of equity securities of $22.8 million was comprised of unrealized gains related to ETF securities of $23.2 million and unrealized losses related to non-redeemable preferred stock of $0.4 million. The change in the fair value of our ETF portfolio largely reflects the performance in the broader domestic stock markets.
During the year ended December 31, 2020, the change in fair value of equity securities of $16.9 million was comprised of unrealized gains related to ETF securities of $16.4 million and non-redeemable preferred stock of $0.5 million. The change in the fair value of our ETFs was reflective of the gains in the broader stock markets during the period. During the first quarter of 2020, the fair values our ETFs declined by $13.1 million, driven by the disruption in the financial markets associated with the COVID-19 pandemic. The fair value of these funds rebounded sharply during the second quarter of 2020, gaining back a substantial portion of the decline in value, and fair values continued to increase during the latter half of 2020 on an improving outlook.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the year ended December 31, 2021 or 2020.
Income tax expense
Our effective tax rate was approximately 19.1% for the year ended December 31, 2021 compared to 11.9% for the year ended December 31, 2020. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income. The effective tax rate was higher for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of fewer stock options exercised in 2021 relative to the prior year.
Return on equity
Our return on equity was 23.9% for the year ended December 31, 2021 compared to 18.0% for the year ended December 31, 2020. Operating return on equity was 20.8% for 2021, an increase from 14.7% for 2020. The increase in the operating return on equity was attributable primarily to growth in the business from continuing favorable market conditions and rate increases, lower catastrophe activity and higher net favorable development of loss reserves from prior accident years.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2022 without regulatory approval is $114.0 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $8.0 million of dividends to us during 2021. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2021, our holding company had $14.6 million in cash and investments, compared to $8.4 million as of December 31, 2020.
Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations for the next 12 months.
Credit agreement
On May 28, 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility (the "Credit Facility") and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund the construction of our new headquarters but may also be used for working capital and general corporate purposes. As of December 31, 2021, there was $42.7 million outstanding under the Credit Facility, net of debt issuance costs.
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
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the London interbank offered rate. On March 5, 2021 the IBA announced that it will 1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021, and 2) cease the publication of all other tenors of USD LIBOR after June 30, 2023, including the three-month USD LIBOR rate. The Credit Agreement provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The Company has been monitoring the developments with respect to the phasing out of LIBOR and will work with its lenders to seek to ensure the transition away from LIBOR will have minimal impact on its financial condition.
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
Our cash flows for the years ended December 31, 2021 and 2020 were:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$407,042	$279,974
Investing activities	(351,955)	(379,433)
Financing activities	(11,140)	76,144
Change in cash and cash equivalents	$43,947	$(23,315)

We have historically generated positive operating cash flows. The increase in cash provided by operating activities in 2021 compared to 2020 was due primarily to growth in business and the timing of claim payments and reinsurance recoverable balances. Cash flows from operations were used to fund investing activities and to pay dividends to our stockholders.
For the year ended December 31, 2021, net cash used in investing activities of $352.0 million reflected growth in our business operations. For the year ended December 31, 2021, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $633.6 million, and to a lesser extent, municipal bonds of $14.4 million and sovereigns of $6.9 million. During 2021, we received proceeds of $113.0 million from sales of fixed-maturity securities, largely corporate bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $216.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2021, purchases of ETFs and non-redeemable preferred stock were $2.1 million and $22.7 million, respectively. Net cash used in investing activities included purchases of property and equipment of $5.9 million.
For the year ended December 31, 2020, net cash used in investing activities of $379.4 million reflected growth in our business operations and proceeds from our equity offering in August 2020 of $56.7 million. For the year ended December 31, 2020, these funds were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $474.8 million, and to a lesser extent, municipal bonds of $54.8 million and U.S. Treasuries of $1.1 million. During 2020, we received proceeds of $119.7 million from sales of fixed-maturity securities, largely corporate bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $93.8 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2020, purchases of ETFs and non-redeemable preferred stock were $27.2 million and $9.6 million, respectively. Net cash used in investing activities included net purchases of property and equipment of $27.8 million, primarily related to the construction of our corporate headquarters.
For the year ended December 31, 2021, net cash used in financing activities was $11.1 million and reflected dividends of $0.44 per common share, or $10.0 million in the aggregate. Proceeds received from our equity compensation plans were $1.0 million, offset by payroll taxes withheld and remitted on restricted stock awards of $2.1 million for the year ended December 31, 2021.
For the year ended December 31, 2020, net cash provided by financing activities was $76.1 million and reflected the proceeds from our equity offering of $56.7 million, previously discussed, and the drawdown of $25.7 million on our Credit Facility, which was used to fund construction of our headquarter facilities. During the year ended December 31, 2020, we paid dividends of $0.36 per common share, or $8.1 million in the aggregate. Proceeds received from our equity compensation plans were $3.6 million, offset by payroll taxes withheld and remitted on restricted stock awards of $1.8 million for the year ended December 31, 2020.
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Our reinsurance is primarily contracted under quota-share reinsurance treaties and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.

For the year ended December 31, 2021, property insurance represented 14.9% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2021, we purchased catastrophe reinsurance coverage of $60.0 million per event in excess of our $15.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $120 million and is in addition to the per-occurrence coverage provided by our treaty coverages.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. As of December 31, 2021, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. At December 31, 2021, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 74.1% of the total balance. At December 31, 2021, we recorded an allowance for credit losses of $0.4 million related to our reinsurance balances.
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
Contractual obligations and commitments
Reserves for losses and loss adjustment expenses
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. The estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis due to the uncertainty inherent in the process of estimating such payments.
See Note 7 of the notes to the consolidated financial statements and "—Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.

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
See Note 8 to the consolidated financial statements and "—Critical Accounting Estimates" for a discussion of reinsurance recoverables.
Credit facility
As of December 31, 2021, we had $42.7 million outstanding under the Credit Facility, which has a maturity of May 28, 2024. Interest on the outstanding amounts is based on 3-month LIBOR plus a margin of 1.75%. Current borrowings under the Credit Facility were used to fund construction of our new headquarters, which was completed in 2020.
See Note 11 to the consolidated financial statements for further details regarding our Credit Facility.
Financial Condition
Stockholders' equity
At December 31, 2021, total stockholders' equity was $699.3 million and tangible stockholders' equity was $696.5 million, compared to total stockholders' equity of $576.2 million and tangible stockholders' equity of $573.4 million at December 31, 2020. The increase in both total stockholders' equity and tangible stockholders' equity in 2021 compared to 2020 was primarily due to profits generated during the period and net activity related to stock-based compensation plans. These increases were offset in part by a decrease in net unrealized gains on available-for-sale investments, net of taxes, and dividends declared during 2021. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
See Note 9 to the consolidated financial statements for further details regarding our stock-based compensation plans.
Dividend declarations
On February 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend was paid on March 12, 2021 to all stockholders of record on February 26, 2021.
On May 4, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend was paid on June 11, 2021 to all stockholders of record on May 27, 2021.
On August 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend was paid on September 13, 2021 to all stockholders of record on August 31, 2021.
On November 11, 2021, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock. This dividend was paid on December 13, 2021 to all stockholders of record on November 29, 2021.
On February 14, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend is payable on March 14, 2022 to all stockholders of record on March 2, 2022.

Investment portfolio
At December 31, 2021, our cash and invested assets of $1.7 billion consisted of fixed-maturity securities, cash and cash equivalents and equity securities. At December 31, 2021, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.4 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2021, we also held $172.6 million of equity securities, which were comprised of ETFs and non-redeemable preferred stock and $121.0 million of cash and cash equivalents. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years and an average rating of "AA-" at December 31, 2021. Our investment portfolio, excluding cash equivalents, had a gross investment return of 2.5% as of December 31, 2021, compared to 2.9% as of December 31, 2020.
At December 31, 2021, the amortized cost and estimated fair value of our investments were as follows:

	December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$6,847	0.4%
Obligations of states, municipalities and political subdivisions	216,375	228,045	14.6%
Corporate and other securities	450,594	458,487	29.3%
Asset-backed securities	299,810	301,775	19.3%
Residential mortgage-backed securities	340,804	337,685	21.6%
Commercial mortgage-backed securities	57,000	59,227	3.8%
Total fixed maturities	1,371,519	1,392,066	89.0%

Equity securities:
Exchange traded funds	70,151	123,389	7.9%
Nonredeemable preferred stock	48,744	49,222	3.1%
Total equity securities	118,895	172,611	11.0%
Total investments	$1,490,414	$1,564,677	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2021, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2021
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$375,579	27.0%
AA	523,739	37.6%
A	234,547	16.9%
BBB	196,740	14.1%
Below BBB	61,461	4.4%
Total	$1,392,066	100.0%

The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$6,742	$6,822	0.5%
Due after one year through five years	185,273	189,497	13.6%
Due after five years through ten years	226,707	232,197	16.7%
Due after ten years	255,183	264,863	19.0%
Asset-backed securities	299,810	301,775	21.7%
Residential mortgage-backed securities	340,804	337,685	24.3%
Commercial mortgage-backed securities	57,000	59,227	4.2%
Total fixed maturities	$1,371,519	$1,392,066	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $6.7 million and $6.9 million at December 31, 2021 and 2020, respectively.

Reconciliation of Non-GAAP Financial Measures
Reconciliation of underwriting income
Underwriting income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized investment gains and losses, other income, other expenses and income tax expense. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the years ended December 31, 2021 and 2020 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2021	2020

Net income	$152,659	$88,419
Income tax expense	36,142	11,994
Income before taxes	188,801	100,413
Other expenses	1,663	1,375
Net investment income	(31,048)	(26,110)
Change in the fair value of equity securities	(22,812)	(16,855)
Net realized investment gains	(2,828)	(3,533)
Other income	(212)	(634)
Underwriting income	$133,564	$54,656

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

Net income for the years ended December 31, 2021 and 2020 reconciles to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2021	2020

Net income	$152,659	$88,419
Adjustments:
Change in the fair value of equity securities, before taxes	(22,812)	(16,855)
Income tax expense (1)	4,791	3,540
Change in the fair value of equity securities, after taxes	(18,021)	(13,315)

Net realized investment gains, before taxes	(2,828)	(3,533)
Income tax expense (1)	594	742
Net realized investment gains, after taxes	(2,234)	(2,791)
Net operating earnings	$132,404	$72,313

Operating return on equity:
Average equity (2)	$637,787	$491,059
Return on equity (3)	23.9%	18.0%
Operating return on equity (4)	20.8%	14.7%
(1) Income taxes on adjustments to reconcile net income to net operating earnings use an effective tax rate of 21%.
(2) Computed by adding the total stockholders' equity as of the date indicated to the prior year-end total and dividing by two.
(3) Return on equity is net income expressed as a percentage of average beginning and ending stockholders’ equity during the period.
(4) Operating return on equity is net operating earnings expressed as a percentage of average beginning and ending stockholders’ equity during the period.

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
Stockholders' equity at December 31, 2021 and 2020 reconciles to tangible stockholders' equity as follows:

	December 31,
($ in thousands)	2021	2020

Stockholders' equity	$699,335	$576,238
Less: Intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$696,540	$573,443

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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2021 were $881.3 million, and of this amount, 84.8% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2021 were $763.8 million, and of this amount, 85.9% related to IBNR. A 5% change in net IBNR reserves would equate to a $32.8 million change in the reserve for losses and loss adjustment expenses at such date, as well as a $25.9 million change in net income, a 3.7% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2021.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2021 and 2020:

	December 31, 2021
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$133,748	15.2%	$107,340	14.1%
IBNR	747,596	84.8%	656,443	85.9%
Total	$881,344	100.0%	$763,783	100.0%

	December 31, 2020
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$100,628	15.8%	$83,638	15.1%
IBNR	535,385	84.2%	468,645	84.9%
Total	$636,013	100.0%	$552,283	100.0%

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
Methodology
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
Our Reserve Committee consists of our Chief Actuary and other select members of senior management. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Chief Actuary. In establishing the actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for our statutory lines of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. During each quarter, the Reserve Committee reviews the emergence of actual losses relative to expectations by line of business to assess whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for those product lines. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
In addition, we retain an independent actuary annually to review our reserve levels. The independent actuary is not involved in the establishment and recording of our loss reserve. The actuarial consulting firm prepares its own estimate of our reserves for loss and loss adjustment expenses, and we compare their estimate to the reserves for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to gain additional comfort on the adequacy of those reserves.

While we believe that loss reserves at December 31, 2021 are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our estimates. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tailed lines of business.
Key assumptions
Expected loss ratios are a key assumption in estimates of ultimate losses for business at an early stage of development. A higher expected loss ratio results in a higher ultimate loss estimate, and vice versa. Assumed loss development patterns are another significant assumption in estimating loss reserves. Accelerating a loss development pattern results in lower ultimate losses, as the estimated proportion of losses already incurred would be higher. The uncertainty in estimating the loss development patterns is generally greater for a company with a relatively limited operating history, therefore, we rely on industry benchmarks to a certain extent when establishing loss reserve estimates.
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future. The variation discussed is not meant to be a worst-case scenario and, therefore, it is possible that future variation may be greater than the amounts shown below.
The impact of reasonably likely changes in the two key assumptions used to estimate net loss reserves at December 31, 2021 is as follows:

Development Pattern	Expected Loss Ratio
Property	10% lower	Unchanged	10% higher
	($ in millions)
2 months slower	$7.6	$10.5	$13.4
Unchanged	(1.7)	—	1.7
2 months faster	(5.8)	(4.7)	(3.6)

Casualty Occurrence	5% lower	Unchanged	5% higher

6 months slower	$22.9	$62.4	$101.9
Unchanged	(35.0)	—	35.0
6 months faster	(90.4)	(59.6)	(28.9)

Casualty Claims-Made	5% lower	Unchanged	5% higher

6 months slower	$14.6	$30.0	$45.3
Unchanged	(12.7)	—	12.7
6 months faster	(38.0)	(27.7)	(17.4)

Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed. Refer to Note 7 to the consolidated financial statements for discussion on our reserve development for the years ended December 31, 2021 and 2020.
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
Fair values of our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2021, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtain fair values from third party pricing services, (2) discussing with our investment accounting vendor their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for credit losses, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for credit losses is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for credit losses related to reinsurance balances was $0.4 million at December 31, 2021.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are designed to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2021, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-." Additionally, at December 31, 2021, approximately 81.5% of our fixed-maturity portfolio, excluding cash equivalents, was rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2021, approximately 4.4% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and non-redeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and non-redeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and non-redeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio, including cash equivalents, was 4.3 years as of December 31, 2021.

We had fixed-maturity securities and non-redeemable preferred stock with a fair value of $1.4 billion at December 31, 2021 and $1.1 billion at December 31, 2020 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and non-redeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$1,308,401	$(132,887)	(9.2)%	$1,009,976	$(103,436)	(9.3)%
100 basis points increase	$1,373,259	$(68,029)	(4.7)%	$1,060,970	$(52,442)	(4.7)%
No change	$1,441,288	$—	—%	$1,113,412	$—	—%
100 basis points decrease	$1,500,093	$58,805	4.1%	$1,146,035	$32,623	2.9%
200 basis points decrease	$1,531,801	$90,513	6.3%	$1,158,171	$44,759	4.0%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2021, approximately 7.3% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in ETF securities. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on an actuarial method that uses the Company’s initial expected loss ratios, expected reporting patterns for losses based on historical Company and industry data, and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2021, the Company recorded $881.3 million of reserves for unpaid losses and loss adjustment expenses.
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
Richmond, Virginia
February 25, 2022

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,371,519 – 2021; $1,031,817 – 2020)	$1,392,066	$1,081,800
Equity securities, at fair value (cost: $118,895 – 2021; $98,758 – 2020)	172,611	129,662
Total investments	1,564,677	1,211,462
Cash and cash equivalents	121,040	77,093
Investment income due and accrued	7,658	6,637
Premiums receivable, net	71,004	48,641
Reinsurance recoverables, net	122,970	93,215
Ceded unearned premiums	33,679	24,265
Deferred policy acquisition costs, net of ceding commissions	41,968	31,912
Intangible assets	3,538	3,538
Deferred income tax asset, net	2,109	—
Other assets	57,012	50,133
Total assets	$2,025,655	$1,546,896
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$881,344	$636,013
Unearned premiums	347,730	260,986
Payable to reinsurers	16,112	12,672
Accounts payable and accrued expenses	23,250	13,651
Credit facility	42,696	42,570
Deferred income tax liability, net	—	4,648
Other liabilities	15,188	118
Total liabilities	1,326,320	970,658
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,834,377 shares issued and outstanding at December 31, 2021; 22,757,251 shares issued and outstanding at December 31, 2020	228	228
Additional paid-in capital	295,040	291,315
Retained earnings	385,942	243,315
Accumulated other comprehensive income	18,125	41,380
Stockholders’ equity	699,335	576,238
Total liabilities and stockholders’ equity	$2,025,655	$1,546,896

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Revenues:
Gross written premiums	$764,373	$552,814	$389,694
Ceded written premiums	(104,164)	(74,595)	(47,633)
Net written premiums	660,209	478,219	342,061
Change in unearned premiums	(77,330)	(65,465)	(59,080)
Net earned premiums	582,879	412,754	282,981
Net investment income	31,048	26,110	20,133
Change in fair value of equity securities	22,812	16,855	12,389
Net realized investment gains	2,828	3,533	359
Other income	212	634	26
Total revenues	639,779	459,886	315,888
Expenses:
Losses and loss adjustment expenses	324,415	263,802	169,563
Underwriting, acquisition and insurance expenses	124,900	94,296	70,217
Other expenses	1,663	1,375	57
Total expenses	450,978	359,473	239,837
Income before income taxes	188,801	100,413	76,051
Income tax expense	36,142	11,994	12,735
Net income	152,659	88,419	63,316
Other comprehensive (loss) income:
Change in unrealized (losses) gains on available-for-sale investments, net of taxes	(23,255)	27,862	14,774
Total comprehensive income	$129,404	$116,281	$78,090

Earnings per share:
Basic	$6.73	$3.96	$2.94
Diluted	$6.62	$3.87	$2.86
Weighted-average shares outstanding:
Basic	22,693	22,319	21,528
Diluted	23,062	22,852	22,136

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except for per share data)
Balance at December 31, 2018	21,242	$212	$158,485	$106,545	$(1,256)	$263,986
Issuance of common stock, net of issuance costs	742	8	65,871	—	—	65,879
Issuance of common stock under stock-based compensation plan	229	2	2,748	—	—	2,750
Stock-based compensation expense	—	—	2,742	—	—	2,742
Restricted shares withheld for taxes	(7)	—	(617)	—	—	(617)
Dividends declared ($0.32 per share)	—	—	—	(6,950)	—	(6,950)
Other comprehensive income, net of income taxes	—	—	—	—	14,774	14,774
Net income	—	—	—	63,316	—	63,316
Balance at December 31, 2019	22,206	222	229,229	162,911	13,518	405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock, net of issuance costs	311	3	56,695	—	—	56,698
Issuance of common stock under stock-based compensation plan	252	3	3,619	—	—	3,622
Stock-based compensation expense	—	—	3,575	—	—	3,575
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.36 per share)	—	—	—	(8,093)	—	(8,093)
Other comprehensive income, net of income taxes	—	—	—	—	27,862	27,862
Net income	—	—	—	88,419	—	88,419
Balance at December 31, 2020	22,757	228	291,315	243,315	41,380	576,238
Issuance of common stock under stock-based compensation plan	90	—	982	—	—	982
Stock-based compensation expense	—	—	4,844	—	—	4,844
Restricted shares withheld for taxes	(13)	—	(2,101)	—	—	(2,101)
Dividends declared ($0.44 per share)	—	—	—	(10,032)	—	(10,032)
Other comprehensive loss, net of income taxes	—	—	—	—	(23,255)	(23,255)
Net income	—	—	—	152,659	—	152,659
Balance at December 31, 2021	22,834	$228	$295,040	$385,942	$18,125	$699,335

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities:
Net income	$152,659	$88,419	$63,316
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized gains on equity securities	(22,812)	(16,855)	(12,389)
Net realized investment gains	(2,828)	(3,533)	(359)
Deferred tax (benefit) expense	(576)	616	(125)
Depreciation and amortization	2,308	1,574	682
Stock compensation expense	4,844	3,575	2,742
Change in operating assets and liabilities:
Investment income due and accrued	(1,021)	(1,894)	(960)
Premiums receivable, net	(22,363)	(14,158)	(10,230)
Reserves for unpaid loss and loss adjustment expenses	245,331	175,955	90,906
Unearned premiums	86,744	73,612	59,124
Reinsurance balances, net	(35,729)	(23,267)	(13,246)
Deferred policy acquisition costs	(10,056)	(8,348)	(8,763)
Income taxes (recoverable) payable	(3,882)	(1,611)	1,221
Accounts payable and accrued expenses	10,102	3,087	2,972
Other	4,321	2,802	3,466
Net cash provided by operating activities	407,042	279,974	178,357
Investing activities:
Purchase of property and equipment	(5,920)	(32,875)	(19,622)
Sale of property and equipment	—	5,077	—
Purchases – fixed-maturity securities	(654,922)	(530,732)	(306,203)
Purchases – equity securities	(24,867)	(36,822)	(29,887)
Sales – fixed-maturity securities	113,006	119,749	35,526
Sales – equity securities	4,617	2,367	21,459
Maturities and calls – fixed-maturity securities	216,131	93,803	67,934
Net cash used in investing activities	(351,955)	(379,433)	(230,793)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	56,698	65,879
Proceeds from credit facility	—	25,700	17,300
Debt issuance costs	—	—	(628)
Payroll taxes withheld and remitted on share-based payments	(2,101)	(1,803)	(617)
Common stock issued, stock options exercised	982	3,622	2,750
Dividends paid	(10,021)	(8,073)	(6,929)
Net cash (used in) provided by financing activities	(11,140)	76,144	77,755
Net change in cash and cash equivalents	43,947	(23,315)	25,319
Cash and cash equivalents at beginning of year	77,093	100,408	75,089
Cash and cash equivalents at end of year	$121,040	$77,093	$100,408

See accompanying notes to consolidated financial statements.

Kinsale Capital Group, Inc. and subsidiaries
Notes to consolidated financial statements

Description of business
Kinsale Capital Group, Inc., an insurance holding company, is a Delaware corporation that was formed in 2009 and conducts its operations through its wholly-owned subsidiaries (referred to as "Kinsale" or, with its subsidiaries, the "Company"). Kinsale Capital Group, Inc. writes excess and surplus lines insurance on a non-admitted basis principally through its insurance subsidiary, Kinsale Insurance Company ("Kinsale Insurance"), which is authorized to write business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Kinsale Capital Group, Inc. also markets certain products through its subsidiary, Aspera Insurance Services, Inc. ("Aspera"), an insurance broker.
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
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, allowance for credit losses and uncollectible reinsurance, fair value of investments, as well as evaluating the investment portfolio for credit impairments.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase. There were no short-term investments at December 31, 2021 or December 31, 2020.
Fixed-maturity and equity securities
Fixed-maturity securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from earnings but are recorded as a separate component of other comprehensive income and stockholders' equity, net of deferred income taxes.
Equity securities are reported at fair value. Changes in unrealized gains and losses in fair value of these investments are recognized in net income.
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the fair value is deemed to be a credit loss. See Note 2 for further discussion regarding the determination of credit losses.

Interest on fixed-maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted using the effective interest method over the lives of the related fixed maturities, or to the earliest call date for securities purchased at a premium. This method includes an adjustment for estimated principal prepayments, if any, on asset- and mortgage-backed securities. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the retrospective method.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The Company recorded an allowance for credit losses of $3.4 million and $3.1 million at December 31, 2021 and 2020, respectively, and believes that all other amounts due are collectible.
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
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 39 years for the building and parking deck, 15 to 20 years for land improvements, 7 to 10 years for furniture and equipment, and 3 to 7 years for electronic data processing hardware and software.

Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2021	2020
	(in thousands)
Building	$33,101	$31,675
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,143	2,770
Software	7,849	4,815
Furniture and fixtures	2,158	1,731
Land improvements	474	317
	54,865	49,448
Accumulated depreciation	(5,570)	(3,262)
Total property and equipment, net	$49,295	$46,186

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
Intangible assets
Intangible assets are recorded at fair value at the date of acquisition. The Company's intangible assets are comprised solely of indefinite-lived intangible assets, which arose from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in 2021, 2020, or 2019. In addition, as of December 31, 2021, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2021 and 2020 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.

Revenue recognition
Premiums are recognized as revenue ratably over the term of the insurance contracts, net of ceded reinsurance. Unearned premiums are calculated on a daily pro rata basis.
Income taxes
Deferred income tax assets and liabilities are determined based on the differences between the recorded amounts and the tax bases of assets and liabilities, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which such change was enacted. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts. Valuation allowances are recorded when it is more likely than not that some portion, or all, of the deferred tax assets will not be realizable.
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
Fair value of financial instruments
Fair value is estimated for each class of financial instrument based on the framework established in the fair value accounting guidance. This guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
See Note 3 for further details regarding fair value disclosures.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. The update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale fixed-

maturity securities must also be recorded through an allowance for credit losses, which is limited to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under previous U.S. GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify certain aspects of it.
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
ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several income tax accounting matters. Effective January 1, 2021, the Company adopted ASU 2019-12 using a modified-retrospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
Prospective accounting pronouncements
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company's consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$—	$(89)	$6,847
Obligations of states, municipalities and political subdivisions	216,375	12,139	(469)	228,045
Corporate and other securities	450,594	11,714	(3,821)	458,487
Asset-backed securities	299,810	2,217	(252)	301,775
Residential mortgage-backed securities	340,804	1,804	(4,923)	337,685
Commercial mortgage-backed securities	57,000	2,433	(206)	59,227
Total fixed-maturity investments	$1,371,519	$30,307	$(9,760)	$1,392,066

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$216,181	$14,792	$(67)	$230,906
Corporate and other securities	294,854	21,840	(86)	316,608
Asset-backed securities	236,813	4,230	(382)	240,661
Residential mortgage-backed securities	217,859	4,938	(141)	222,656
Commercial mortgage-backed securities	66,110	4,886	(27)	70,969
Total fixed-maturity investments	$1,031,817	$50,686	$(703)	$1,081,800

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
The Company reports investment income due and accrued separately from fixed-maturity securities, available for sale, and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through earnings at the time the issuer of the bond defaults or is expected to default on payments.

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$(89)	$—	$—	$6,847	$(89)
Obligations of states, municipalities and political subdivisions	23,870	(469)	—	—	23,870	(469)
Corporate and other securities	188,522	(3,718)	1,092	(103)	189,614	(3,821)
Asset-backed securities	136,669	(204)	4,452	(48)	141,121	(252)
Residential mortgage-backed securities	260,251	(4,329)	17,968	(594)	278,219	(4,923)
Commercial mortgage-backed securities	10,773	(206)	—	—	10,773	(206)
Total fixed-maturity investments	$626,932	$(9,015)	$23,512	$(745)	$650,444	$(9,760)

At December 31, 2021, the Company held 234 fixed-maturity securities with a total estimated fair value of $650.4 million and gross unrealized losses of $9.8 million. Of those securities, 10 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2021, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At December 31, 2021, 81.5% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities. Based on its review, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses for the year ended December 31, 2021.

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$6,412	$(67)	$—	$—	$6,412	$(67)
Corporate and other securities	3,829	(86)	—	—	3,829	(86)
Asset-backed securities	57,750	(149)	23,825	(233)	81,575	(382)
Residential mortgage-backed securities	46,869	(129)	266	(12)	47,135	(141)
Commercial mortgage-backed securities	4,971	(27)	—	—	4,971	(27)
Total fixed-maturity investments	$119,831	$(458)	$24,091	$(245)	$143,922	$(703)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2021 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$6,742	$6,822
Due after one year through five years	185,273	189,497
Due after five years through ten years	226,707	232,197
Due after ten years	255,183	264,863
Asset-backed securities	299,810	301,775
Residential mortgage-backed securities	340,804	337,685
Commercial mortgage-backed securities	57,000	59,227
Total fixed maturities	$1,371,519	$1,392,066

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest:
Taxable bonds	$25,654	$20,493	$14,853
Municipal bonds (tax exempt)	3,501	3,618	3,692
Cash equivalents and short-term investments	12	262	842
Dividends on equity securities	3,962	3,512	2,136
Gross investment income	33,129	27,885	21,523
Investment expenses	(2,081)	(1,775)	(1,390)
Net investment income	$31,048	$26,110	$20,133

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed-maturity securities:
Realized gains	$2,944	$4,022	$567
Realized losses	(3)	(383)	(79)
Net realized gains from fixed-maturity securities	2,941	3,639	488

Equity securities:
Realized gains	97	—	556
Realized losses	(210)	(119)	(688)
Net realized losses from equity securities	(113)	(119)	(132)

Short-term securities - realized gains	—	13	3
Net realized investment gains	$2,828	$3,533	$359

Change in net unrealized (losses) gains on fixed-maturity securities
The change in net unrealized (losses) gains for fixed-maturity securities was $(29.4) million, $35.3 million, and $18.7 million for the years ended December 31, 2021, 2020, and 2019 respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $6.7 million and $6.9 million on deposit with state regulatory authorities at December 31, 2021 and 2020, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $15.0 million at December 31, 2021. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasuries and exchange traded funds are generally based on Level 1 inputs which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2021 and 2020, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	—	228,045	—	228,045
Corporate and other securities	—	458,487	—	458,487
Asset-backed securities	—	301,775	—	301,775
Residential mortgage-backed securities	—	337,685	—	337,685
Commercial mortgage-backed securities	—	59,227	—	59,227
Total fixed maturities	6,847	1,385,219	—	1,392,066

Equity securities:
Exchange traded funds	123,389	—	—	123,389
Non-redeemable preferred stock	—	49,222	—	49,222
Total equity securities	123,389	49,222	—	172,611
Total	$130,236	$1,434,441	$—	$1,564,677

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$230,906	$—	$230,906
Corporate and other securities	—	316,608	—	316,608
Asset-backed securities	—	240,661	—	240,661
Residential mortgage-backed securities	—	222,656	—	222,656
Commercial mortgage-backed securities	—	70,969	—	70,969
Total fixed maturities	—	1,081,800	—	1,081,800

Equity securities:
Exchange traded funds	98,050	—	—	98,050
Non-redeemable preferred stock	—	31,612	—	31,612
Total equity securities	98,050	31,612	—	129,662
Total	$98,050	$1,113,412	$—	$1,211,462

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $44.7 million and $13.7 million at December 31, 2021 and 2020, respectively. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of December 31, 2021 and 2020. See Note 11 for further information regarding the Credit Facility.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of year	$31,912	$23,564	$14,801
Policy acquisition costs deferred:
Direct commissions	111,463	80,682	56,841
Ceding commissions	(28,965)	(18,879)	(12,373)
Other underwriting and policy acquisition costs	6,191	4,478	3,727
Policy acquisition costs deferred	88,689	66,281	48,195
Amortization of net policy acquisition costs	(78,633)	(57,933)	(39,432)
Balance, end of year	$41,968	$31,912	$23,564

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$98,847	$69,922	$48,382
Ceding commissions	(25,702)	(16,145)	(12,347)
Other operating expenses	51,755	40,519	34,182
Total	$124,900	$94,296	$70,217

Other operating expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $48.9 million, $35.9 million and $27.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Kinsale collects from or refunds to its subsidiaries the amount of taxes determined as if Kinsale and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2018.
Income tax expense includes the following components for the years ending December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current federal income tax expense	$36,718	$11,378	$12,860
Deferred federal income tax (benefit) expense	(576)	616	(125)
Income tax expense	$36,142	$11,994	$12,735

The Company paid $40.6 million, $13.0 million and $11.6 million in federal income taxes during the years ended December 31, 2021, 2020 and 2019, respectively. Current income taxes recoverable was $5.1 million and $1.2 million at December 31, 2021 and 2020, respectively and included in "other assets" in the accompanying consolidated balance sheets.
The prevailing federal income tax rate was 21% in 2021, 2020 and 2019. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Income tax expense at federal income tax rate	$39,648	$21,087	$15,971
Stock options exercised	(2,148)	(7,634)	(2,411)
Restricted stock award vesting	(677)	(658)	(153)
Tax-exempt investment income	(546)	(565)	(577)
Other	(135)	(236)	(95)
Total	$36,142	$11,994	$12,735

The significant components of the net deferred tax asset (liability) are summarized as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$15,723	$11,736
Unearned premiums	13,190	9,942
State operating loss carryforwards	4,554	3,833
Stock compensation	1,140	865
Allowance for credit losses	712	649
Other	278	254
Deferred tax assets before allowance	35,597	27,279
Less: valuation allowance	(4,159)	(3,491)
Total deferred tax assets	31,438	23,788

Deferred tax liabilities:
Unrealized gains on fixed-maturity securities	4,315	10,497
Unrealized gains on equity securities	11,368	6,552
Deferred policy acquisition costs, net of ceding commissions	8,813	6,701
Property and equipment	2,741	2,433
Transition adjustment for loss reserve discount	1,025	1,281
Intangible assets	743	743
Other	324	229
Total deferred tax liabilities	29,329	28,436
Net deferred tax asset (liability)	$2,109	$(4,648)

At December 31, 2021 and 2020, the Company had state net operating losses ("NOLs") of $96.1 million and $80.9 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2021 and 2020, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2021 and 2020, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income.
The Company did not have any material uncertain tax positions in 2021 or 2020. Management is not aware of any events that would give rise to any uncertain tax positions.

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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2021	2020	2019
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$636,013	$460,058	$369,152
Less: reinsurance recoverable on unpaid losses	83,730	69,792	55,389
Adoption of new accounting standard for credit losses	—	(282)	—
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	552,283	390,548	313,763
Incurred losses and loss adjustment expenses:
Current year	356,401	277,140	178,986
Prior year	(31,986)	(13,338)	(9,423)
Total net losses and loss adjustment expenses incurred	324,415	263,802	169,563
Payments:
Current year	23,765	27,664	19,054
Prior year	89,150	74,403	74,006
Total payments	112,915	102,067	93,060
Net reserves for unpaid losses and loss adjustment expenses, end of year	763,783	552,283	390,266
Reinsurance recoverable on unpaid losses, net of allowance	117,561	83,730	69,792
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$881,344	$636,013	$460,058

During the year ended December 31, 2021, prior accident years developed favorably by $32.0 million, of which $33.7 million was attributable to the 2020 accident year and was related to a lower-than-expected level of reported losses. Although the Company does not have any significant direct COVID-19 exposure, the related disruption in the court system and the general economy created additional uncertainty in estimating loss reserves in 2020. As a result, 2020 accident year actuarial assumptions were adjusted in 2020 to increase IBNR to account for this additional uncertainty. The Company's current outlook is more favorable than in the prior year and, based on observed trends, the Company reevaluated and adjusted certain assumptions for accident year 2020 in 2021 to reflect the favorable experience. In addition, $3.8 million of favorable development was attributable to accident year 2019 due to reported losses emerging at lower levels than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2016 and 2018 accident years due to modest adjustments in actuarial assumptions.
Current accident year incurred losses and loss adjustment expenses for the year ended December 31, 2021 included $8.6 million of catastrophe losses primarily related to Hurricane Ida and winter storms Uri and Viola in Texas.
During the year ended December 31, 2020, our net incurred losses for accident years 2019 and prior developed favorably by $13.3 million. This favorable development included $10.5 million for the 2019 accident year and $1.8 million for the 2018 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, largely across the other liability and excess lines of business.
Current year incurred losses and loss adjustment expenses for the year ended December 31, 2020 included $23.2 million of catastrophe losses primarily related to Hurricane Laura, Hurricane Sally and the California wildfires.
During the year ended December 31, 2019, our net incurred losses for accident years 2018 and prior developed favorably by $9.4 million. This favorable development included $13.0 million for the 2018 accident year, $1.6 million for the 2017 accident year. This favorable development was primarily due to reported losses emerging at a lower level than expected, on the other liability and products liability lines of business. The favorable development was offset by adverse development of $5.2 million for the 2011 through 2015 accident years. The unfavorable development was primarily attributable to the other liability occurrence line of business. This adverse development largely resulted from management’s decision to lengthen the actuarial loss development factors to provide for emergence of reported losses over a longer period of time based on trends observed in loss experience, which added a modest amount of conservatism to the Company’s IBNR reserves.
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2021
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2017	$12,473	$11,705	$11,676	$11,631	$11,606	$—	1,041
2018		11,559	12,004	12,698	12,704	26	650
2019			14,914	13,909	15,572	154	642
2020				40,612	37,939	1,234	2,294
2021					36,531	9,323	1,034
				Total	$114,352

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021
	($ in thousands)
2017	$9,938	$11,233	$11,602	$11,608	$11,605
2018		9,132	11,646	12,599	12,660
2019			9,852	12,581	13,996
2020				19,897	30,321
2021					14,268
				Total	82,850
		All outstanding liabilities before 2017, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$31,502
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2021:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	62.5%	19.0%	6.6%	0.3%	—%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2012	$7,913	$5,749	$4,205	$3,102	$2,845	$2,477	$2,314	$2,207	$2,136	$1,867	$136	138
2013		15,238	11,639	9,113	7,917	7,002	6,463	6,128	6,087	6,215	356	228
2014			18,847	14,289	11,748	11,217	10,948	10,988	10,620	10,266	638	273
2015				18,883	16,777	14,896	13,583	13,942	13,548	13,414	937	258
2016					19,170	14,693	14,675	14,322	13,583	13,602	1,431	310
2017						18,116	17,097	16,120	15,794	14,989	2,434	371
2018							22,429	20,234	18,612	17,057	5,108	464
2019								34,693	29,056	26,426	11,037	550
2020									55,630	44,641	31,667	772
2021										84,018	74,017	1,035
									Total	$232,495

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021

2012	$153	$475	$877	$1,024	$1,090	$1,882	$1,946	$1,946	$1,946	$1,732
2013		499	1,915	4,436	5,070	5,320	5,439	5,482	5,612	5,843
2014			435	1,865	5,039	6,385	8,290	9,415	9,491	9,628
2015				217	4,496	7,563	9,238	11,372	11,522	12,142
2016					1,158	3,015	6,907	9,839	11,381	12,105
2017						340	4,897	8,252	10,484	11,357
2018							507	5,030	8,931	10,330
2019								2,487	6,005	10,123
2020									1,002	7,446
2021										1,146
									Total	81,852
	All outstanding liabilities before 2012, net of reinsurance									56
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$150,699

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2012	$16,977	$17,436	$18,803	$20,401	$20,579	$22,001	$22,401	$23,223	$23,197	$22,271	$997	597
2013		30,616	28,771	28,037	29,039	31,731	33,248	33,973	33,128	33,002	2,273	872
2014			47,805	40,668	38,049	36,678	39,313	41,859	42,434	41,367	4,374	1,230
2015				59,717	51,739	49,122	52,100	54,697	54,090	54,090	7,108	1,700
2016					61,440	55,680	53,549	55,534	57,401	60,861	10,378	1,518
2017						71,126	67,151	68,985	70,641	71,117	18,282	1,843
2018							86,157	78,331	78,386	83,952	33,875	1,918
2019								112,266	109,994	108,138	63,673	2,006
2020									154,619	136,212	119,143	1,761
2021										200,598	190,069	1,332
									Total	$811,608

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021

2012	$757	$4,441	$7,850	$11,238	$14,382	$16,474	$19,383	$20,707	$21,408	$20,805
2013		1,099	4,469	7,957	14,890	21,348	26,715	28,248	29,610	30,116
2014			698	3,081	8,489	17,576	23,771	31,026	34,338	35,807
2015				941	3,161	12,685	28,385	37,690	41,724	44,161
2016					1,099	6,015	17,225	28,924	34,437	43,311
2017						1,581	9,352	22,407	37,736	46,025
2018							2,638	10,995	22,860	35,138
2019								3,944	16,687	30,518
2020									2,400	8,673
2021										3,205
									Total	297,759
			All outstanding liabilities before 2012, net of reinsurance							329
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$514,178

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	4.9%	20.5%	25.7%	12.6%	9.9%	12.3%	2.4%	1.1%	1.9%	—%
Casualty - occurrence	2.4%	9.1%	15.0%	20.4%	14.4%	13.0%	7.6%	4.5%	2.3%	—%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2021
Net outstanding liabilities
Property	$31,502
Casualty - claims made	150,699
Casualty - occurrence	514,178
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	696,379

Reinsurance recoverable on unpaid claims
Property	16,777
Casualty - claims made	16,581
Casualty - occurrence	84,203
Total reinsurance recoverable on unpaid claims	117,561
Unallocated claims adjustment expenses	67,404
Gross liability for unpaid claims and claim adjustment expense	$881,344

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Written:
Direct	$764,373	$552,814	$389,569
Assumed	—	—	125
Ceded	(104,164)	(74,595)	(47,633)
Net written	$660,209	$478,219	$342,061

Earned:
Direct	$677,630	$479,181	$330,464
Assumed	—	21	104
Ceded	(94,751)	(66,448)	(47,587)
Net earned	$582,879	$412,754	$282,981

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $49.7 million, $42.0 million and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables on paid losses	$5,409	$9,485
Reinsurance recoverables on unpaid losses	117,561	83,730
Reinsurance recoverables	$122,970	$93,215

Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance recoverables are from companies with A.M. Best ratings of "A" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company recorded an allowance for credit losses of $0.4 million and $0.3 million related to its reinsurance balances at December 31, 2021 and 2020, respectively; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2021, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $28.0 million, $27.4 million, $16.3 million, $10.2 million and $9.5 million, representing 74.3% of the total balance.

At December 31, 2021, unearned premiums ceded to five reinsurers were $8.4 million, $5.5 million, $3.5 million, $3.3 million and $3.3 million, representing 71.6% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2021 or 2020.
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
The Company recognized total equity-based compensation expense of $4.8 million, $3.6 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

A summary of option activity as of December 31, 2021 and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	387,738	$16.00
Granted	—	—
Forfeited	(934)	16.00
Exercised	(61,371)	16.00
Outstanding at December 31, 2021	325,433	$16.00	4.6	$72,210
Exercisable at December 31, 2021	325,433	$16.00	4.6	$72,210

The total intrinsic value of options exercised was $10.4 million during the year ended December 31, 2021 and $37.0 million during the year ended December 31, 2020.
Restricted Stock Awards
During 2021, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	108,392	$97.40
Granted	35,870	$185.00
Vested	(41,121)	$87.82
Forfeited	(7,157)	$128.11
Nonvested outstanding at the end of the period	95,984	$131.94

Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2021, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 12,958.
The per share weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2021, 2020, and 2019 was $185.00, $147.45 and $80.59, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2021, 2020 and 2019 was $6.8 million, $5.8 million and $2.1 million respectively. As of December 31, 2021, the Company had $9.1 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.6 years.
Subsequent Events
The Board of Directors granted 3,528 restricted stock awards on January 1, 2022 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock awards had a fair value on the date of grant of $237.89 per share and will vest on the first anniversary date of the grant.

On February 14, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend is payable on March 14, 2022 to all stockholders of record on March 2, 2022.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net income	$152,659	$88,419	$63,316

Weighted average common shares outstanding - basic	22,693	22,319	21,528
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	324	469	570
Restricted stock awards	45	64	38
Total dilutive effect of shares issued under stock compensation arrangements	369	533	608
Weighted average common shares outstanding - diluted	23,062	22,852	22,136

Earnings per common share:
Basic	$6.73	$3.96	$2.94
Diluted	$6.62	$3.87	$2.86

There were 30 thousand, 35 thousand and 54 thousand anti-dilutive stock awards for the years ended December 31, 2021, 2020 and 2019, respectively.
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

11.     Credit agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of the Company’s new headquarters and may also be used for working capital and general corporate purposes.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. At December 31, 2021, there was $42.7 million outstanding under the Credit Facility, net of debt issuance cost of $0.3 million, with a weighted average interest rate of 1.92%. For the years ended December 31, 2021, 2020 and 2019, total interest expense under the Credit Facility was $1.0 million, $1.0 million and $0.2 million, respectively. For the years ended December 31, 2020 and 2019, $0.8 million and $0.2 million of interest expense was capitalized as part of the real estate project under construction, respectively. Interest paid was $0.9 million, $0.8 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

12.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $2.2 million, $1.7 million and $1.3 million in 2021, 2020 and 2019, respectively.

14.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income:

	Year Ending December 31,
	2021	2020	2019
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes:	$(26,792)	$37,387	$19,190
Income tax benefit (expense)	5,626	(7,851)	(4,029)
Unrealized (losses) gains arising during the period, net of income taxes	(21,166)	29,536	15,161
Less reclassification adjustment:
Net realized investment gains on available-for-sale investments	2,644	2,119	489
Income tax benefit	(555)	(445)	(102)
Reclassification adjustment included in net income	2,089	1,674	387
Other comprehensive (loss) income	$(23,255)	$27,862	$14,774

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

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Commercial:
Small Business	$112,142	$83,289	$63,181
Excess Casualty	109,464	76,715	51,225
Construction	103,540	87,206	71,035
Commercial Property	78,722	51,789	29,115
Allied Health	59,208	37,562	23,962
Products Liability	55,070	38,306	26,333
Life Sciences	41,297	31,027	17,821
General Casualty	36,042	24,591	20,931
Professional Liability	33,226	27,051	20,029
Management Liability	32,163	24,061	14,820
Energy	19,925	16,985	15,371
Environmental	13,584	8,568	5,179
Entertainment	12,396	4,614	2,348
Health Care	11,271	7,666	5,963
Inland Marine	9,703	6,910	3,467
Public Entity	9,207	3,007	580
Commercial Insurance	411	1,757	1,674
Total commercial	737,371	531,104	373,034
Personal:
Personal Insurance	27,002	21,710	16,660
Total	$764,373	$552,814	$389,694

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

General Casualty underwrites general liability and liquor liability on hospitality, habitational and retail risks, among others, with similar premises liability loss exposures. During 2021, certain business previously underwritten by this division is now underwritten by the Entertainment division and prior year amounts have been reclassified to conform to the current year's presentation.
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
Entertainment underwrites commercial general liability for small-to-medium sized entertainment classes, including such classes as bowling alleys, campgrounds, escape rooms, fitness centers, museums and paintball facilities, among others. As previously discussed, during 2021, certain business previously underwritten by the General Casualty division is now underwritten by this division and prior year amounts have been reclassified to conform to the current year's presentation.
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
Personal Insurance writes homeowners coverage on manufactured homes with catastrophe exposure due to coastal location.
The Company does business with two unaffiliated insurance brokers that generated $137.0 million and $118.8 million of gross written premiums for the year ended December 31, 2021, representing 17.9% and 15.5% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2021.

16. Statutory financial information
Kinsale Insurance maintains its accounts in conformity with accounting practices prescribed or permitted by state regulatory authorities that vary in certain respects from U.S. GAAP. In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized gains or losses relating to fixed maturities in stockholders’ equity. The Company does not use any permitted practices that are different from prescribed statutory accounting practices.
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2021, 2020, and 2019 and for the years then ended are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Statutory net income	$115,885	$54,338	$40,917
Statutory capital and surplus	$606,910	$476,066	$348,811

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2021 and 2020, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2022 without prior approval is $114.0 million.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$6,847	$6,847
Obligations of states, municipalities and political subdivisions	216,375	228,045	228,045
Corporate and other securities	450,594	458,487	458,487
Asset-backed securities	299,810	301,775	301,775
Residential mortgage-backed securities	340,804	337,685	337,685
Commercial mortgage-backed securities	57,000	59,227	59,227
Total fixed maturities	1,371,519	1,392,066	1,392,066

Equity securities:
Exchange traded funds	70,151	123,389	123,389
Non-redeemable preferred stock	48,744	49,222	49,222
Total equity securities	118,895	172,611	172,611
Total investments	$1,490,414	$1,564,677	$1,564,677

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2021	2020
	(in thousands)
Assets
Cash and cash equivalents	$14,596	$8,395
Due from subsidiaries	—	7,792
Investment in subsidiaries	721,369	600,931
Deferred income tax asset, net	934	587
Income taxes recoverable	5,059	1,177
Other assets	314	290
Total assets	$742,272	$619,172

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$121	$302
Due to subsidiaries	47	—
Credit facility	42,696	42,570
Other liabilities	73	62
Total liabilities	42,937	42,934

Stockholders’ equity:
Common stock	228	228
Additional paid-in capital	295,040	291,315
Retained earnings	385,942	243,315
Accumulated other comprehensive income	18,125	41,380
Stockholders’ equity	699,335	576,238
Total liabilities and stockholders’ equity	$742,272	$619,172

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues:
Management fees from subsidiaries	$7,002	$5,709	$4,502
Total revenues	7,002	5,709	4,502

Expenses:
Operating expenses	7,972	6,624	5,215
Other expenses	994	1,332	—
Total expenses	8,966	7,956	5,215
Loss before income taxes	(1,964)	(2,247)	(713)
Income tax benefit	(3,424)	(8,779)	(2,714)
Income before equity in net income of subsidiaries	1,460	6,532	2,001
Equity in net income of subsidiaries	151,199	81,887	61,315
Net income	152,659	88,419	63,316

Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(23,255)	27,862	14,774
Total comprehensive income	$129,404	$116,281	$78,090

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net income	$152,659	$88,419	$63,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(347)	(68)	(150)
Stock compensation expense	4,844	3,575	2,742
Equity in undistributed earnings of subsidiaries	(151,199)	(81,887)	(61,315)
Changes in operating assets and liabilities	3,955	7,520	(14,247)
Dividends received from subsidiary	8,000	—	5,000
Net cash provided by (used in) operating activities	17,912	17,559	(4,654)

Investing activities
Contributions to subsidiary	(571)	(100,034)	(68,391)
Net cash used in investing activities	(571)	(100,034)	(68,391)

Financing activities
Common stock issued, net of transaction costs	—	56,698	65,879
Common stock issued, stock options exercised	982	3,622	2,750
Payroll taxes withheld and remitted on share-based payments	(2,101)	(1,803)	(617)
Dividends paid	(10,021)	(8,073)	(6,929)
Proceeds from credit facility	—	25,700	17,300
Debt issuance costs	—	—	(628)
Net cash (used in) provided by financing activities	(11,140)	76,144	77,755
Net change in cash and cash equivalents	6,201	(6,331)	4,710
Cash and cash equivalents at beginning of year	8,395	14,726	10,016
Cash and cash equivalents at end of year	$14,596	$8,395	$14,726

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
Credit agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of the Company’s new headquarters and may also be used for working capital and general corporate purposes.
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate (ABR) loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to the higher of the prime rate, the New York Federal Reserve Board Rate or the one-month adjusted LIBOR, plus the applicable margin of 0.75% to 1.75%, depending on which interest option was applicable for the particular ABR loan. At December 31, 2021, there was $42.7 million outstanding under the Credit Facility, net of debt issuance cost of $0.3 million, with a weighted average interest rate of 1.92%. For the years ended December 31, 2021, 2020 and 2019, total interest expense under the Credit Facility was $1.0 million, $1.0 million and $0.2 million, respectively. For the years ended December 31, 2020 and 2019, $0.8 million and $0.2 million of interest expense was capitalized as part of the real estate project under construction, respectively. Interest paid was $0.9 million, $0.8 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. As of December 31, 2021, the Company was in compliance with all of its financial covenants under the Credit Facility.

Dividends from subsidiary
Cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company, were $8.0 million for the year ended December 31, 2021 and $5.0 million for the year ended December 31, 2019. There were no cash dividends paid by the insurance subsidiary for the year ended December 31, 2020.
Commitments and contingencies
Liabilities for loss contingencies, arising from non-insurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period (1)	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2021:
Allowance for premiums receivable	$3,087	$2,189	$1,885	$3,391
Valuation allowance for deferred tax assets	3,491	668	—	4,159
Allowance for reinsurance recoverables	282	118	—	400

Year Ended December 31, 2020:
Allowance for premiums receivable	2,345	1,240	498	3,087
Valuation allowance for deferred tax assets	1,592	1,899	—	3,491
Allowance for reinsurance recoverables	282	—	—	282

Year Ended December 31, 2019:
Allowance for premiums receivable	2,615	835	745	2,705
Valuation allowance for deferred tax assets	780	812	—	1,592

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2021 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG, LLP, Richmond, VA, Auditor Firm ID: 185.
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
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe
Michael P. Kehoe	President, Chief Executive Officer and Director	February 25, 2022
(Principal Executive Officer)
/s/ Bryan P. Petrucelli
Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2022
(Principal Financial and Accounting Officer)
/s/ Steven J. Bensinger
Steven J. Bensinger	Director	February 25, 2022

/s/ Teresa P. Chia
Teresa P. Chia	Director	February 25, 2022

/s/ Robert V. Hatcher, III
Robert V. Hatcher, III	Director	February 25, 2022

/s/ Anne C. Kronenberg
Anne C. Kronenberg	Director	February 25, 2022

/s/ Robert Lippincott III
Robert Lippincott III	Director	February 25, 2022

/s/ James J. Ritchie
James J. Ritchie	Director	February 25, 2022

/s/ Frederick L. Russell, Jr.
Frederick L. Russell, Jr.	Director	February 25, 2022

/s/ Gregory M. Share
Gregory M. Share	Director	February 25, 2022