Form 10-Q
period 2022-03-31
Kinsale Capital Group, Inc.
filed 2022-04-28
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 22, 2022: 22,908,023

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
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,521,792 – 2022; $1,371,519 – 2021)	$1,461,415	$1,392,066
Equity securities, at fair value (cost: $117,609 – 2022; $118,895 – 2021)	163,574	172,611
Short-term investments	825	—
Total investments	1,625,814	1,564,677
Cash and cash equivalents	104,158	121,040
Investment income due and accrued	8,225	7,658
Premiums receivable, net	86,397	71,004
Reinsurance recoverables, net	129,287	122,970
Ceded unearned premiums	35,628	33,679
Deferred policy acquisition costs, net of ceding commissions	47,483	41,968
Intangible assets	3,538	3,538
Deferred income tax asset, net	22,314	2,109
Other assets	51,711	57,012
Total assets	$2,114,555	$2,025,655

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$957,575	$881,344
Unearned premiums	387,615	347,730
Payable to reinsurers	16,080	16,112
Accounts payable and accrued expenses	8,913	23,250
Credit facility	42,727	42,696
Other liabilities	36,075	15,188
Total liabilities	1,448,985	1,326,320

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,907,548 and 22,834,377 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively	229	228
Additional paid-in capital	296,390	295,040
Retained earnings	414,756	385,942
Accumulated other comprehensive (loss) income	(45,805)	18,125
Total stockholders’ equity	665,570	699,335
Total liabilities and stockholders’ equity	$2,114,555	$2,025,655

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Revenues:
Gross written premiums	$245,513	$168,876
Ceded written premiums	(29,015)	(24,578)
Net written premiums	216,498	144,298
Change in unearned premiums	(37,936)	(21,257)
Net earned premiums	178,562	123,041
Net investment income	9,088	6,942
Change in the fair value of equity securities	(7,751)	7,091
Net realized investment gains	295	1,198
Other income	124	11
Total revenues	180,318	138,283

Expenses:
Losses and loss adjustment expenses	102,505	70,260
Underwriting, acquisition and insurance expenses	38,545	28,136
Other expenses	396	448
Total expenses	141,446	98,844
Income before income taxes	38,872	39,439
Total income tax expense	7,081	7,360
Net income	31,791	32,079
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(63,930)	(19,622)
Total comprehensive (loss) income	$(32,139)	$12,457

Earnings per share:
Basic	$1.40	$1.42
Diluted	$1.38	$1.39

Weighted-average shares outstanding:
Basic	22,753	22,665
Diluted	23,093	23,069

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2021	22,834	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	76	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,908	$229	$296,390	$414,756	$(45,805)	$665,570

Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	$228	$292,690	$272,890	$21,758	$587,566

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities:
Net cash provided by operating activities	$121,929	$91,322

Investing activities:
Purchase of property and equipment	(703)	(1,282)
Change in short-term investments, net	(840)	—
Purchases – fixed-maturity securities	(226,496)	(105,010)
Purchases – equity securities	(487)	(3,282)
Sales – fixed-maturity securities	54,238	30,797
Sales – equity securities	1,625	—
Maturities and calls – fixed-maturity securities	36,953	45,053
Net cash used in investing activities	(135,710)	(33,724)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(516)	—
Proceeds from stock options exercised	378	339
Dividends paid	(2,963)	(2,495)
Net cash used in financing activities	(3,101)	(2,156)
Net change in cash and cash equivalents	(16,882)	55,442
Cash and cash equivalents at beginning of year	121,040	77,093
Cash and cash equivalents at end of period	$104,158	$132,535
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Prospective accounting pronouncements
There are no prospective accounting standards which, upon their effective date, would have a material impact on the Company's condensed consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$14,544	$—	$(560)	$13,984
Obligations of states, municipalities and political subdivisions	222,054	2,611	(6,906)	217,759
Corporate and other securities	557,822	2,312	(31,048)	529,086
Asset-backed securities	275,052	789	(2,183)	273,658
Residential mortgage-backed securities	381,691	332	(23,988)	358,035
Commercial mortgage-backed securities	70,629	126	(1,862)	68,893
Total fixed-maturity investments	$1,521,792	$6,170	$(66,547)	$1,461,415

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$—	$(89)	$6,847
Obligations of states, municipalities and political subdivisions	216,375	12,139	(469)	228,045
Corporate and other securities	450,594	11,714	(3,821)	458,487
Asset-backed securities	299,810	2,217	(252)	301,775
Residential mortgage-backed securities	340,804	1,804	(4,923)	337,685
Commercial mortgage-backed securities	57,000	2,433	(206)	59,227
Total fixed-maturity investments	$1,371,519	$30,307	$(9,760)	$1,392,066
Available-for-sale securities in a loss position
The Company regularly reviews all its available-for-sale investments with unrealized losses to assess whether the decline in the fair value is deemed to be a credit loss. The Company considers a number of factors in completing its review of credit losses, including the extent to which a security's fair value has been below cost and the financial condition of an issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a decline in a security’s value caused by a change in the market or interest rate environment does not constitute a credit loss.
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$13,984	$(560)	$—	$—	$13,984	$(560)
Obligations of states, municipalities and political subdivisions	87,590	(6,590)	1,709	(316)	89,299	(6,906)
Corporate and other securities	414,688	(28,493)	16,100	(2,555)	430,788	(31,048)
Asset-backed securities	207,664	(2,088)	5,788	(95)	213,452	(2,183)
Residential mortgage-backed securities	284,332	(17,784)	58,926	(6,204)	343,258	(23,988)
Commercial mortgage-backed securities	60,731	(1,697)	1,672	(165)	62,403	(1,862)
Total fixed-maturity investments	$1,068,989	$(57,212)	$84,195	$(9,335)	$1,153,184	$(66,547)

At March 31, 2022, the Company held 600 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.2 billion and gross unrealized losses of $66.5 million. Of these securities, 35 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2022, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2022, 80.8% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the three months ended March 31, 2022, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2022 are summarized, by contractual maturity, as follows:

	March 31, 2022
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$7,749	$7,766
Due after one year through five years	258,045	251,927
Due after five years through ten years	244,902	233,059
Due after ten years	283,724	268,077
Asset-backed securities	275,052	273,658
Residential mortgage-backed securities	381,691	358,035
Commercial mortgage-backed securities	70,629	68,893
Total fixed-maturity securities	$1,521,792	$1,461,415

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest:
Taxable bonds	$7,795	$5,729
Tax exempt municipal bonds	857	885
Cash equivalents and short-term investments	19	1
Dividends on equity securities	1,030	869
Gross investment income	9,701	7,484
Investment expenses	(613)	(542)
Net investment income	$9,088	$6,942

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed-maturity securities:
Realized gains	$842	$1,199
Realized losses	(365)	(1)
Net realized gains from fixed-maturity securities	477	1,198

Equity securities:
Realized losses	(148)	—
Net realized losses from equity securities	(148)	—
Realized losses from the sales of short-term investments	(34)	—
Net realized investment gains	$295	$1,198

Change in net unrealized losses on fixed-maturity securities
For the three months ended March 31, 2022 and 2021, the changes in net unrealized losses for fixed-maturity securities were $80.9 million and $24.8 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $6.5 million and $6.7 million on deposit with state regulatory authorities at March 31, 2022 and December 31, 2021, respectively.

Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $30.7 million and $15.0 million at March 31, 2022 and December 31, 2021, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasuries and exchange traded funds are generally based on Level 1 inputs, which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$13,984	$—	$—	$13,984
Obligations of states, municipalities and political subdivisions	—	217,759	—	217,759
Corporate and other securities	—	529,086	—	529,086
Asset-backed securities	—	273,658	—	273,658
Residential mortgage-backed securities	—	358,035	—	358,035
Commercial mortgage-backed securities	—	68,893	—	68,893
Total fixed-maturity securities	13,984	1,447,431	—	1,461,415

Equity securities:
Exchange traded funds	119,288	—	—	119,288
Non-redeemable preferred stock	—	44,286	—	44,286
Total equity securities	119,288	44,286	—	163,574
Short-term investments	—	825	—	825
Total	$133,272	$1,492,542	$—	$1,625,814

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	—	228,045	—	228,045
Corporate and other securities	—	458,487	—	458,487
Asset-backed securities	—	301,775	—	301,775
Residential mortgage-backed securities	—	337,685	—	337,685
Commercial mortgage-backed securities	—	59,227	—	59,227
Total fixed-maturity securities	6,847	1,385,219	—	1,392,066

Equity securities:
Exchange traded funds	123,389	—	—	123,389
Non-redeemable preferred stock	—	49,222	—	49,222
Total equity securities	123,389	49,222	—	172,611
Total	$130,236	$1,434,441	$—	$1,564,677

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021.

The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $29.9 million and $44.7 million at March 31, 2022 and December 31, 2021, respectively. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of March 31, 2022 and December 31, 2021. See Note 12 for further information regarding the Credit Facility.

4.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$41,968	$31,912
Policy acquisition costs deferred:
Direct commissions	35,860	24,650
Ceding commissions	(8,545)	(6,204)
Other underwriting and policy acquisition costs	1,988	1,368
Policy acquisition costs deferred	29,303	19,814
Amortization of net policy acquisition costs	(23,788)	(16,985)
Balance, end of period	$47,483	$34,741

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
5.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Building	$33,101	$33,101
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,205	3,143
Software	8,487	7,849
Furniture and fixtures	2,161	2,158
Land improvements	474	474
	55,568	54,865
Accumulated depreciation	(6,223)	(5,570)
Total property and equipment, net	$49,345	$49,295

6.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2022 and 2021 consist of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$29,951	$21,165
Ceding commissions	(7,829)	(5,355)
Other operating expenses	16,423	12,326
Total	$38,545	$28,136

Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $15.0 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $1.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Awards
During the three months ended March 31, 2022, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2022 is as follows:

	For the Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	95,984	$131.94
Granted	52,863	$211.86
Vested	(10,696)	$188.46
Forfeited	(833)	$171.33
Non-vested outstanding at the end of the period	137,318	$158.07

Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the three months ended March 31, 2022, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 2,459.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the three months ended March 31, 2022 and 2021 was $211.86 and $185.00, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2022 and 2021 was $2.3 million and $0.9 million, respectively. As of March 31, 2022, the Company had $18.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.2 years.
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

A summary of option activity as of March 31, 2022, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	325,433	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(23,600)	16.00
Outstanding at March 31, 2022	301,833	$16.00	4.3	$63,995
Exercisable at March 31, 2022	301,833	$16.00	4.3	$63,995

The total intrinsic value of options exercised was $4.5 million and $3.6 million during the three months ended March 31, 2022 and 2021, respectively.
8.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income	$31,791	$32,079

Weighted average common shares outstanding - basic	22,753	22,665
Effect of potential dilutive securities:
Conversion of stock options	291	343
Conversion of restricted stock	49	61
Weighted average common shares outstanding - diluted	23,093	23,069

Earnings per common share:
Basic	$1.40	$1.42
Diluted	$1.38	$1.39

There were 53 thousand and 33 thousand anti-dilutive stock awards for the three months ended March 31, 2022 and 2021, respectively.
9. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 18.2% and 18.7% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.
10.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2022	2021
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$881,344	$636,013
Less: reinsurance recoverable on unpaid losses	117,561	83,730
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	763,783	552,283
Incurred losses and loss adjustment expenses:
Current year	110,851	77,333
Prior years	(8,346)	(7,073)
Total net losses and loss adjustment expenses incurred	102,505	70,260

Payments:
Current year	1,142	1,018
Prior years	28,938	27,571
Total payments	30,080	28,589
Net reserves for unpaid losses and loss adjustment expenses, end of period	836,208	593,954
Reinsurance recoverable on unpaid losses	121,367	94,819
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$957,575	$688,773

During the three months ended March 31, 2022, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2021 developed favorably by $8.3 million, of which $10.1 million was attributable to the 2021 and 2020 accident years due to lower than expected reported losses across most lines of business. This was offset by $2.0 million of unfavorable development from accident years 2016 and 2018 due to a few large claims.
During the three months ended March 31, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $7.1 million. The favorable development was primarily attributable to the 2020 accident year of $9.5 million, which resulted from reported losses emerging at a lower level than expected across most lines of business.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Premiums written:
Direct	$245,513	$168,876
Ceded	(29,015)	(24,578)
Net written	$216,498	$144,298

Premiums earned:
Direct	$205,628	$145,031
Ceded	(27,066)	(21,990)
Net earned	$178,562	$123,041

The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$9,636	$12,501

The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables on paid losses	$7,920	$5,409
Reinsurance recoverables on unpaid losses	121,367	117,561
Reinsurance recoverables	$129,287	$122,970

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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate ("ABR") loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus 0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of March 31, 2022, there was $42.7 million outstanding under the Credit Facility, net of debt issuance cost of $0.3 million, with a weighted average interest rate of 2.19%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of March 31, 2022, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Unrealized losses on fixed-maturity securities arising during the period, before income taxes	$(80,485)	$(23,650)
Income tax benefit	16,902	4,966
Unrealized losses arising during the period, net of income taxes	(63,583)	(18,684)
Less reclassification adjustment:
Net realized gains on fixed-maturity securities, before income taxes	439	1,188
Income tax expense	(92)	(250)
Reclassification adjustment included in net income, net of income taxes	347	938
Other comprehensive loss	$(63,930)	$(19,622)

The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income (loss) to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2022, the percentage breakdown of our gross written premiums was 82% casualty and 18% property. Our commercial underwriting divisions include small business, commercial property, excess casualty, construction, allied health, products liability, general casualty, life sciences, professional liability, management liability, energy, health care, environmental, entertainment, inland marine and public entity. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3% of our gross written premiums in the first three months of 2022 and is included within our personal insurance division.
COVID-19
Consistent with 2021, the Company's results of operations, financial position and cash flows were not materially impacted by COVID-19 and the related economic effects during the first three months of 2022. For further discussion, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$245,513	$168,876	$76,637	45.4%
Ceded written premiums	(29,015)	(24,578)	(4,437)	18.1%
Net written premiums	$216,498	$144,298	$72,200	50.0%

Net earned premiums	$178,562	$123,041	$55,521	45.1%
Losses and loss adjustment expenses	102,505	70,260	32,245	45.9%
Underwriting, acquisition and insurance expenses	38,545	28,136	10,409	37.0%
Underwriting income (1)	37,512	24,645	12,867	52.2%
Net investment income	9,088	6,942	2,146	30.9%
Change in fair value of equity securities	(7,751)	7,091	(14,842)	(209.3)%
Net realized investment gains	295	1,198	(903)	(75.4)%
Other expense, net	(272)	(437)	165	(37.8)%
Income before taxes	38,872	39,439	(567)	(1.4)%
Income tax expense	7,081	7,360	(279)	(3.8)%
Net income	$31,791	$32,079	$(288)	(0.9)%

Net operating earnings (2)	$37,681	$25,531	$12,150	47.6%

Loss ratio	57.4%	57.1%
Expense ratio	21.6%	22.9%
Combined ratio	79.0%	80.0%

Annualized return on equity	18.6%	22.1%
Annualized operating return on equity(2)	22.1%	17.6%
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
Overview
Net income was $31.8 million for the three months ended March 31, 2022 compared to $32.1 million for the three months ended March 31, 2021, a decrease of 0.9%. The decrease in net income for the first three months of 2022 over the same period last year was primarily due to a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the quarter. This decrease was mostly offset by strong growth in the business from favorable E&S market conditions and continued rate increases and an increase in investment income quarter over quarter driven by higher investment balances.
Underwriting income was $37.5 million for the three months ended March 31, 2022 compared to $24.6 million for the three months ended March 31, 2021, an increase of 52.2%. The corresponding combined ratios were 79.0% for the three months ended March 31, 2022 compared to 80.0% for the three months ended March 31, 2021. The increase in underwriting income for the first three months of 2022 compared to the same period last year was due to higher premium growth and continued rate increases from a favorable E&S market environment.
Premiums
Our gross written premiums were $245.5 million for the three months ended March 31, 2022 compared to $168.9 million for the three months ended March 31, 2021, an increase of $76.6 million, or 45.4%. The increase in gross written premiums for the first three months of 2022 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was $11,800 in the first three months of 2022 compared to $9,800 in the first three months of 2021. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was $14,200 for the first three months of 2022 and $12,300 for the first three months of 2021.
Net written premiums increased by $72.2 million, or 50.0%, to $216.5 million for the three months ended March 31, 2022 from $144.3 million for the three months ended March 31, 2021. The increase in net written premiums for the first three months of 2022 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 88.2% for the three months ended March 31, 2022 compared to 85.4% for the same period last year. The increase in the net retention ratio was primarily due to lower reinstatement premiums on certain property reinsurance treaties and a change in the mix of business quarter over quarter.
Net earned premiums increased by $55.5 million, or 45.1%, to $178.6 million for the three months ended March 31, 2022 from $123.0 million for the three months ended March 31, 2021 due to growth in gross written premiums.
Loss ratio
The loss ratio was 57.4% for the three months ended March 31, 2022 compared to 57.1% for the three months ended March 31, 2021. The increase in the loss ratio in the first three months of 2022 compared to the first three months of 2021 was due primarily to lower favorable net development of reserves from prior accident years as a percentage of earned premiums, offset in part by lower reported losses in the current accident year as a percentage of earned premiums compared to the same period last year.

During the three months ended March 31, 2022, prior accident years developed favorably by $8.3 million, of which $10.1 million was attributable to the 2021 and 2020 accident years due to lower than expected reported losses across most lines of business. This was offset by $2.0 million of unfavorable development from accident years 2016 and 2018 due to a few large claims.
During the three months ended March 31, 2021, loss reserves from prior accident years developed favorably by $7.1 million. The favorable development was primarily attributable to the 2020 accident year of $9.5 million, which resulted from reported losses emerging at a lower level than expected across most lines of business.

The following table summarizes the loss ratios for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$110,789	62.1%	$77,257	62.8%
Current year catastrophe losses	62	—%	76	—%
Effect of prior year development	(8,346)	(4.7)%	(7,073)	(5.7)%
Total	$102,505	57.4%	$70,260	57.1%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$29,951	16.8%	$21,165	17.2%
Ceding	(7,829)	(4.4)%	(5,355)	(4.3)%
Net commissions incurred	22,122	12.4%	15,810	12.9%
Other underwriting expenses	16,423	9.2%	12,326	10.0%
Underwriting, acquisition and insurance expenses	$38,545	21.6%	$28,136	22.9%

The expense ratio was 21.6% for the three months ended March 31, 2022 compared to 22.9% for the three months ended March 31, 2021. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was largely due to lower reinstatement premiums on certain property reinsurance treaties that do not have ceding commissions, and a change in the mix of business. Direct commissions paid as a percentage of gross written premiums was 14.6% for both the three months ended March 31, 2022 and 2021.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$8,652	$6,614	$2,038
Dividends from equity securities	1,030	869	161
Other	19	1	18
Gross investment income	9,701	7,484	2,217
Investment expenses	(613)	(542)	(71)
Net investment income	9,088	6,942	2,146
Change in fair value of equity securities	(7,751)	7,091	(14,842)
Net realized investment gains	295	1,198	(903)
Total	$1,632	$15,231	$(13,599)

Our net investment income increased by 30.9% to $9.1 million for the three months ended March 31, 2022 from $6.9 million for the three months ended March 31, 2021. This increase in the first three months of 2022 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of positive cash flow since March 31, 2021. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.5% for the three months and ended March 31, 2022 and 2.6% for the three months ended March 31, 2021.
During the first three months of 2022, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $4.5 million and unrealized losses related to non-redeemable preferred stock of $3.2 million. The change in unrealized losses during the first three months of 2022 attributable to ETFs was largely reflective of the broader U.S. stock market. The change in unrealized losses during the first three months of 2022 attributable to non-redeemable preferred stock was reflective of a higher interest rate environment.
During the first three months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETFs of $7.5 million and unrealized losses related to preferred stock of $0.4 million. Unrealized gains during the first quarter of 2021 were largely reflective of the gains in the broader U.S. stock market.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the three months ended March 31, 2022 or 2021.
Income tax expense
Our effective tax rate was 18.2% for the three months ended March 31, 2022 compared to 18.7% for the three months ended March 31, 2021. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 18.6% for the three months ended March 31, 2022 compared to 22.1% for the three months ended March 31, 2021. Our annualized operating return on equity was 22.1% for the three months ended March 31, 2022 compared to 17.6% for the three months ended March 31, 2021. The increase in annualized operating return on equity for the three months ended March 31, 2022 compared to the prior period was attributable primarily to growth in the business from continuing favorable market conditions and rate increases.
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
In August 2019, we filed a universal shelf registration statement with the SEC that expires in 2022. We can use this shelf registration to issue an unspecified amount of common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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

Our cash flows for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$121,929	$91,322
Investing activities	(135,710)	(33,724)
Financing activities	(3,101)	(2,156)
Change in cash and cash equivalents	$(16,882)	$55,442

Net cash provided by operating activities was approximately $121.9 million for the three months ended March 31, 2022, compared to $91.3 million for the same period in 2021. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $135.7 million for the three months ended March 31, 2022, compared to $33.7 million for the three months ended March 31, 2021. Net cash used in investing activities during the first three months of 2022 included purchases of fixed-maturity securities of $226.5 million, which were comprised largely of corporate bonds, mortgage-backed securities, and to a lesser extent, asset-backed securities, sovereign and municipal securities. During the first three months of 2022, we received proceeds of $54.2 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $37.0 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2022, purchases of ETFs were $0.5 million.
Net cash used in investing activities of $33.7 million for the three months ended March 31, 2021 included purchases of fixed-maturity securities of $105.0 million, and were comprised primarily of corporate bonds and asset- and mortgage-backed securities. During the first three months of 2021, we received proceeds of $30.8 million from sales of fixed-maturity securities, largely corporate bonds, and $45.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2021, purchases of ETFs and non-redeemable preferred stock were $0.5 million and $2.8 million, respectively.
During the first three months of 2022, cash used in financing activities reflected dividends paid of $0.13 per common share, or $3.0 million in aggregate. In addition, payroll taxes withheld and remitted on restricted stock awards was $0.5 million, offset in part by proceeds received from our equity compensation plans of $0.4 million, for the three months ended March 31, 2022. During the first three months of March 31, 2021, cash used in financing activities reflected dividends paid of $0.11 per common share, or $2.5 million in aggregate. Proceeds received from our equity compensation plans were $0.3 million for the three months ended March 31, 2021.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of our new headquarters but may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of March 31, 2022, there was $42.7 million outstanding under the Credit Facility, net of debt issuance costs.

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
The following is a summary of our significant reinsurance programs as of March 31, 2022:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2022, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A" (Excellent) or better. As of March 31, 2022, we recorded an allowance for doubtful accounts of $0.4 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At March 31, 2022, total stockholders' equity was $665.6 million and tangible stockholders' equity was $662.8 million, compared to total stockholders' equity of $699.3 million and tangible stockholders' equity $696.5 million at December 31, 2021. The decreases in both total and tangible stockholders' equity over the prior year-end balances were due to an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends, offset in part by profits generated during the period and activity related to stock-based compensation plans. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.

Investment portfolio
At March 31, 2022, our cash and invested assets of $1.7 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and short-term investments. At March 31, 2022, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.5 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2022, we also held $163.6 million of equity securities, which were comprised of ETF securities and non-redeemable preferred stock, $104.2 million of cash and cash equivalents and $0.8 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.6 years and 4.3 years at March 31, 2022 and December 31, 2021, respectively, and an average rating of "AA-" at both March 31, 2022 and December 31, 2021.
At March 31, 2022 and December 31, 2021, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$14,544	$13,984	1.0%	$6,936	$6,847	0.5%
Obligations of states, municipalities and political subdivisions	222,054	217,759	14.9%	216,375	228,045	16.4%
Corporate and other securities	557,822	529,086	36.2%	450,594	458,487	32.9%
Asset-backed securities	275,052	273,658	18.7%	299,810	301,775	21.7%
Residential mortgage-backed securities	381,691	358,035	24.5%	340,804	337,685	24.3%
Commercial mortgage-backed securities	70,629	68,893	4.7%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,521,792	$1,461,415	100.0%	$1,371,519	$1,392,066	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2022 and December 31, 2021, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2022		December 31, 2021
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$382,784	26.2%	$375,579	27.0%
AA	521,211	35.7%	523,739	37.6%
A	276,748	18.9%	234,547	16.9%
BBB	209,993	14.4%	196,740	14.1%
Below BBB and unrated	70,679	4.8%	61,461	4.4%
Total	$1,461,415	100.0%	$1,392,066	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$7,749	$7,766	0.5%	$6,742	$6,822	0.5%
Due after one year through five years	258,045	251,927	17.2%	185,273	189,497	13.6%
Due after five years through ten years	244,902	233,059	16.0%	226,707	232,197	16.7%
Due after ten years	283,724	268,077	18.4%	255,183	264,863	19.0%
Asset-backed securities	275,052	273,658	18.7%	299,810	301,775	21.7%
Residential mortgage-backed securities	381,691	358,035	24.5%	340,804	337,685	24.3%
Commercial mortgage-backed securities	70,629	68,893	4.7%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,521,792	$1,461,415	100.0%	$1,371,519	$1,392,066	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2022, 6.9% of our total cash and investments was invested in ETFs. At March 31, 2022 and December 31, 2021, our ETF balances were comprised of the following funds:

	March 31, 2022		December 31, 2021
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$76,981	64.5%	$81,384	66.0%
Dividend yield equity fund	42,307	35.5%	42,005	34.0%
Total	$119,288	100.0%	$123,389	100.0%

As of March 31, 2022, 2.6% of our total cash and investments was invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$40,568	91.6%	$45,331	92.1%
Utilities	2,882	6.5%	2,993	6.1%
Industrials and other	836	1.9%	898	1.8%
Total	$44,286	100.0%	$49,222	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.5 million and $6.7 million at March 31, 2022 and December 31, 2021, respectively.

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
Net income for three months ended March 31, 2022 and 2021, reconciles to underwriting income as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021

Net income	$31,791	$32,079
Income tax expense	7,081	7,360
Income before income taxes	38,872	39,439
Other expenses (1)	396	448
Net investment income	(9,088)	(6,942)
Change in the fair value of equity securities	7,751	(7,091)
Net realized investment gains	(295)	(1,198)
Other income	(124)	(11)
Underwriting income	$37,512	$24,645
(1) Other expenses are comprised of interest expense on the Company's Credit Facility and corporate expenses not allocated to our insurance operations.

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

Net income for three months ended March 31, 2022 and 2021, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021

Net income	$31,791	$32,079
Adjustments:
Change in the fair value of equity securities, before taxes	7,751	(7,091)
Income tax expense (1)	(1,628)	1,489
Change in the fair value of equity securities, after taxes	6,123	(5,602)

Net realized investment gains, before taxes	(295)	(1,198)
Income tax expense (1)	62	252
Net realized investment gains, after taxes	(233)	(946)
Net operating earnings	$37,681	$25,531

Operating return on equity:
Average stockholders' equity (2)	$682,453	$581,902
Annualized return on equity (3)	18.6%	22.1%
Annualized operating return on equity (4)	22.1%	17.6%
(1) Income taxes on adjustments to reconcile net income to net operating earnings use an effective tax rate of 21%.
(2) Computed by adding the total stockholders' equity as of the date indicated to the prior year-end total and dividing by two.
(3) Annualized return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders' equity during the period.
(4) Annualized operating return on equity is net operating earnings expressed on an annualized basis as a percentage of average beginning and ending stockholders' equity during the period.

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

Stockholders' equity at March 31, 2022 and December 31, 2021, reconciles to tangible stockholders' equity as follows:

($ in thousands)	March 31, 2022	December 31, 2021

Stockholders' equity	$665,570	$699,335
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$662,775	$696,540

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

KINSALE CAPITAL GROUP, INC.
Date: April 28, 2022	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: April 28, 2022	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer