Form 10-Q
period 2022-06-30
Kinsale Capital Group, Inc.
filed 2022-07-28
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 22, 2022: 22,903,808

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,622,899 – 2022; $1,371,519 – 2021)	$1,493,074	$1,392,066
Equity securities, at fair value (cost: $116,927 – 2022; $118,895 – 2021)	139,539	172,611
Short-term investments	10,770	—
Total investments	1,643,383	1,564,677
Cash and cash equivalents	120,890	121,040
Investment income due and accrued	9,539	7,658
Premiums receivable, net	97,308	71,004
Reinsurance recoverables, net	135,037	122,970
Ceded unearned premiums	38,307	33,679
Deferred policy acquisition costs, net of ceding commissions	54,806	41,968
Intangible assets	3,538	3,538
Deferred income tax asset, net	43,167	2,109
Other assets	52,144	57,012
Total assets	$2,198,119	$2,025,655

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,036,741	$881,344
Unearned premiums	442,479	347,730
Payable to reinsurers	18,870	16,112
Accounts payable and accrued expenses	15,557	23,250
Credit facility	42,759	42,696
Other liabilities	7,647	15,188
Total liabilities	1,564,053	1,326,320

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,903,758 and 22,834,377 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	229	228
Additional paid-in capital	295,656	295,040
Retained earnings	438,868	385,942
Accumulated other comprehensive (loss) income	(100,687)	18,125
Total stockholders’ equity	634,066	699,335
Total liabilities and stockholders’ equity	$2,198,119	$2,025,655

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues:
Gross written premiums	$277,001	$194,061	$522,514	$362,937
Ceded written premiums	(34,658)	(26,308)	(63,673)	(50,886)
Net written premiums	242,343	167,753	458,841	312,051
Change in unearned premiums	(52,185)	(30,053)	(90,121)	(51,310)
Net earned premiums	190,158	137,700	368,720	260,741
Net investment income	10,594	7,429	19,682	14,371
Change in the fair value of equity securities	(23,353)	7,565	(31,104)	14,656
Net realized investment gains	1,413	304	1,708	1,502
Other income	145	12	269	23
Total revenues	178,957	153,010	359,275	291,293

Expenses:
Losses and loss adjustment expenses	107,040	79,115	209,545	149,375
Underwriting, acquisition and insurance expenses	38,972	29,889	77,517	58,025
Other expenses	503	398	899	846
Total expenses	146,515	109,402	287,961	208,246
Income before income taxes	32,442	43,608	71,314	83,047
Total income tax expense	5,352	7,973	12,433	15,333
Net income	27,090	35,635	58,881	67,714
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale investments, net of taxes	(54,882)	9,583	(118,812)	(10,039)
Total comprehensive (loss) income	$(27,792)	$45,218	$(59,931)	$57,675

Earnings per share:
Basic	$1.19	$1.57	$2.59	$2.99
Diluted	$1.17	$1.55	$2.55	$2.94

Weighted-average shares outstanding:
Basic	22,781	22,678	22,767	22,665
Diluted	23,103	23,054	23,095	23,055

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2021	22,834	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	76	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,908	229	296,390	414,756	(45,805)	665,570
Issuance of common stock under stock-based compensation plan	8	—	150	—	—	150
Stock-based compensation expense	—	—	1,857	—	—	1,857
Restricted shares withheld for taxes	(12)	—	(2,741)	—	—	(2,741)
Dividends declared ($0.13 per share)	—	—	—	(2,978)	—	(2,978)
Other comprehensive loss, net of tax	—	—	—	—	(54,882)	(54,882)
Net income	—	—	—	27,090	—	27,090
Balance at June 30, 2022	22,904	$229	$295,656	$438,868	$(100,687)	$634,066

Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	228	292,690	272,890	21,758	587,566
Issuance of common stock under stock-based compensation plan	7	—	163	—	—	163
Stock-based compensation expense	—	—	1,279	—	—	1,279
Restricted shares withheld for taxes	(13)	—	(2,082)	—	—	(2,082)
Dividends declared ($0.11 per share)	—	—	—	(2,508)	—	(2,508)
Other comprehensive income, net of tax	—	—	—	—	9,583	9,583
Net income	—	—	—	35,635	—	35,635
Balance at June 30, 2021	22,806	$228	$292,050	$306,017	$31,341	$629,636

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities:
Net cash provided by operating activities	$278,654	$194,948

Investing activities:
Purchase of property and equipment	(2,023)	(2,946)
Change in short-term investments, net	(10,793)	—
Purchases – fixed-maturity securities	(398,033)	(315,152)
Purchases – equity securities	(806)	(8,283)
Sales – fixed-maturity securities	72,384	87,681
Sales – equity securities	3,990	1,583
Maturities and calls – fixed-maturity securities	65,177	99,683
Net cash used in investing activities	(270,104)	(137,434)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(3,257)	(2,082)
Proceeds from stock options exercised	528	502
Dividends paid	(5,971)	(5,022)
Net cash used in financing activities	(8,700)	(6,602)
Net change in cash and cash equivalents	(150)	50,912
Cash and cash equivalents at beginning of year	121,040	77,093
Cash and cash equivalents at end of period	$120,890	$128,005
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
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Prospective accounting pronouncements
There are no prospective accounting standards which, upon their effective date, would have a material impact on the Company's condensed consolidated financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,933	$—	$(832)	$22,101
Obligations of states, municipalities and political subdivisions	231,631	849	(17,666)	214,814
Corporate and other securities	621,828	554	(61,827)	560,555
Asset-backed securities	312,885	424	(6,987)	306,322
Residential mortgage-backed securities	367,855	92	(40,064)	327,883
Commercial mortgage-backed securities	65,767	—	(4,368)	61,399
Total fixed-maturity investments	$1,622,899	$1,919	$(131,744)	$1,493,074

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$—	$(89)	$6,847
Obligations of states, municipalities and political subdivisions	216,375	12,139	(469)	228,045
Corporate and other securities	450,594	11,714	(3,821)	458,487
Asset-backed securities	299,810	2,217	(252)	301,775
Residential mortgage-backed securities	340,804	1,804	(4,923)	337,685
Commercial mortgage-backed securities	57,000	2,433	(206)	59,227
Total fixed-maturity investments	$1,371,519	$30,307	$(9,760)	$1,392,066
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$22,101	$(832)	$—	$—	$22,101	$(832)
Obligations of states, municipalities and political subdivisions	146,902	(17,173)	1,847	(493)	148,749	(17,666)
Corporate and other securities	476,406	(57,794)	16,821	(4,033)	493,227	(61,827)
Asset-backed securities	260,951	(6,434)	16,272	(553)	277,223	(6,987)
Residential mortgage-backed securities	271,487	(30,972)	53,817	(9,092)	325,304	(40,064)
Commercial mortgage-backed securities	59,470	(4,032)	1,929	(336)	61,399	(4,368)
Total fixed-maturity investments	$1,237,317	$(117,237)	$90,686	$(14,507)	$1,328,003	$(131,744)

At June 30, 2022, the Company held 789 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.3 billion and gross unrealized losses of $131.7 million. Of these securities, 44 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2022, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2022, 79.8% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the six months ended June 30, 2022, the Company concluded that there were no credit losses from fixed-maturity securities with unrealized losses.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2022 are summarized, by contractual maturity, as follows:

	June 30, 2022
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$14,710	$14,643
Due after one year through five years	351,224	338,212
Due after five years through ten years	242,954	215,383
Due after ten years	267,504	229,232
Asset-backed securities	312,885	306,322
Residential mortgage-backed securities	367,855	327,883
Commercial mortgage-backed securities	65,767	61,399
Total fixed-maturity securities	$1,622,899	$1,493,074

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest:
Taxable bonds	$9,179	$6,156	$16,974	$11,885
Tax exempt municipal bonds	852	877	1,709	1,762
Cash equivalents and short-term investments	104	9	123	10
Dividends on equity securities	1,093	953	2,123	1,822
Gross investment income	11,228	7,995	20,929	15,479
Investment expenses	(634)	(566)	(1,247)	(1,108)
Net investment income	$10,594	$7,429	$19,682	$14,371

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fixed-maturity securities:
Realized gains	$234	$442	$1,076	$1,641
Realized losses	(178)	(1)	(543)	(2)
Net realized gains from fixed-maturity securities	56	441	533	1,639

Equity securities:
Realized gains	1,363	—	1,363	—
Realized losses	—	(137)	(148)	(137)
Net realized gains (losses) from equity securities	1,363	(137)	1,215	(137)
Realized losses from the sales of short-term investments	(6)	—	(40)	—
Net realized investment gains	$1,413	$304	$1,708	$1,502

Change in net unrealized (losses) gains on fixed-maturity securities
For the three and six months ended June 30, 2022, the changes in net unrealized losses for fixed-maturity securities were $(69.5) million and $(150.4) million, respectively. For the three and six months ended June 30, 2021, the changes in net unrealized gains (losses) for fixed-maturity securities were $12.1 million and $(12.7) million, respectively.

Insurance – statutory deposits
The Company had invested assets with a fair value of $6.4 million and $6.7 million on deposit with state regulatory authorities at June 30, 2022 and December 31, 2021, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $7.5 million and $15.0 million at June 30, 2022 and December 31, 2021, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,101	$—	$—	$22,101
Obligations of states, municipalities and political subdivisions	—	214,814	—	214,814
Corporate and other securities	—	560,555	—	560,555
Asset-backed securities	—	306,322	—	306,322
Residential mortgage-backed securities	—	327,883	—	327,883
Commercial mortgage-backed securities	—	61,399	—	61,399
Total fixed-maturity securities	22,101	1,470,973	—	1,493,074

Equity securities:
Exchange traded funds	100,200	—	—	100,200
Non-redeemable preferred stock	—	39,339	—	39,339
Total equity securities	100,200	39,339	—	139,539
Short-term investments	9,948	822	—	10,770
Total	$132,249	$1,511,134	$—	$1,643,383

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	—	228,045	—	228,045
Corporate and other securities	—	458,487	—	458,487
Asset-backed securities	—	301,775	—	301,775
Residential mortgage-backed securities	—	337,685	—	337,685
Commercial mortgage-backed securities	—	59,227	—	59,227
Total fixed-maturity securities	6,847	1,385,219	—	1,392,066

Equity securities:
Exchange traded funds	123,389	—	—	123,389
Non-redeemable preferred stock	—	49,222	—	49,222
Total equity securities	123,389	49,222	—	172,611
Total	$130,236	$1,434,441	$—	$1,564,677
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $33.7 million and $44.7 million at June 30, 2022 and December 31, 2021, respectively. In addition, the estimated fair value of the Credit Facility approximated its carrying value as of June 30, 2022 and December 31, 2021. See Note 12 for further information regarding the Credit Facility.

4.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$47,483	$34,741	$41,968	$31,912
Policy acquisition costs deferred:
Direct commissions	40,236	28,253	76,096	52,903
Ceding commissions	(10,247)	(6,990)	(18,792)	(13,194)
Other underwriting and policy acquisition costs	2,244	1,572	4,232	2,940
Policy acquisition costs deferred	32,233	22,835	61,536	42,649
Amortization of net policy acquisition costs	(24,910)	(18,775)	(48,698)	(35,760)
Balance, end of period	$54,806	$38,801	$54,806	$38,801

Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
5.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Building	$33,065	$33,101
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,289	3,143
Software	9,579	7,849
Furniture and fixtures	2,161	2,158
Land improvements	474	474
Construction in progress - building	180	—
	56,888	54,865
Accumulated depreciation	(6,885)	(5,570)
Total property and equipment, net	$50,003	$49,295

6.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2022 and 2021 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$32,412	$23,554	$62,363	$44,719
Ceding commissions	(9,301)	(6,087)	(17,130)	(11,442)
Other operating expenses	15,861	12,422	32,284	24,748
Total	$38,972	$29,889	$77,517	$58,025
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $15.7 million and $12.0 million for the three months ended June 30, 2022 and 2021, respectively. Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $30.7 million and $23.3 million for the six months ended June 30, 2022 and 2021, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $3.3 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.
Restricted Stock Awards
During the six months ended June 30, 2022, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the six months ended June 30, 2022 is as follows:

	For the Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	95,984	$131.94
Granted	52,863	$211.86
Vested	(44,992)	$109.76
Forfeited	(1,577)	$176.03
Non-vested outstanding at the end of the period	102,278	$182.33
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2022, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,879.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the six months ended June 30, 2022 and 2021 was $211.86 and $185.00, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2022 and 2021 was $9.9 million and $6.8 million, respectively. As of June 30, 2022, the Company had $16.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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
A summary of option activity as of June 30, 2022, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	325,433	$16.00
Granted	—	—
Forfeited	(934)	16.00
Exercised	(32,975)	16.00
Outstanding at June 30, 2022	291,524	$16.00	4.1	$62,281
Exercisable at June 30, 2022	291,524	$16.00	4.1	$62,281
The total intrinsic value of options exercised was $6.4 million and $5.1 million during the six months ended June 30, 2022 and 2021, respectively.

8.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income	$27,090	$35,635	$58,881	$67,714

Weighted average common shares outstanding - basic	22,781	22,678	22,767	22,665
Effect of potential dilutive securities:
Conversion of stock options	276	327	283	335
Conversion of restricted stock	46	49	45	55
Weighted average common shares outstanding - diluted	23,103	23,054	23,095	23,055

Earnings per common share:
Basic	$1.19	$1.57	$2.59	$2.99
Diluted	$1.17	$1.55	$2.55	$2.94
There were no anti-dilutive stock awards for the three months ended June 30, 2022. There were 48 thousand anti-dilutive stock awards for the six months ended June 30, 2022. For both the three and six months ended June 30, 2021, there were 32 thousand anti-dilutive stock awards.
9. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 17.4% and 18.5% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.

10.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2022	2021
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$881,344	$636,013
Less: reinsurance recoverable on unpaid losses	117,561	83,730
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	763,783	552,283
Incurred losses and loss adjustment expenses:
Current year	227,403	165,583
Prior years	(17,858)	(16,208)
Total net losses and loss adjustment expenses incurred	209,545	149,375

Payments:
Current year	6,785	4,398
Prior years	61,317	48,199
Total payments	68,102	52,597
Net reserves for unpaid losses and loss adjustment expenses, end of period	905,226	649,061
Reinsurance recoverable on unpaid losses	131,515	104,263
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,036,741	$753,324
During the six months ended June 30, 2022, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2021 developed favorably by $17.9 million, of which $21.0 million was attributable to the 2020 and 2021 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions.
During the six months ended June 30, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $16.2 million, of which $21.8 million was attributable to the 2020 accident year and reflected lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development mostly attributable to the 2018 accident year as a result of modest adjustments in actuarial assumptions.

11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Premiums written:
Direct	$277,001	$194,061	$522,514	$362,937
Ceded	(34,658)	(26,308)	(63,673)	(50,886)
Net written	$242,343	$167,753	$458,841	$312,051

Premiums earned:
Direct	$222,136	$161,431	$427,764	$306,462
Ceded	(31,978)	(23,731)	(59,044)	(45,721)
Net earned	$190,158	$137,700	$368,720	$260,741
The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$13,380	$10,912	$23,016	$23,413
The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables on paid losses	$3,522	$5,409
Reinsurance recoverables on unpaid losses, net	131,515	117,561
Reinsurance recoverables, net	$135,037	$122,970

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
Loans under the Credit Facility may be subject to varying rates of interest depending on whether the loan is a Eurodollar loan or an alternate base rate ("ABR") loan, at the Company's election. Eurodollar loans bear an interest rate per annum equal to adjusted LIBOR for the applicable interest period plus a margin of 1.75%. ABR loans bear an interest rate per annum equal to (a) the higher of the prime rate, the New York Federal Reserve Board Rate plus

0.50% or the one-month adjusted LIBOR plus 1%, plus (b) the applicable margin of 0.75%. As of June 30, 2022, there was $42.8 million outstanding under the Credit Facility, net of debt issuance cost of $0.2 million, with a weighted average interest rate of 3.15%.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default provisions. As of June 30, 2022, the Company was in compliance with all of its financial covenants under the Credit Facility.

13.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(69,483)	$12,482	$(149,968)	$(11,168)
Income tax benefit (expense)	14,591	(2,621)	31,493	2,345
Unrealized (losses) gains arising during the period, net of income taxes	(54,892)	9,861	(118,475)	(8,823)
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(12)	351	427	1,539
Income tax benefit (expense)	2	(73)	(90)	(323)
Reclassification adjustment included in net income, net of income taxes	(10)	278	337	1,216
Other comprehensive (loss) income	$(54,882)	$9,583	$(118,812)	$(10,039)
The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive (loss) income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

14.     Subsequent Events
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued to the Note Purchasers $125.0 million aggregate principal amount (collectively, the "Series A Notes”). The Note Purchase Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. The Note Purchase

Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions.
The Series A Notes bear interest at 5.15% per annum and mature on July 22, 2034, unless paid earlier by the Company. Should the Company elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Note Purchase Agreement. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034.
Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.
The proceeds from the Series A Notes were used to repay the outstanding revolving loans under the Company's Amended and Restated Credit Agreement.

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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2022, the percentage breakdown of our gross written premiums was 79% casualty and 21% property. Our commercial underwriting divisions include commercial property, small business, excess casualty, construction, general casualty, allied health, products liability, life sciences, professional liability, management liability, energy, entertainment, health care, environmental, inland marine, public entity and small property. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3% of our gross written premiums in the first six months of 2022 and is included within our personal insurance division.
COVID-19
Consistent with 2021, the Company's results of operations, financial position and cash flows were not materially impacted by COVID-19 and the related economic effects during the first six months of 2022. For further discussion, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums, any decision we make to increase or decrease retention levels and reinstatement premiums, if any.
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

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$277,001	$194,061	$82,940	42.7%
Ceded written premiums	(34,658)	(26,308)	(8,350)	31.7%
Net written premiums	$242,343	$167,753	$74,590	44.5%

Net earned premiums	$190,158	$137,700	$52,458	38.1%
Losses and loss adjustment expenses	107,040	79,115	27,925	35.3%
Underwriting, acquisition and insurance expenses	38,972	29,889	9,083	30.4%
Underwriting income (1)	44,146	28,696	15,450	53.8%
Net investment income	10,594	7,429	3,165	42.6%
Change in the fair value of equity securities	(23,353)	7,565	(30,918)	(408.7)%
Net realized gains on investments	1,413	304	1,109	364.8%
Other expense, net	(358)	(386)	28	(7.3)%
Income before taxes	32,442	43,608	(11,166)	(25.6)%
Income tax expense	5,352	7,973	(2,621)	(32.9)%
Net income	$27,090	$35,635	$(8,545)	(24.0)%

Net operating earnings (2)	$44,423	$29,419	$15,004	51.0%

Loss ratio	56.3%	57.5%
Expense ratio	20.5%	21.7%
Combined ratio	76.8%	79.2%

Annualized return on equity	16.7%	23.4%
Annualized operating return on equity (2)	27.3%	19.3%
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
Net income was $27.1 million for the three months ended June 30, 2022 compared to $35.6 million for the three months ended June 30, 2021, a decrease of 24.0%. The decrease in net income for the second quarter of 2022 from the same period last year was primarily due to a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the quarter. This decrease was offset in part by strong growth in the business from favorable E&S market conditions and continued rate increases, an increase in investment income quarter over quarter driven by higher investment balances and lower catastrophe activity.
Underwriting income was $44.1 million for the three months ended June 30, 2022 compared to $28.7 million for the three months ended June 30, 2021, an increase of 53.8%. The corresponding combined ratios were 76.8% for the three months ended June 30, 2022 compared to 79.2% for the three months ended June 30, 2021. The increase in our underwriting income in the second quarter of 2022 compared to the second quarter of 2021 was due to a combination of premium growth and favorable rate increases from a strong underwriting environment and lower levels of relative reported losses and operating expenses.
Premiums
Our gross written premiums were $277.0 million for the three months ended June 30, 2022 compared to $194.1 million for the three months ended June 30, 2021, an increase of $82.9 million, or 42.7%. The increase in gross written premiums for the second quarter of 2022 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was approximately $11,700 in the second quarter of 2022 compared to approximately $9,900 in the second quarter of 2021. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $14,500 in the second quarter of 2022 compared to $12,800 in the second quarter of 2021.
Net written premiums increased by $74.6 million, or 44.5%, to $242.3 million for the three months ended June 30, 2022 from $167.8 million for the three months ended June 30, 2021. The increase in net written premiums for the second quarter of 2022 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 87.5% for the three months ended June 30, 2022 compared to 86.4% for the three months ended June 30, 2021. The increase in the net retention ratio was largely due to higher reinstatement premiums on certain property reinsurance treaties in the second quarter of 2021 and the change in the mix of business quarter over quarter.
Net earned premiums increased by $52.5 million, or 38.1%, to $190.2 million for the three months ended June 30, 2022 from $137.7 million for the three months ended June 30, 2021 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 56.3% for the three months ended June 30, 2022 compared to 57.5% for the three months ended June 30, 2021. The decrease in the loss ratio in the second quarter of 2022 compared to the second quarter of 2021 was due primarily to lower catastrophe activity and lower loss selections for the current accident year, offset in part by lower favorable net development of reserves from prior accident years as a percentage of earned premiums. The loss selections in the current accident year were lower relative to the prior year due to favorable market conditions and continued rate increases.

During the three months ended June 30, 2022, prior accident years developed favorably by $9.5 million, of which $10.9 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions.
During the three months ended June 30, 2021, prior accident years developed favorably by $9.1 million, of which $12.3 million was attributable to the 2020 accident year. The 2020 accident year reflected lower emergence of reported losses than expected. This favorable development was offset in part by adverse development mostly attributable to accident years 2016 and 2017 as a result of modest adjustments in actuarial assumptions.
The following table summarizes the loss ratios for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$116,531	61.3%	$85,416	62.0%
Current year catastrophe losses	21	—%	2,834	2.1%
Effect of prior year development	(9,512)	(5.0)%	(9,135)	(6.6)%
Total	$107,040	56.3%	$79,115	57.5%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$32,412	17.1%	$23,554	17.1%
Ceding	(9,301)	(4.9)%	(6,087)	(4.4)%
Net commissions incurred	23,111	12.2%	17,467	12.7%
Other underwriting expenses	15,861	8.3%	12,422	9.0%
Underwriting, acquisition and insurance expenses	$38,972	20.5%	$29,889	21.7%
The expense ratio was 20.5% for the three months ended June 30, 2022 compared to 21.7% for the three months ended June 30, 2021. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was mostly due to higher ceding commissions resulting from the new commercial property quota share treaty, effective June 1, 2022. Direct commissions paid as a percent of gross written premiums was 14.5% and 14.6% for the three months ended June 30, 2022 and 2021, respectively.

Investing results

The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$10,031	$7,033	$2,998
Dividends from equity securities	1,093	953	140
Other	104	9	95
Gross investment income	11,228	7,995	3,233
Investment expenses	(634)	(566)	(68)
Net investment income	10,594	7,429	3,165
Change in the fair value of equity securities	(23,353)	7,565	(30,918)
Net realized investment gains	1,413	304	1,109
Total	$(11,346)	$15,298	$(26,644)
Our net investment income increased by 42.6% to $10.6 million for the three months ended June 30, 2022 from $7.4 million for the three months ended June 30, 2021. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows since June 30, 2021. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.6% for both the three months ended June 30, 2022 and 2021.
During the second quarter of 2022, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $18.4 million and unrealized losses related to non-redeemable preferred stock of $5.0 million. The change in unrealized losses during the second quarter of 2022 attributable to ETFs was largely reflective of the broader U.S. stock market, which fell sharply at the end of the quarter. The change in unrealized losses during the first three months of 2022 attributable to non-redeemable preferred stock was reflective of a higher interest rate environment.
During the second quarter of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETFs of $6.8 million and unrealized gains related to preferred stock of $0.8 million. Unrealized gains during the first quarter of 2021 were largely reflective of the gains in the broader U.S. stock market.
Income tax expense
Our effective tax rate was 16.5% for the three months ended June 30, 2022 compared to 18.3% for the three months ended June 30, 2021. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income.

Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$522,514	$362,937	$159,577	44.0%
Ceded written premiums	(63,673)	(50,886)	(12,787)	25.1%
Net written premiums	$458,841	$312,051	$146,790	47.0%

Net earned premiums	$368,720	$260,741	$107,979	41.4%
Losses and loss adjustment expenses	209,545	149,375	60,170	40.3%
Underwriting, acquisition and insurance expenses	77,517	58,025	19,492	33.6%
Underwriting income (1)	81,658	53,341	28,317	53.1%
Net investment income	19,682	14,371	5,311	37.0%
Change in fair value of equity securities	(31,104)	14,656	(45,760)	(312.2)%
Net realized investment gains	1,708	1,502	206	13.7%
Other expense, net	(630)	(823)	193	(23.5)%
Income before taxes	71,314	83,047	(11,733)	(14.1)%
Income tax expense	12,433	15,333	(2,900)	(18.9)%
Net income	$58,881	$67,714	$(8,833)	(13.0)%

Net operating earnings (2)	$82,104	$54,949	$27,155	49.4%

Loss ratio	56.8%	57.3%
Expense ratio	21.0%	22.2%
Combined ratio	77.8%	79.5%

Annualized return on equity	17.7%	22.5%
Annualized operating return on equity(2)	24.6%	18.2%
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
Overview
Net income was $58.9 million for the six months ended June 30, 2022 compared to $67.7 million for the six months ended June 30, 2021, a decrease of 13.0%. The decrease in net income for the first six months of 2022 from the same period last year was primarily due to a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the period. This decrease was offset in part by strong growth in the business from favorable E&S market conditions and continued rate increases and an increase in investment income period over period driven by higher investment balances.
Underwriting income was $81.7 million for the six months ended June 30, 2022 compared to $53.3 million for the six months ended June 30, 2021, an increase of 53.1%. The corresponding combined ratios were 77.8% for the six months ended June 30, 2022 compared to 79.5% for the six months ended June 30, 2021. The increase in underwriting income for the first six months of 2022 compared to the same period last year was due to a combination of premium growth and favorable rate increases from a strong underwriting environment and lower levels of relative reported losses and operating expenses.
Premiums
Our gross written premiums were $522.5 million for the six months ended June 30, 2022 compared to $362.9 million for the six months ended June 30, 2021, an increase of $159.6 million, or 44.0%. The increase in gross written premiums for the first six months of 2022 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was $11,800 in the first six months of 2022 compared to $9,900 in the first six months of 2021. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was $14,300 for the first six months of 2022 and $12,600 for the first six months of 2021.
Net written premiums increased by $146.8 million, or 47.0%, to $458.8 million for the six months ended June 30, 2022 from $312.1 million for the six months ended June 30, 2021. The increase in net written premiums for the first six months of 2022 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 87.8% for the six months ended June 30, 2022 compared to 86.0% for the same period last year. The increase in the net retention ratio was primarily due to higher reinstatement premiums on certain property reinsurance treaties in the first six months of 2021 and a change in the mix of business.
Net earned premiums increased by $108.0 million, or 41.4%, to $368.7 million for the six months ended June 30, 2022 from $260.7 million for the six months ended June 30, 2021 due to growth in gross written premiums.
Loss ratio
The loss ratio was 56.8% for the six months ended June 30, 2022 compared to 57.3% for the six months ended June 30, 2021. The decrease in the loss ratio in the first six months of 2022 compared to the first six months of 2022 was due primarily to lower catastrophe activity and lower loss selections for the current accident year, offset in part by lower favorable net development of reserves from prior accident years as a percentage of earned premiums.
During the six months ended June 30, 2022, prior accident years developed favorably by $17.9 million, of which $21.0 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions. On an inception-to-date basis, all prior accident years have developed favorably with the exception of the 2011 accident year.
During the six months ended June 30, 2021, prior accident years developed favorably by $16.2 million, of which $21.8 million was attributable to the 2020 accident year and reflected lower emergence of reported losses than expected. This favorable development was offset in part by adverse development mostly attributable to the 2018 accident year as a result of modest adjustments in actuarial assumptions.

The following table summarizes the loss ratios for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$227,320	61.6%	$162,673	62.4%
Current year catastrophe losses	83	—%	2,910	1.1%
Effect of prior year development	(17,858)	(4.8)%	(16,208)	(6.2)%
Total	$209,545	56.8%	$149,375	57.3%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$62,363	16.9%	$44,719	17.1%
Ceding	(17,130)	(4.6)%	(11,442)	(4.4)%
Net commissions incurred	45,233	12.3%	33,277	12.7%
Other underwriting expenses	32,284	8.7%	24,748	9.5%
Underwriting, acquisition and insurance expenses	$77,517	21.0%	$58,025	22.2%
The expense ratio was 21.0% for the six months ended June 30, 2022 compared to 22.2% for the six months ended June 30, 2021. The decrease in the expense ratio was due to lower other underwriting expenses and lower net commissions incurred as a percentage of earned premiums. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. The decrease in the net commissions incurred ratio was largely due to lower reinstatement premiums on certain property reinsurance treaties that do not have ceding commissions, and a change in the mix of business. Direct commissions paid as a percentage of gross written premiums was 14.6% for both the six months ended June 30, 2022 and 2021.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$18,683	$13,647	$5,036
Dividends from equity securities	2,123	1,822	301
Other	123	10	113
Gross investment income	20,929	15,479	5,450
Investment expenses	(1,247)	(1,108)	(139)
Net investment income	19,682	14,371	5,311
Change in fair value of equity securities	(31,104)	14,656	(45,760)
Net realized investment gains	1,708	1,502	206
Total	$(9,714)	$30,529	$(40,243)
Our net investment income increased by 37.0% to $19.7 million for the six months ended June 30, 2022 from $14.4 million for the six months ended June 30, 2021. This increase in the first six months of 2022 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows since June 30, 2021. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.6% for both the six months ended June 30, 2022 and June 30, 2021.
During the first six months of 2022, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $23.0 million and unrealized losses related to non-redeemable preferred stock of $8.1 million. The change in unrealized losses during the first six months of 2022 attributable to ETFs was largely reflective of the broader U.S. stock market, which moved lower overall during the first half of 2022 and declined sharply toward the end of the period. The change in unrealized losses during the first six months of 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
During the first six months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $14.3 million and unrealized gains related to non-redeemable preferred stock of $0.4 million. The change in unrealized gains during the first half of 2021 attributable to ETF securities was largely reflective of gains in the broader U.S. stock market.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the six months ended June 30, 2022 or 2021.
Income tax expense
Our effective tax rate was 17.4% for the six months ended June 30, 2022 compared to 18.5% for the six months ended June 30, 2021. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 17.7% for the six months ended June 30, 2022 compared to 22.5% for the six months ended June 30, 2021. Our annualized operating return on equity was 24.6% for the six months ended

June 30, 2022 compared to 18.2% for the six months ended June 30, 2021. The increase in annualized operating return on equity for the six months ended June 30, 2022 compared to the prior period was attributable largely to growth in the business from continuing favorable market conditions and rate increases.
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
On July 22, 2022, we entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”), the proceeds of which will be available to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 14 for further information regarding the Note Purchase Agreement.
On July 22, 2022, we entered into an Amended and Restated Credit Agreement, which extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to certain conditions. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). See Note 14 for further information regarding the Amended and Restated Credit Agreement.
On July 25, 2022, proceeds from the Series A Notes were used to pay off the outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement.
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
Our cash flows for the six months ended June 30, 2022 and 2021 were:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$278,654	$194,948
Investing activities	(270,104)	(137,434)
Financing activities	(8,700)	(6,602)
Change in cash and cash equivalents	$(150)	$50,912
Net cash provided by operating activities was approximately $278.7 million for the six months ended June 30, 2022, compared to $194.9 million for the same period in 2021. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $270.1 million for the six months ended June 30, 2022, compared to $137.4 million for the six months ended June 30, 2021. Net cash used in investing activities during the first six months of 2022 included purchases of fixed-maturity securities of $398.0 million, which were comprised largely of corporate bonds, mortgage- and asset-backed securities, and to a lesser extent, municipal securities and sovereigns. During the first six months of 2022, we received proceeds of $72.4 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $65.2 million from redemptions of mortgage- and asset-backed securities and corporate bonds. For the six months ended June 30, 2022, we received proceeds of $4.0 million from sales of equity securities, which were comprised of $2.4 million from sales of ETFs and $1.6 million from calls of non-redeemable preferred stock. In addition, we purchased $10.8 million of short-term investments consisting of U.S. Treasuries and corporate bonds.
Net cash used in investing activities of $137.4 million during the first six months of 2021 included purchases of fixed-maturity securities of $315.2 million, and were comprised primarily of corporate bonds, asset- and mortgage-backed securities, and municipal securities. During the first six months of 2021, we received proceeds of $87.7 million from sales of fixed-maturity securities, largely corporate bonds, and $99.7 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2021, purchases of ETF securities and non-redeemable preferred stock were $1.0 million and $7.3 million, respectively.
During the first six months of 2022, cash used in financing activities reflected dividends paid of $0.26 per common share, or $6.0 million in aggregate. In addition, payroll taxes withheld and remitted on restricted stock awards was $3.3 million, offset in part by proceeds received from our equity compensation plans of $0.5 million, for the six months ended June 30, 2022.

During the first six months of 2021, cash used in financing activities reflected dividends paid of $0.22 per common share, or $5.0 million in aggregate. Proceeds received from our equity compensation plans were $0.5 million, offset by payroll taxes withheld and remitted on restricted stock awards of $2.1 million for the six months ended June 30, 2021.
Credit agreement
In May 2019, we entered into a Credit Agreement that provided us with a $50.0 million Credit Facility and an uncommitted accordion feature that permits us to increase the commitments by an additional $30.0 million. The Credit Facility has a maturity of May 28, 2024. Borrowings under the Credit Facility were used to fund construction of our new headquarters but may also be used for working capital and general corporate purposes. Interest rates on borrowings are based on prevailing interest rates and the applicable margin, as described in the Credit Agreement. As of June 30, 2022, there was $42.8 million outstanding under the Credit Facility, net of debt issuance costs.
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
We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage. Effective with the June 1, 2022 renewal, we entered into a new commercial property insurance quota share treaty in place of our previous property per-risk reinsurance treaty.
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

The following is a summary of our significant reinsurance programs as of June 30, 2022:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - commercial insurance (1)	N/A	42.5% up to $93.3 million per catastrophe	57.5% of all commercial property losses
Property - personal insurance (2)	N/A	50% up to $35.5 million per catastrophe	50% of all personal property losses
Property - catastrophe (3)	N/A	$75.0 million excess of $25.0 million	$25.0 million per catastrophe
Primary casualty (4)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (5)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence except as described in note (5) below
(1)    Our commercial property insurance quota share reinsurance reduces the financial impact of property losses on our commercial insurance policies. Reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.
(2)    Our personal insurance quota share reinsurance reduces the financial impact of property losses on our personal insurance policies.
(3)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $150 million and is in addition to the per-occurrence coverage provided by our treaty coverages.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2022, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of June 30, 2022, we recorded an allowance for doubtful accounts of $0.4 million related to our reinsurance balances.

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
Financial Condition
Stockholders' equity
At June 30, 2022, total stockholders' equity was $634.1 million and tangible stockholders' equity was $631.3 million, compared to total stockholders' equity of $699.3 million and tangible stockholders' equity $696.5 million at December 31, 2021. The decreases in both total and tangible stockholders' equity over the prior year-end balances were due to an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends, offset in part by profits generated during the period and activity related to stock-based compensation plans. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At June 30, 2022, our cash and invested assets of $1.8 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and short-term investments. At June 30, 2022, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.5 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2022, we also held $139.5 million of equity securities, which were comprised of ETF securities and non-redeemable preferred stock, $120.9 million of cash and cash equivalents and $10.8 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.2 years and 4.3 years at June 30, 2022 and December 31, 2021, respectively, and an average rating of "AA-" at both June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,933	$22,101	1.5%	$6,936	$6,847	0.5%
Obligations of states, municipalities and political subdivisions	231,631	214,814	14.4%	216,375	228,045	16.4%
Corporate and other securities	621,828	560,555	37.5%	450,594	458,487	32.9%
Asset-backed securities	312,885	306,322	20.5%	299,810	301,775	21.7%
Residential mortgage-backed securities	367,855	327,883	22.0%	340,804	337,685	24.3%
Commercial mortgage-backed securities	65,767	61,399	4.1%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,622,899	$1,493,074	100.0%	$1,371,519	$1,392,066	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2022 and December 31, 2021, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2022		December 31, 2021
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$412,437	27.6%	$375,579	27.0%
AA	496,174	33.2%	523,739	37.6%
A	283,273	19.0%	234,547	16.9%
BBB	237,643	15.9%	196,740	14.1%
Below BBB and unrated	63,547	4.3%	61,461	4.4%
Total	$1,493,074	100.0%	$1,392,066	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$14,710	$14,643	1.0%	$6,742	$6,822	0.5%
Due after one year through five years	351,224	338,212	22.7%	185,273	189,497	13.6%
Due after five years through ten years	242,954	215,383	14.4%	226,707	232,197	16.7%
Due after ten years	267,504	229,232	15.3%	255,183	264,863	19.0%
Asset-backed securities	312,885	306,322	20.5%	299,810	301,775	21.7%
Residential mortgage-backed securities	367,855	327,883	22.0%	340,804	337,685	24.3%
Commercial mortgage-backed securities	65,767	61,399	4.1%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,622,899	$1,493,074	100.0%	$1,371,519	$1,392,066	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2022, 5.7% of our total cash and investments was invested in ETFs. At June 30, 2022 and December 31, 2021, our ETF balances were comprised of the following funds:

	June 30, 2022		December 31, 2021
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$61,549	61.4%	$81,384	66.0%
Dividend yield equity fund	38,651	38.6%	42,005	34.0%
Total	$100,200	100.0%	$123,389	100.0%

As of June 30, 2022, 2.2% of our total cash and investments was invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$35,991	91.5%	$45,331	92.1%
Utilities	2,646	6.7%	2,993	6.1%
Industrials and other	702	1.8%	898	1.8%
Total	$39,339	100.0%	$49,222	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.4 million and $6.7 million at June 30, 2022 and December 31, 2021, respectively.

Reconciliation of Non-GAAP Financial Measures
Reconciliation of underwriting income
Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized investment gains, other expenses, other income and income tax expense. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Net income for the three and six months ended June 30, 2022 and 2021, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021

Net income	$27,090	$35,635	$58,881	$67,714
Income tax expense	5,352	7,973	12,433	15,333
Income before income taxes	32,442	43,608	71,314	83,047
Net investment income	(10,594)	(7,429)	(19,682)	(14,371)
Change in the fair value of equity securities	23,353	(7,565)	31,104	(14,656)
Net realized investment gains	(1,413)	(304)	(1,708)	(1,502)
Other expenses (1)	503	398	899	846
Other income	(145)	(12)	(269)	(23)
Underwriting income	$44,146	$28,696	$81,658	$53,341
(1) Other expenses are comprised of interest expense on the Company's Credit Facility and corporate expenses not allocated to our insurance operations.

Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, and net realized investment gains and losses, after taxes. Management believes the exclusion of these items provides a useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., diluted operating earnings per share and annualized operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.

Net income for the three and six months ended June 30, 2022 and 2021, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021

Net income	$27,090	$35,635	$58,881	$67,714
Adjustments:
Change in the fair value of equity securities, before taxes	23,353	(7,565)	31,104	(14,656)
Income tax (benefit) expense (1)	(4,904)	1,589	(6,532)	3,078
Change in the fair value of equity securities, after taxes	18,449	(5,976)	24,572	(11,578)

Net realized investment gains, before taxes	(1,413)	(304)	(1,708)	(1,502)
Income tax expense (1)	297	64	359	315
Net realized investment gains, after taxes	(1,116)	(240)	(1,349)	(1,187)
Net operating earnings	$44,423	$29,419	$82,104	$54,949

Operating return on equity:
Average stockholders' equity (2)	$649,818	$608,601	$666,701	$602,937
Annualized return on equity (3)	16.7%	23.4%	17.7%	22.5%
Annualized operating return on equity (4)	27.3%	19.3%	24.6%	18.2%
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
Stockholders' equity at June 30, 2022 and December 31, 2021, reconciles to tangible stockholders' equity as follows:

($ in thousands)	June 30, 2022	December 31, 2021

Stockholders' equity	$634,066	$699,335
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$631,271	$696,540

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

KINSALE CAPITAL GROUP, INC.
Date: July 28, 2022	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: July 28, 2022	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer