Form 10-Q
period 2022-09-30
Kinsale Capital Group, Inc.
filed 2022-10-27
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 21, 2022: 22,925,235

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $1,794,729 – 2022; $1,371,519 – 2021)	$1,605,847	$1,392,066
Equity securities, at fair value (cost: $117,218 – 2022; $118,895 – 2021)	133,735	172,611
Short-term investments	81,408	—
Total investments	1,820,990	1,564,677
Cash and cash equivalents	126,213	121,040
Investment income due and accrued	11,663	7,658
Premiums receivable, net	96,102	71,004
Reinsurance recoverables, net	188,803	122,970
Ceded unearned premiums	40,924	33,679
Deferred policy acquisition costs, net of ceding commissions	58,445	41,968
Intangible assets	3,538	3,538
Deferred income tax asset, net	59,136	2,109
Other assets	58,418	57,012
Total assets	$2,464,232	$2,025,655

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,197,317	$881,344
Unearned premiums	471,736	347,730
Payable to reinsurers	26,323	16,112
Accounts payable and accrued expenses	22,218	23,250
Debt	123,159	42,696
Other liabilities	4,024	15,188
Total liabilities	1,844,777	1,326,320

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,924,522 and 22,834,377 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	229	228
Additional paid-in capital	297,692	295,040
Retained earnings	468,873	385,942
Accumulated other comprehensive (loss) income	(147,339)	18,125
Total stockholders’ equity	619,455	699,335
Total liabilities and stockholders’ equity	$2,464,232	$2,025,655

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues:
Gross written premiums	$284,111	$197,616	$806,625	$560,553
Ceded written premiums	(48,212)	(26,939)	(111,885)	(77,825)
Net written premiums	235,899	170,677	694,740	482,728
Change in unearned premiums	(26,640)	(13,806)	(116,761)	(65,116)
Net earned premiums	209,259	156,871	577,979	417,612
Net investment income	13,858	8,095	33,540	22,466
Change in the fair value of equity securities	(6,095)	(1,012)	(37,199)	13,644
Net realized investment (losses) gains	(173)	895	1,535	2,397
Other income	112	35	381	58
Total revenues	216,961	164,884	576,236	456,177

Expenses:
Losses and loss adjustment expenses	134,788	87,352	344,333	236,727
Underwriting, acquisition and insurance expenses	40,145	31,465	117,662	89,490
Interest expense	1,716	243	2,306	752
Other expenses	212	145	521	482
Total expenses	176,861	119,205	464,822	327,451
Income before income taxes	40,100	45,679	111,414	128,726
Total income tax expense	7,116	9,054	19,549	24,387
Net income	32,984	36,625	91,865	104,339
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(46,652)	(6,072)	(165,464)	(16,111)
Total comprehensive (loss) income	$(13,668)	$30,553	$(73,599)	$88,228

Earnings per share:
Basic	$1.45	$1.61	$4.03	$4.60
Diluted	$1.43	$1.59	$3.98	$4.53

Weighted-average shares outstanding:
Basic	22,813	22,714	22,783	22,681
Diluted	23,114	23,064	23,099	23,057

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2021	22,834	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	76	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,908	229	296,390	414,756	(45,805)	665,570
Issuance of common stock under stock-based compensation plan	8	—	150	—	—	150
Stock-based compensation expense	—	—	1,857	—	—	1,857
Restricted shares withheld for taxes	(12)	—	(2,741)	—	—	(2,741)
Dividends declared ($0.13 per share)	—	—	—	(2,978)	—	(2,978)
Other comprehensive loss, net of tax	—	—	—	—	(54,882)	(54,882)
Net income	—	—	—	27,090	—	27,090
Balance at June 30, 2022	22,904	229	295,656	438,868	(100,687)	634,066
Issuance of common stock under stock-based compensation plan	21	—	373	—	—	373
Stock-based compensation expense	—	—	1,663	—	—	1,663
Dividends declared ($0.13 per share)	—	—	—	(2,979)	—	(2,979)
Other comprehensive loss, net of tax	—	—	—	—	(46,652)	(46,652)
Net income	—	—	—	32,984	—	32,984
Balance at September 30, 2022	22,925	$229	$297,692	$468,873	$(147,339)	$619,455

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2020	22,757	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	55	—	339	—	—	339
Stock-based compensation expense	—	—	1,036	—	—	1,036
Dividends declared ($0.11 per share)	—	—	—	(2,504)	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	(19,622)	(19,622)
Net income	—	—	—	32,079	—	32,079
Balance at March 31, 2021	22,812	228	292,690	272,890	21,758	587,566
Issuance of common stock under stock-based compensation plan	7	—	163	—	—	163
Stock-based compensation expense	—	—	1,279	—	—	1,279
Restricted shares withheld for taxes	(13)	—	(2,082)	—	—	(2,082)
Dividends declared ($0.11 per share)	—	—	—	(2,508)	—	(2,508)
Other comprehensive income, net of tax	—	—	—	—	9,583	9,583
Net income	—	—	—	35,635	—	35,635
Balance at June 30, 2021	22,806	228	292,050	306,017	31,341	629,636
Issuance of common stock under stock-based compensation plan	13	—	220	—	—	220
Stock-based compensation expense	—	—	1,265	—	—	1,265
Dividends declared ($0.11 per share)	—	—	—	(2,509)	—	(2,509)
Other comprehensive loss, net of tax	—	—	—	—	(6,072)	(6,072)
Net income	—	—	—	36,625	—	36,625
Balance at September 30, 2021	22,819	$228	$293,535	$340,133	$25,269	$659,165

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities:
Net cash provided by operating activities	$456,699	$301,881

Investing activities:
Purchase of property and equipment	(4,744)	(4,770)
Change in short-term investments, net	(81,113)	—
Purchases – fixed-maturity securities	(599,735)	(509,000)
Purchases – equity securities	(1,098)	(11,717)
Sales – fixed-maturity securities	73,066	102,552
Sales – equity securities	3,990	3,185
Maturities and calls – fixed-maturity securities	89,783	139,669
Net cash used in investing activities	(519,851)	(280,081)

Financing activities:
Proceeds from notes payable	125,000	—
Payoff of credit facility	(43,000)	—
Debt issuance costs	(2,381)	—
Payroll taxes withheld and remitted on share-based payments	(3,257)	(2,082)
Proceeds from stock options exercised	901	722
Dividends paid	(8,938)	(7,521)
Net cash provided by (used in) financing activities	68,325	(8,881)
Net change in cash and cash equivalents	5,173	12,919
Cash and cash equivalents at beginning of year	121,040	77,093
Cash and cash equivalents at end of period	$126,213	$90,012
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,945	$—	$(1,347)	$21,598
Obligations of states, municipalities and political subdivisions	230,156	100	(27,589)	202,667
Corporate and other securities	795,400	73	(87,910)	707,563
Asset-backed securities	323,601	226	(8,684)	315,143
Residential mortgage-backed securities	356,947	62	(57,773)	299,236
Commercial mortgage-backed securities	65,680	—	(6,040)	59,640
Total fixed-maturity investments	$1,794,729	$461	$(189,343)	$1,605,847

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$—	$(89)	$6,847
Obligations of states, municipalities and political subdivisions	216,375	12,139	(469)	228,045
Corporate and other securities	450,594	11,714	(3,821)	458,487
Asset-backed securities	299,810	2,217	(252)	301,775
Residential mortgage-backed securities	340,804	1,804	(4,923)	337,685
Commercial mortgage-backed securities	57,000	2,433	(206)	59,227
Total fixed-maturity investments	$1,371,519	$30,307	$(9,760)	$1,392,066
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
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$15,457	$(542)	$6,141	$(805)	$21,598	$(1,347)
Obligations of states, municipalities and political subdivisions	169,711	(23,087)	12,935	(4,502)	182,646	(27,589)
Corporate and other securities	596,026	(61,181)	94,449	(26,729)	690,475	(87,910)
Asset-backed securities	269,716	(7,449)	31,305	(1,235)	301,021	(8,684)
Residential mortgage-backed securities	163,761	(25,163)	133,937	(32,610)	297,698	(57,773)
Commercial mortgage-backed securities	52,555	(4,659)	7,085	(1,381)	59,640	(6,040)
Total fixed-maturity investments	$1,267,226	$(122,081)	$285,852	$(67,262)	$1,553,078	$(189,343)

At September 30, 2022, the Company held 984 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.6 billion and gross unrealized losses of $189.3 million. Of these securities, 130 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2022, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2022, 79.8% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities. For the nine months ended September 30, 2022, the Company concluded that there were no credit-related impairments of fixed-maturity securities in an unrealized loss position.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2022 are summarized, by contractual maturity, as follows:

	September 30, 2022
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$14,977	$14,823
Due after one year through five years	531,759	506,959
Due after five years through ten years	245,305	207,332
Due after ten years	256,460	202,714
Asset-backed securities	323,601	315,143
Residential mortgage-backed securities	356,947	299,236
Commercial mortgage-backed securities	65,680	59,640
Total fixed-maturity securities	$1,794,729	$1,605,847

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest:
Taxable bonds	$12,041	$6,471	$29,015	$18,356
Tax exempt municipal bonds	849	874	2,558	2,636
Cash equivalents and short-term investments	475	1	598	11
Dividends on equity securities	1,085	979	3,208	2,801
Gross investment income	14,450	8,325	35,379	23,804
Investment expenses	(592)	(230)	(1,839)	(1,338)
Net investment income	$13,858	$8,095	$33,540	$22,466

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed-maturity securities:
Realized gains	$—	$804	$1,076	$2,445
Realized losses	(177)	—	(720)	(2)
Net realized (losses) gains from fixed-maturity securities	(177)	804	356	2,443

Equity securities:
Realized gains	—	97	1,363	97
Realized losses	—	(6)	(148)	(143)
Net realized gains (losses) from equity securities	—	91	1,215	(46)
Realized gains (losses) from the sales of short-term investments	4	—	(36)	—
Net realized investment (losses) gains	$(173)	$895	$1,535	$2,397

Change in net unrealized losses on fixed-maturity securities
For the three and nine months ended September 30, 2022, the changes in net unrealized losses for fixed-maturity securities were $(59.1) million and $(209.4) million, respectively. For the three and nine months ended September 30, 2021, the changes in net unrealized losses for fixed-maturity securities were $(7.7) million and $(20.4) million, respectively.

Insurance – statutory deposits
The Company had invested assets with a fair value of $6.3 million and $6.7 million on deposit with state regulatory authorities at September 30, 2022 and December 31, 2021, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $3.9 million and $15.0 million at September 30, 2022 and December 31, 2021, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$21,598	$—	$—	$21,598
Obligations of states, municipalities and political subdivisions	—	202,667	—	202,667
Corporate and other securities	—	707,563	—	707,563
Asset-backed securities	—	315,143	—	315,143
Residential mortgage-backed securities	—	299,236	—	299,236
Commercial mortgage-backed securities	—	59,640	—	59,640
Total fixed-maturity securities	21,598	1,584,249	—	1,605,847

Equity securities:
Exchange traded funds	94,898	—	—	94,898
Non-redeemable preferred stock	—	38,837	—	38,837
Total equity securities	94,898	38,837	—	133,735
Short-term investments	81,056	352	—	81,408
Total	$197,552	$1,623,438	$—	$1,820,990

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	—	228,045	—	228,045
Corporate and other securities	—	458,487	—	458,487
Asset-backed securities	—	301,775	—	301,775
Residential mortgage-backed securities	—	337,685	—	337,685
Commercial mortgage-backed securities	—	59,227	—	59,227
Total fixed-maturity securities	6,847	1,385,219	—	1,392,066

Equity securities:
Exchange traded funds	123,389	—	—	123,389
Non-redeemable preferred stock	—	49,222	—	49,222
Total equity securities	123,389	49,222	—	172,611
Total	$130,236	$1,434,441	$—	$1,564,677
There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.
The carrying amount of the Company's 5.15% Series A Senior Notes was $125.0 million, less debt issuance cost, and the corresponding estimated fair value was $115.1 million at September 30, 2022. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at December 31,2021. There were no outstanding borrowings under the Credit Facility at September 30, 2022. See Note 12 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $24.9 million and $44.7 million at September 30, 2022 and December 31, 2021, respectively.

4.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$54,806	$38,801	$41,968	$31,912
Policy acquisition costs deferred:
Direct commissions	41,525	28,837	117,621	81,740
Ceding commissions	(13,886)	(8,089)	(32,678)	(21,283)
Other underwriting and policy acquisition costs	2,302	1,600	6,534	4,540
Policy acquisition costs deferred	29,941	22,348	91,477	64,997
Amortization of net policy acquisition costs	(26,302)	(20,876)	(75,000)	(56,636)
Balance, end of period	$58,445	$40,273	$58,445	$40,273
Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
5.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Building	$33,065	$33,101
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,339	3,143
Software	10,572	7,849
Furniture and fixtures	2,161	2,158
Land improvements	474	474
Construction in progress - building	1,858	—
	59,609	54,865
Accumulated depreciation	(7,583)	(5,570)
Total property and equipment, net	$52,026	$49,295

6.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2022 and 2021 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$37,177	$26,317	$99,540	$71,036
Ceding commissions	(12,939)	(6,902)	(30,069)	(18,344)
Other operating expenses	15,907	12,050	48,191	36,798
Total	$40,145	$31,465	$117,662	$89,490
Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $15.4 million and $11.6 million for the three months ended September 30, 2022 and 2021, respectively. Other operating expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $46.1 million and $34.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $5.0 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2022, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of restricted stock activity under the 2016 Incentive Plan for the nine months ended September 30, 2022 is as follows:

	For the Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	95,984	$131.94
Granted	52,863	$211.86
Vested	(44,992)	$109.76
Forfeited	(4,171)	$178.30
Non-vested outstanding at the end of the period	99,684	$182.40
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2022, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,879.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the nine months ended September 30, 2022 and 2021 was $211.86 and $185.00, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2022 and 2021 was $9.9 million and $6.8 million, respectively. As of September 30, 2022, the Company had $14.6 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.8 years.
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

A summary of option activity as of September 30, 2022, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	325,433	$16.00
Granted	—	—
Forfeited	(934)	16.00
Exercised	(56,332)	16.00
Outstanding at September 30, 2022	268,167	$16.00	3.6	$64,205
Exercisable at September 30, 2022	268,167	$16.00	3.6	$64,205
The total intrinsic value of options exercised was $12.2 million and $7.3 million during the nine months ended September 30, 2022 and 2021, respectively.
8.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income	$32,984	$36,625	$91,865	$104,339

Weighted average common shares outstanding - basic	22,813	22,714	22,783	22,681
Effect of potential dilutive securities:
Conversion of stock options	262	317	276	329
Conversion of restricted stock	39	33	40	47
Weighted average common shares outstanding - diluted	23,114	23,064	23,099	23,057

Earnings per common share:
Basic	$1.45	$1.61	$4.03	$4.60
Diluted	$1.43	$1.59	$3.98	$4.53
There were no anti-dilutive stock awards for the three months ended September 30, 2022 and 2021. There were 48 thousand and 30 thousand anti-dilutive stock awards for the nine months ended September 30, 2022 and 2021, respectively.
9. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 17.5% and 18.9% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.
10.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2022	2021
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$881,344	$636,013
Less: reinsurance recoverable on unpaid losses	117,561	83,730
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	763,783	552,283
Incurred losses and loss adjustment expenses:
Current year	373,183	262,140
Prior years	(28,850)	(25,413)
Total net losses and loss adjustment expenses incurred	344,333	236,727

Payments:
Current year	13,028	12,110
Prior years	84,827	68,546
Total payments	97,855	80,656
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,010,261	708,354
Reinsurance recoverable on unpaid losses	187,056	106,502
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,197,317	$814,856
During the nine months ended September 30, 2022, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2021 developed favorably by $28.9 million, of which $32.0 million was attributable to the 2020 and 2021 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2022 included $26.2 million of catastrophe losses primarily related to Hurricane Ian.
During the nine months ended September 30, 2021, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2020 developed favorably by $25.4 million, of which $28.9 million was attributable to the 2020 accident year. The favorable development for the 2020 accident year reflected the Company's improved outlook related to potential COVID-19 related claims as no significant claims had been reported to date. In addition, reported losses emerged at lower levels than expected across most lines of business. This favorable development was offset in part by adverse development, mostly attributable to the 2015-2018 accident years as a result of modest adjustments in actuarial assumptions based on observable trends. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2021 included $8.8 million of catastrophe losses primarily related to Hurricane Ida and winter storms Uri and Viola in Texas.
11.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Premiums written:
Direct	$284,111	$197,616	$806,625	$560,553
Ceded	(48,212)	(26,939)	(111,885)	(77,825)
Net written	$235,899	$170,677	$694,740	$482,728

Premiums earned:
Direct	$254,855	$180,458	$682,619	$486,920
Ceded	(45,596)	(23,587)	(104,640)	(69,308)
Net earned	$209,259	$156,871	$577,979	$417,612
The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$56,774	$10,640	$79,790	$34,053
The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables on paid losses	$1,747	$5,409
Reinsurance recoverables on unpaid losses, net	187,056	117,561
Reinsurance recoverables, net	$188,803	$122,970

12.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued to the Note Purchasers $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”). The Note Purchase

Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. Debt issuance costs of $1.9 million were incurred in connection with the issuance of the Series A Notes and have been recorded on the consolidated balance sheet within "Debt" as a contra-liability. The Note Purchase Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Note Purchase Agreement.
The Series A Notes bear interest at 5.15% per annum and mature on July 22, 2034, unless paid earlier by the Company. Should the Company elect to prepay the Series A Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Note Purchase Agreement. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034. On July 25, 2022, proceeds from the Series A Notes were used to pay off outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement as well as fund surplus at Kinsale Insurance Company and for general corporate purposes.
Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). Debt issuance costs of $0.5 million were incurred in connection with the Amended and Restated Credit Agreement and have been recorded on the consolidated balance sheet within "Other assets." At September 30, 2022, there were no borrowings outstanding. The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.

13.     Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Unrealized losses on fixed-maturity securities arising during the period, before income taxes	$(59,230)	$(6,994)	$(209,198)	$(18,162)
Income tax benefit	12,439	1,469	43,932	3,814
Unrealized losses arising during the period, net of income taxes	(46,791)	(5,525)	(165,266)	(14,348)
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(177)	693	250	2,232
Income tax benefit (expense)	38	(146)	(52)	(469)
Reclassification adjustment included in net income, net of income taxes	(139)	547	198	1,763
Other comprehensive loss	$(46,652)	$(6,072)	$(165,464)	$(16,111)
The sale of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive loss to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2022, the percentage breakdown of our gross written premiums was 79% casualty and 21% property. Our commercial underwriting divisions include commercial property, small business, excess casualty, construction, general casualty, allied health, products liability, life sciences, professional liability, energy, management liability, entertainment, environmental, health care, inland marine, public entity, small property and aviation. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 3% of our gross written premiums in the first nine months of 2022 and is included within our personal insurance division.
COVID-19
Consistent with 2021, the Company's results of operations, financial position and cash flows were not materially impacted by COVID-19 and the related economic effects during the first nine months of 2022. For further discussion, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, the net change in the fair value of equity securities, net realized investment gains and losses, interest expense, other expenses, other income and income tax expense. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
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

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$284,111	$197,616	$86,495	43.8%
Ceded written premiums	(48,212)	(26,939)	(21,273)	79.0%
Net written premiums	$235,899	$170,677	$65,222	38.2%

Net earned premiums	$209,259	$156,871	$52,388	33.4%
Losses and loss adjustment expenses	134,788	87,352	47,436	54.3%
Underwriting, acquisition and insurance expenses	40,145	31,465	8,680	27.6%
Underwriting income (1)	34,326	38,054	(3,728)	(9.8)%
Net investment income	13,858	8,095	5,763	71.2%
Change in the fair value of equity securities	(6,095)	(1,012)	(5,083)	502.3%
Net realized investment (losses) gains	(173)	895	(1,068)	(119.3)%
Interest expense	(1,716)	(243)	(1,473)	606.2%
Other expense, net	(100)	(110)	10	(9.1)%
Income before taxes	40,100	45,679	(5,579)	(12.2)%
Income tax expense	7,116	9,054	(1,938)	(21.4)%
Net income	$32,984	$36,625	$(3,641)	(9.9)%

Net operating earnings (2)	$37,936	$36,717	$1,219	3.3%

Loss ratio	64.4%	55.7%
Expense ratio	19.2%	20.0%
Combined ratio	83.6%	75.7%

Annualized return on equity	21.1%	22.7%
Annualized operating return on equity (2)	24.2%	22.8%
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
Net income was $33.0 million for the three months ended September 30, 2022 compared to $36.6 million for the three months ended September 30, 2021, a decrease of 9.9%. The decrease in net income for the third quarter of 2022 from the same period last year was primarily due to higher catastrophe losses incurred during the period and a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the period. This decrease was largely offset by strong growth in the business from favorable E&S market conditions and continued rate increases and an increase in investment income quarter over quarter driven by higher investment balances.
Underwriting income was $34.3 million for the three months ended September 30, 2022 compared to $38.1 million for the three months ended September 30, 2021, a decrease of 9.8%. The corresponding combined ratios were 83.6% for the three months ended September 30, 2022 compared to 75.7% for the three months ended September 30, 2021. The decrease in our underwriting income in the third quarter of 2022 compared to the third quarter of 2021 was largely due to higher catastrophe losses incurred during the period, offset in part by premium growth and favorable rate increases from a strong underwriting environment and lower levels of relative operating expenses. Net catastrophe losses incurred were $26.1 million during the third quarter of 2022 compared to $5.9 million during the third quarter of 2021.
Premiums
Our gross written premiums were $284.1 million for the three months ended September 30, 2022 compared to $197.6 million for the three months ended September 30, 2021, an increase of $86.5 million, or 43.8%. The increase in gross written premiums for the third quarter of 2022 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was approximately $12,700 in the third quarter of 2022 compared to approximately $10,700 in the third quarter of 2021. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $14,700 in the third quarter of 2022 compared to $13,000 in the third quarter of 2021.
Net written premiums increased by $65.2 million, or 38.2%, to $235.9 million for the three months ended September 30, 2022 from $170.7 million for the three months ended September 30, 2021. The increase in net written premiums for the third quarter of 2022 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.0% for the three months ended September 30, 2022 compared to 86.4% for the three months ended September 30, 2021. The decrease in the net retention ratio was largely due to a combination of factors, including higher premiums ceded under the new commercial property quota share reinsurance treaty, effective June 1, 2022, a change in the mix of business quarter over quarter and higher reinstatement premiums related to the catastrophe reinsurance treaty during the quarter.
Net earned premiums increased by $52.4 million, or 33.4%, to $209.3 million for the three months ended September 30, 2022 from $156.9 million for the three months ended September 30, 2021 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 64.4% for the three months ended September 30, 2022 compared to 55.7% for the three months ended September 30, 2021. The increase in the loss ratio in the third quarter of 2022 compared to the third quarter of

2021 was due primarily to higher catastrophe losses incurred during the period related to Hurricane Ian. Net catastrophe losses incurred during the third quarter of 2021 were primarily attributable to Hurricane Ida.
During the three months ended September 30, 2022, prior accident years developed favorably by $11.0 million, of which $10.9 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business.
During the three months ended September 30, 2021, prior accident years developed favorably by $9.2 million, of which $7.1 million was attributable to the 2020 accident year. The favorable development for the 2020 accident year reflected our improved outlook related to potential COVID-19 related claims as no significant claims had been reported to date. In addition, reported losses emerged at lower levels than expected across most lines of business.
The following table summarizes the loss ratios for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$119,650	57.2%	$90,675	57.8%
Current year catastrophe losses	26,130	12.5%	5,882	3.8%
Effect of prior year development	(10,992)	(5.3)%	(9,205)	(5.9)%
Total	$134,788	64.4%	$87,352	55.7%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$37,177	17.8%	$26,317	16.8%
Ceding	(12,939)	(6.2)%	(6,902)	(4.5)%
Net commissions incurred	24,238	11.6%	19,415	12.3%
Other underwriting expenses	15,907	7.6%	12,050	7.7%
Underwriting, acquisition and insurance expenses	$40,145	19.2%	$31,465	20.0%
The expense ratio was 19.2% for the three months ended September 30, 2022 compared to 20.0% for the three months ended September 30, 2021. The decrease in the expense ratio was due to lower net commissions and lower other underwriting expenses as a percentage of earned premiums. The decrease in the net commissions incurred ratio was mostly due to higher ceding commissions resulting from the new commercial property quota share treaty, effective June 1, 2022. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs, and lower variable compensation costs as a percentage of earned premiums. The decrease in variable compensation costs as a percentage of earned premiums was due to higher catastrophe losses incurred during the third quarter of 2022 compared to the same period last year. Direct commissions paid as a percent of gross written premiums was 14.6% for both the three months ended September 30, 2022 and 2021.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment (losses) gains for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$12,890	$7,345	$5,545
Dividends from equity securities	1,085	979	106
Cash equivalents and short-term investments	475	1	474
Gross investment income	14,450	8,325	6,125
Investment expenses	(592)	(230)	(362)
Net investment income	13,858	8,095	5,763
Change in the fair value of equity securities	(6,095)	(1,012)	(5,083)
Net realized investment (losses) gains	(173)	895	(1,068)
Total	$7,590	$7,978	$(388)
Our net investment income increased by 71.2% to $13.9 million for the three months ended September 30, 2022 from $8.1 million for the three months ended September 30, 2021. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows since September 30, 2021 and to a lesser degree, higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.1% and 2.5% for the three months ended September 30, 2022 and 2021, respectively.
During the third quarter of 2022, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $5.6 million and unrealized losses related to non-redeemable preferred stock of $0.5 million. The change in unrealized losses during the third quarter of 2022 attributable to ETFs reflected lower valuations in the broader U.S. stock market during the period. The change in unrealized losses during the third quarter of 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
During the third quarter of 2021, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $0.8 million and unrealized losses related to non-redeemable preferred stock of $0.2 million.
Income tax expense
Our effective tax rate was 17.7% for the three months ended September 30, 2022 compared to 19.8% for the three months ended September 30, 2021. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$806,625	$560,553	$246,072	43.9%
Ceded written premiums	(111,885)	(77,825)	(34,060)	43.8%
Net written premiums	$694,740	$482,728	$212,012	43.9%

Net earned premiums	$577,979	$417,612	$160,367	38.4%
Losses and loss adjustment expenses	344,333	236,727	107,606	45.5%
Underwriting, acquisition and insurance expenses	117,662	89,490	28,172	31.5%
Underwriting income (1)	115,984	91,395	24,589	26.9%
Net investment income	33,540	22,466	11,074	49.3%
Change in fair value of equity securities	(37,199)	13,644	(50,843)	(372.6)%
Net realized investment gains	1,535	2,397	(862)	(36.0)%
Interest expense	(2,306)	(752)	(1,554)	206.6%
Other expense, net	(140)	(424)	284	(67.0)%
Income before taxes	111,414	128,726	(17,312)	(13.4)%
Income tax expense	19,549	24,387	(4,838)	(19.8)%
Net income	$91,865	$104,339	$(12,474)	(12.0)%

Net operating earnings (2)	$120,039	$91,666	$28,373	31.0%

Loss ratio	59.6%	56.7%
Expense ratio	20.3%	21.4%
Combined ratio	79.9%	78.1%

Annualized return on equity	18.6%	22.5%
Annualized operating return on equity(2)	24.3%	19.8%
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
Overview
Net income was $91.9 million for the nine months ended September 30, 2022 compared to $104.3 million for the nine months ended September 30, 2021, a decrease of 12.0%. The decrease in net income for the first nine months of 2022 from the same period last year was primarily due to a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the period and higher catastrophe losses incurred during the period. This decrease was offset in part by strong growth in the business from favorable E&S market conditions and continued rate increases and an increase in investment income period over period driven by higher investment balances.
Underwriting income was $116.0 million for the nine months ended September 30, 2022 compared to $91.4 million for the nine months ended September 30, 2021, an increase of 26.9%. The corresponding combined ratios were 79.9% for the nine months ended September 30, 2022 compared to 78.1% for the nine months ended September 30, 2021. The increase in underwriting income for the first nine months of 2022 compared to the same period last year was due to a combination of premium growth and favorable rate increases from a strong underwriting environment and lower levels of relative reported losses and operating expenses, offset in part by higher catastrophe losses incurred.
Premiums
Our gross written premiums were $806.6 million for the nine months ended September 30, 2022 compared to $560.6 million for the nine months ended September 30, 2021, an increase of $246.1 million, or 43.9%. The increase in gross written premiums for the first nine months of 2022 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was $12,100 in the first nine months of 2022 compared to $10,100 in the first nine months of 2021. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was $14,500 for the first nine months of 2022 and $12,700 for the first nine months of 2021.
Net written premiums increased by $212.0 million, or 43.9%, to $694.7 million for the nine months ended September 30, 2022 from $482.7 million for the nine months ended September 30, 2021. The increase in net written premiums for the first nine months of 2022 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 86.1% for both the nine months ended September 30, 2022 and 2021.
Net earned premiums increased by $160.4 million, or 38.4%, to $578.0 million for the nine months ended September 30, 2022 from $417.6 million for the nine months ended September 30, 2021 due to growth in gross written premiums.
Loss ratio
The loss ratio was 59.6% for the nine months ended September 30, 2022 compared to 56.7% for the nine months ended September 30, 2021. The increase in the loss ratio in the first nine months of 2022 compared to the first nine months of 2021 was due primarily to higher catastrophe losses incurred during the period and lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums. During the nine months ended September 30, 2022, current year incurred losses and loss adjustment expenses included $26.2 million of net catastrophe losses primarily related to Hurricane Ian. During the nine months ended September 30, 2021, current year incurred losses and loss adjustment expenses included $8.8 million of net catastrophe losses primarily attributable to Hurricane Ida and the winter storms in Texas.
During the nine months ended September 30, 2022, prior accident years developed favorably by $28.9 million, of which $32.0 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions. On an inception-to-date basis, all prior accident years have developed favorably with the exception of the 2011 accident year.

During the nine months ended September 30, 2021, prior accident years developed favorably by $25.4 million, of which $28.9 million was attributable to the 2020 accident year. The favorable development for the 2020 accident year reflected our improved outlook related to potential COVID-19 related claims as no significant claims had been reported to date. In addition, reported losses emerged at lower levels than expected across most lines of business. This favorable development was offset in part by adverse development, mostly attributable to the 2015-2018 accident years as a result of modest adjustments in actuarial assumptions based on observable trends.
The following table summarizes the loss ratios for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$346,970	60.1%	$253,348	60.7%
Current year catastrophe losses	26,213	4.5%	8,792	2.1%
Effect of prior year development	(28,850)	(5.0)%	(25,413)	(6.1)%
Total	$344,333	59.6%	$236,727	56.7%

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$99,540	17.2%	$71,036	17.0%
Ceding	(30,069)	(5.2)%	(18,344)	(4.4)%
Net commissions incurred	69,471	12.0%	52,692	12.6%
Other underwriting expenses	48,191	8.3%	36,798	8.8%
Underwriting, acquisition and insurance expenses	$117,662	20.3%	$89,490	21.4%
The expense ratio was 20.3% for the nine months ended September 30, 2022 compared to 21.4% for the nine months ended September 30, 2021. The decrease in the expense ratio was due to lower net commissions incurred and lower other underwriting expenses as a percentage of earned premiums. The decrease in the net commissions incurred ratio was largely due to higher ceding commissions resulting from the new commercial property quota share treaty, effective June 1, 2022, and a change in the mix of business. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs, and lower variable compensation costs as a percentage of earned premiums. The decrease in variable compensation costs as a percentage of earned premiums was due to higher catastrophe losses incurred during the first nine months of 2022 compared to the same period last year. Direct commissions paid as a percentage of gross written premiums was 14.6% for both the nine months ended September 30, 2022 and 2021.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$31,573	$20,992	$10,581
Dividends from equity securities	3,208	2,801	407
Cash equivalents and short-term investments	598	11	587
Gross investment income	35,379	23,804	11,575
Investment expenses	(1,839)	(1,338)	(501)
Net investment income	33,540	22,466	11,074
Change in fair value of equity securities	(37,199)	13,644	(50,843)
Net realized investment gains	1,535	2,397	(862)
Total	$(2,124)	$38,507	$(40,631)
Our net investment income increased by 49.3% to $33.5 million for the nine months ended September 30, 2022 from $22.5 million for the nine months ended September 30, 2021. This increase in the first nine months of 2022 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows since September 30, 2021 and to a lesser degree, higher interest rates relative to the prior year period. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 2.7% and 2.5% for the nine months ended September 30, 2022 and 2021, respectively.
During the first nine months of 2022, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $28.6 million and unrealized losses related to non-redeemable preferred stock of $8.6 million. The change in unrealized losses during the first nine months of 2022 attributable to ETFs reflected lower valuations in the broader U.S. stock market during the period. The change in unrealized losses during the first nine months of 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
During the first nine months of 2021, the change in fair value of equity securities was comprised of unrealized gains related to ETF securities of $13.4 million and unrealized gains related to non-redeemable preferred stock of $0.2 million. The change in unrealized gains during the first nine months of 2021 attributable to ETF securities was largely reflective of gains in the broader U.S. stock market.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Management concluded that there were no credit losses from available-for-sale investments for the nine months ended September 30, 2022 or 2021.
Income tax expense
Our effective tax rate was 17.5% for the nine months ended September 30, 2022 compared to 18.9% for the nine months ended September 30, 2021. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.

Return on equity
Our annualized return on equity was 18.6% for the nine months ended September 30, 2022 compared to 22.5% for the nine months ended September 30, 2021. Our annualized operating return on equity was 24.3% for the nine months ended September 30, 2022 compared to 19.8% for the nine months ended September 30, 2021. The increase in annualized operating return on equity for the nine months ended September 30, 2022 compared to the prior period was attributable largely to growth in the business from continuing favorable market conditions and rate increases and lower average stockholders' equity, offset in part by higher catastrophe activity. The decrease in average stockholders' equity was largely due to the decline in the fair value of our investments, resulting from a higher interest rate environment and volatility in the capital markets.
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
In August 2022, we filed a universal shelf registration statement with the SEC that expires in 2025. We can use this shelf registration to issue an unspecified amount of common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
On July 22, 2022, we entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”), the proceeds of which were used to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 12 for further information regarding the Note Purchase Agreement.
On July 22, 2022, we entered into an Amended and Restated Credit Agreement, which extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to certain conditions. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). See Note 12 for further information regarding the Amended and Restated Credit Agreement.
On July 25, 2022, a portion of the proceeds from the Series A Notes were used to pay off outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement.
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
Our cash flows for the nine months ended September 30, 2022 and 2021 were:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$456,699	$301,881
Investing activities	(519,851)	(280,081)
Financing activities	68,325	(8,881)
Change in cash and cash equivalents	$5,173	$12,919
Net cash provided by operating activities was approximately $456.7 million for the nine months ended September 30, 2022, compared to $301.9 million for the same period in 2021. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $519.9 million for the nine months ended September 30, 2022, compared to $280.1 million for the nine months ended September 30, 2021. Net cash used in investing activities during the first nine months of 2022 included purchases of fixed-maturity securities of $599.7 million, which were comprised largely of corporate bonds, mortgage- and asset-backed securities, and to a lesser extent, municipal securities and sovereigns. During the first nine months of 2022, we received proceeds of $73.1 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $89.8 million from redemptions of mortgage- and asset-backed securities and corporate bonds. For the nine months ended September 30, 2022, we received proceeds of $4.0 million from sales of equity securities, which were comprised of $2.4 million from sales of ETFs and $1.6 million from calls of non-redeemable preferred stock. In addition, net purchases of short-term investments of $81.1 million consisted of U.S. Treasuries and corporate bonds.
Net cash used in investing activities of $280.1 million during the nine months ended September 30, 2021 included purchases of fixed-maturity securities of $509.0 million, and were comprised primarily of corporate bonds, mortgage- and asset-backed securities, municipal securities and, to a lesser extent, U.S. Treasuries. During the first nine months of 2021, we received proceeds of $102.6 million from sales of fixed-maturity securities, largely corporate bonds, and $139.7 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2021, purchases of ETF securities and non-redeemable preferred stock were $1.5 million and $10.2 million, respectively.
During the first nine months of 2022, cash provided by financing activities reflected proceeds of $125.0 million from the issuance of the Series A Notes on July 22, 2022, a portion of which were used to pay off the outstanding loans of $43.0 million under the Amended and Restated Credit Agreement on July 25, 2022. Financing activities also reflected dividends paid of $0.39 per common share, or $8.9 million in aggregate. In addition, for the nine months ended September 30, 2022, payroll taxes withheld and remitted on restricted stock awards were $3.3 million, offset in part by proceeds received from our equity compensation plans of $0.9 million. Debt issuance costs of $2.4 million were paid in connection with the Note Purchase Agreement and Amended and Restated Credit Agreement previously discussed.
During the first nine months of 2021, cash used in financing activities reflected dividends paid of $0.33 per common share, or $7.5 million in aggregate. In addition, payroll taxes withheld and remitted on restricted stock awards were $2.1 million, offset in part by proceeds received from our equity compensation plans of $0.7 million, for the nine months ended September 30, 2021.
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

The following is a summary of our significant reinsurance programs as of September 30, 2022:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2022, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of September 30, 2022, we recorded an allowance for credit losses of $0.4 million related to our reinsurance balances.

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
Financial Condition
Stockholders' equity
At September 30, 2022, total stockholders' equity was $619.5 million and tangible stockholders' equity was $616.7 million, compared to total stockholders' equity of $699.3 million and tangible stockholders' equity $696.5 million at December 31, 2021. The decreases in both total and tangible stockholders' equity over the prior year-end balances were due to an increase in unrealized losses on available-for-sale investments, net of taxes, and payment of dividends, offset in part by profits generated during the period and net activity related to stock-based compensation plans. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2022, our cash and invested assets of $1.9 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and short-term investments. At September 30, 2022, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.6 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2022, we also held $133.7 million of equity securities, which were comprised of ETF securities and non-redeemable preferred stock, $126.2 million of cash and cash equivalents and $81.4 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.9 years and 4.3 years at September 30, 2022 and December 31, 2021, respectively, and an average rating of "AA-" at both September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,945	$21,598	1.4%	$6,936	$6,847	0.5%
Obligations of states, municipalities and political subdivisions	230,156	202,667	12.6%	216,375	228,045	16.4%
Corporate and other securities	795,400	707,563	44.1%	450,594	458,487	32.9%
Asset-backed securities	323,601	315,143	19.6%	299,810	301,775	21.7%
Residential mortgage-backed securities	356,947	299,236	18.6%	340,804	337,685	24.3%
Commercial mortgage-backed securities	65,680	59,640	3.7%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,794,729	$1,605,847	100.0%	$1,371,519	$1,392,066	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2022 and December 31, 2021, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2022		December 31, 2021
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$416,950	26.0%	$375,579	27.0%
AA	493,353	30.7%	523,739	37.6%
A	371,597	23.1%	234,547	16.9%
BBB	263,730	16.4%	196,740	14.1%
Below BBB and unrated	60,217	3.8%	61,461	4.4%
Total	$1,605,847	100.0%	$1,392,066	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$14,977	$14,823	0.9%	$6,742	$6,822	0.5%
Due after one year through five years	531,759	506,959	31.6%	185,273	189,497	13.6%
Due after five years through ten years	245,305	207,332	12.9%	226,707	232,197	16.7%
Due after ten years	256,460	202,714	12.6%	255,183	264,863	19.0%
Asset-backed securities	323,601	315,143	19.6%	299,810	301,775	21.7%
Residential mortgage-backed securities	356,947	299,236	18.7%	340,804	337,685	24.3%
Commercial mortgage-backed securities	65,680	59,640	3.7%	57,000	59,227	4.2%
Total fixed-maturity securities	$1,794,729	$1,605,847	100.0%	$1,371,519	$1,392,066	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2022, 4.9% of our total cash and investments was invested in ETFs. At September 30, 2022 and December 31, 2021, our ETF balances were comprised of the following funds:

	September 30, 2022		December 31, 2021
Fund	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$58,563	61.7%	$81,384	66.0%
Dividend yield equity fund	36,335	38.3%	42,005	34.0%
Total	$94,898	100.0%	$123,389	100.0%
As of September 30, 2022, 2.0% of our total cash and investments was invested in non-redeemable preferred stock. A summary of these securities by industry segment is shown below as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Industry	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)
Financial	$35,514	91.4%	$45,331	92.1%
Utilities	2,639	6.8%	2,993	6.1%
Industrials and other	684	1.8%	898	1.8%
Total	$38,837	100.0%	$49,222	100.0%

Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $6.3 million and $6.7 million at September 30, 2022 and December 31, 2021, respectively.
Reconciliation of Non-GAAP Financial Measures
Reconciliation of underwriting income
Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized investment gains and losses, interest expense, other expenses, other income and income tax expense. The Company uses underwriting income as an internal performance measure in the management of its operations because the Company believes it gives management and users of the Company's financial information useful insight into the Company's results of operations and underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Net income for the three and nine months ended September 30, 2022 and 2021, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021

Net income	$32,984	$36,625	$91,865	$104,339
Income tax expense	7,116	9,054	19,549	24,387
Income before income taxes	40,100	45,679	111,414	128,726
Net investment income	(13,858)	(8,095)	(33,540)	(22,466)
Change in the fair value of equity securities	6,095	1,012	37,199	(13,644)
Net realized investment losses (gains)	173	(895)	(1,535)	(2,397)
Interest expense	1,716	243	2,306	752
Other expenses (1)	212	145	521	482
Other income	(112)	(35)	(381)	(58)
Underwriting income	$34,326	$38,054	$115,984	$91,395
(1) Other expenses are comprised of corporate expenses not allocated to our insurance operations.

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

Net income for the three and nine months ended September 30, 2022 and 2021, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021

Net income	$32,984	$36,625	$91,865	$104,339
Adjustments:
Change in the fair value of equity securities, before taxes	6,095	1,012	37,199	(13,644)
Income tax (benefit) expense (1)	(1,280)	(213)	(7,812)	2,865
Change in the fair value of equity securities, after taxes	4,815	799	29,387	(10,779)

Net realized investment losses (gains), before taxes	173	(895)	(1,535)	(2,397)
Income tax (benefit) expense (1)	(36)	188	322	503
Net realized investment losses (gains), after taxes	137	(707)	(1,213)	(1,894)
Net operating earnings	$37,936	$36,717	$120,039	$91,666

Operating return on equity:
Average stockholders' equity (2)	$626,761	$644,401	$659,395	$617,702
Annualized return on equity (3)	21.1%	22.7%	18.6%	22.5%
Annualized operating return on equity (4)	24.2%	22.8%	24.3%	19.8%
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
Stockholders' equity at September 30, 2022 and December 31, 2021, reconciles to tangible stockholders' equity as follows:

($ in thousands)	September 30, 2022	December 31, 2021

Stockholders' equity	$619,455	$699,335
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$616,660	$696,540

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Note Purchase and Private Shelf Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., PGIM, Inc. and the purchasers of the Notes named in the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.2
Amended and Restated Credit Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

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

KINSALE CAPITAL GROUP, INC.
Date: October 27, 2022	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: October 27, 2022	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer