Form 10-K
period 2022-12-31
Kinsale Capital Group, Inc.
filed 2023-02-24
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2022 was approximately $4,963,682,838.
The number of the registrant’s common shares outstanding was 23,096,966 as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•our credit agreements contain a number of financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our borrowings;
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

iii

PART I
Item 1. Business
Kinsale is a property and casualty insurance company that focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place, small business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. Our experienced and cohesive management team has an average of over 30 years of relevant experience. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. Using our proprietary technology platform and leveraging the expertise of our highly-experienced employees in our daily operations, we have built a company that is entrepreneurial and highly efficient. We believe our systems and technology are at the digital forefront of the insurance industry and allow us to quickly collect and analyze data, thereby improving our ability to manage our business and reduce our response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims operations.
We have significantly grown our business and have generated strong returns. During 2022, our gross written premiums increased by 44.2%, to $1.1 billion for the year ended December 31, 2022. Our return on equity and combined ratios were 22.0% and 77.9%, respectively, for the year ended December 31, 2022. Our operating return on equity, a non-GAAP financial measure, was 25.0% for the year ended December 31, 2022. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
Our Products
We write a broad array of insurance coverages for risks that are unusual or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allow them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small- to medium-sized accounts, which we believe are subject to less competition and have better pricing. The average premium per policy written by us in 2022 was $12,400. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was $14,700 in 2022. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2022, the percentage breakdown of our gross written premiums was 77.2% casualty and 22.8% property. Our commercial lines offerings include commercial property, small business casualty, construction, excess casualty, allied health, general casualty, products liability, life sciences, professional liability, energy, management liability, entertainment, environmental, health care, small property, public entity, inland marine, commercial auto, aviation, product recall and ocean marine. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 2.8% of our gross written premiums in 2022 and is included within our personal insurance division.

The following table provides a summary of gross premiums written by division for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	($ in thousands)
Commercial:
Commercial Property	$184,766	16.8%	$72,513	9.5%	$48,099	8.7%
Small Business Casualty	149,366	13.6%	112,553	14.7%	85,046	15.4%
Excess Casualty	147,485	13.4%	108,486	14.2%	76,537	13.8%
Construction	122,524	11.1%	101,441	13.3%	87,164	15.8%
General Casualty	69,784	6.3%	36,043	4.7%	24,591	4.5%
Allied Health	68,678	6.2%	59,208	7.8%	37,562	6.8%
Products Liability	60,374	5.5%	55,070	7.2%	38,306	6.9%
Life Sciences	41,346	3.8%	40,487	5.3%	31,004	5.6%
Professional Liability	41,273	3.7%	33,226	4.3%	27,051	4.9%
Energy	32,974	3.0%	19,925	2.6%	16,985	3.1%
All other commercial lines	152,233	13.8%	98,419	12.9%	58,759	10.6%
Total commercial	1,070,803	97.2%	737,371	96.5%	531,104	96.1%
Personal insurance	31,289	2.8%	27,002	3.5%	21,710	3.9%
Total gross written premiums	$1,102,092	100.0%	$764,373	100.0%	$552,814	100.0%
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the standard, or admitted, market. From 2001 to 2021, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.5% and grew direct premiums written by 9.1% annually, versus 73.5% and 4.0% respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2022, our loss and loss adjustment expense ratio was 57.7%.
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

Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that our proprietary technology platform coupled with our expense management allow us to process quotes, underwrite policies and operate with a substantial cost advantage over our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2022, our expense ratio was 20.2%.
Fully integrated claims management. We believe that actively managing our claims results in more favorable outcomes and a higher degree of reserve accuracy. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 104 open claims per claims adjuster (98 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2022, our reserves for claims incurred but not reported were approximately 87.0% of our total net loss reserves. Of the total open claims as of December 31, 2022, only 40.7% were open for accident years 2020 and prior.
Entrepreneurial management team with a track record of success. Our management team is highly experienced with an average of over 30 years of relevant experience, bringing together a full suite of underwriting, claims, technology and operating skills that we believe will drive our long-term success. The majority of our management team has a proven track record of successfully building high-performing specialty insurance companies. We are led by Michael Kehoe who, prior to founding Kinsale, was the president and chief executive officer of James River Insurance Company from 2002 until 2008. Prior to James River Insurance Company, Mr. Kehoe held several senior positions at Colony Insurance Company. Many of our other employees and members of our management team worked with Mr. Kehoe at James River Insurance Company and have decades of experience at other E&S insurance companies. As meaningful owners of Kinsale, we believe our management team has closely-aligned interests with our stockholders.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $82.7 billion of direct written premiums in 2021. Based on our 2022 gross written premiums of $1.1 billion, our current market share is approximately 1.3%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner through our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
Generate underwriting profits. We focus on underwriting profitability regardless of market cycles. Our strategy is to concentrate on hard-to-place risks and to maintain adequate rate levels for the risks that we underwrite. We maintain control over our underwriting process to ensure consistent quality of work. We underwrite each account individually and never delegate authority to any outside agents or brokers.
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
Our Structure
The chart below displays our corporate structure:

Kinsale Capital Group, Inc. (Delaware corporation)

Kinsale Management, Inc. (Delaware corporation; management services company)	Kinsale Insurance Company (Arkansas corporation; stock insurance company)	Aspera Insurance Services, Inc. (Virginia corporation; insurance broker)	Kinsale Real Estate, Inc. (Delaware corporation; real estate holding company)

		2001 Maywill, LLC (Delaware limited liability company; real estate entity)	2000 Maywill, LLC (Delaware limited liability company; real estate entity)

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
On September 8, 2022, we incorporated 2000 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to acquire and hold real estate investment property.
Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can produce reasonable volumes of business for us. We also sell policies through our wholly-owned broker, Aspera. Aspera distributes 3.2% of Kinsale’s premiums, primarily personal lines, through independent brokers. Kinsale does not grant its independent brokers any underwriting or claims authority.
We select our brokers based on management's review of the experience, knowledge and business plan of each broker. While many of our brokers have more than one office, we evaluate each office as if it were a separate brokerage and may appoint some but not all offices owned by a broker for specialized lines of business. We seek brokers with business plans that are consistent with our strategy and underwriting objectives. Our underwriters regularly visit with brokers in their offices in order to market and discuss the products we offer.
For the year ended December 31, 2022, our largest brokers were RSG Specialty, LLC, which produced $203.3 million, or 18.4%, of our gross written premiums, AmWINS Brokerage, which produced $178.6 million, or 16.2% of our gross written premiums and CRC Commercial Solutions, which produced $118.0 million, or 10.7%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2022.
It is important to us that we maintain excellent relationships with the group of brokers who present business to us. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2022, we paid an average commission to our brokers of 14.6% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid response times, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	% of Total	2021	% of Total	2020	% of Total
	($ in thousands)
Gross written premiums by state:
California	$221,994	20.1%	$168,694	22.1%	$128,448	23.3%
Florida	186,891	17.0%	118,736	15.5%	78,412	14.2%
Texas	136,309	12.4%	88,679	11.6%	63,312	11.5%
New York	42,427	3.9%	31,495	4.1%	27,234	4.9%
Washington	40,546	3.7%	31,167	4.1%	23,960	4.3%
Colorado	32,406	2.9%	26,250	3.4%	19,600	3.5%
Louisiana	30,981	2.8%	14,507	1.9%	9,217	1.7%
New Jersey	30,425	2.8%	22,125	2.9%	16,823	3.0%
Georgia	23,539	2.1%	14,920	1.9%	11,014	2.0%
Pennsylvania	23,396	2.1%	16,518	2.2%	11,184	2.0%
All other states	333,178	30.2%	231,282	30.3%	163,610	29.6%
	$1,102,092	100.0%	$764,373	100.0%	$552,814	100.0%

Underwriting
Our underwriting department consisted of approximately 240 employees as of December 31, 2022. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We aim to issue quotes for the majority of new business submissions we receive. For the year ended December 31, 2022, we received approximately 605,000 new business submissions, and of those submissions, we issued approximately 419,000 quotes for a new quote ratio of 69.3% and bound 43,000 policies for a new policy to new submission ratio of 7.1%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by standard carriers constrained by approved forms and filed rates.
We attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 99.5% of our professional liability premiums written in 2022, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of approximately 60 claims professionals who had an average of 13 years of claims experience in the industry as of December 31, 2022. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
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
Information Technology
Our information technology department consisted of approximately 90 employees and contractors as of December 31, 2022. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud strategy to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive prior experiences. Our proprietary technology platform is comprised of multiple applications and services linked together in an integrated system. Key applications and services supporting the core business were developed in-house. We designed the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and quickly provide us with useful information. Our insurance company subsidiary operates in a digital environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to the necessary information regarding an account.
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
We mitigate catastrophe exposure by implementing certain aggregate risk management guidelines for our overall property business. For instance, these guidelines limit the exposed property values within a specified geographic radius, which in turn limits the gross and net PML. In addition to our aggregate risk management guidelines, we write policies using limits tactically in order to minimize exposure to large losses. While specific limits change over time as our risk appetite changes due to growth, the majority of our business is concentrated to property coverages with policy limits of $5.0 million and lower. Our insurance policies are also generally written for one year and repriced annually to reflect changing exposures, including changes in frequency and severity of weather-related claims. Increased frequency and severity of natural catastrophes drive increased volatility for insurers. It also causes standard insurers to push more catastrophe exposed business into the E&S market thereby increasing our business opportunity. E&S companies are better able to manage the volatility associated with catastrophe risk given their regulatory freedom of rate and form allowing for maximum flexibility in restricting coverage and charging higher rates.
Reinsurance
We enter into reinsurance contracts primarily to limit our exposure to potential large losses. Reinsurance involves an insurance company transferring ("ceding") a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. Our reinsurance is primarily contracted under quota-share reinsurance and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. Under excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage. Effective with the June 1, 2022 renewal, we entered into a new commercial property quota-share reinsurance treaty in place of our previous property per-risk reinsurance treaty.
As previously discussed, when managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. We mitigate our risk associated with natural catastrophes with respect to our property insurance business primarily by purchasing reinsurance from only highly-rated reinsurers. We utilize a personal lines quota-share reinsurance treaty combined with a catastrophe reinsurance treaty as an efficient and cost-effective way to manage the total loss exposure on our property coverages.

The following is a summary of our significant reinsurance programs as of December 31, 2022:

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

(1)    Our commercial property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small property and inland marine policies. Reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2022, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. At December 31, 2022, we recorded an allowance for credit losses of $0.5 million related to our reinsurance balances. As of December 31, 2022, we have never had a write-off for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $177.0 million at December 31, 2022, and recoverables on paid losses of $43.4 million at December 31, 2022. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2022:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Munich Reinsurance America, Inc.	A+	$54,963
Swiss Reinsurance America Corp.	A+	32,717
SCOR Reinsurance Co.	A+	24,553
Allied World Reinsurance Co.	A	19,022
General Reinsurance Corp.	A++	17,175
Odyssey America Reinsurance Corp.	A	15,833
Hannover Rück SE	A+	15,214
Berkley Insurance Co.	A+	12,898
Arch Reinsurance Co.	A+	11,016
Arch Reinsurance Ltd.	A+	3,379
Total for top ten reinsurers		206,770
All others		13,684
Total reinsurance recoverable		$220,454

We did not have reinsurance recoverables greater than $3.4 million at December 31, 2022 from any individual reinsurer other than the ten listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of our reinsurance contracts discussed above, we may retain funds due from reinsurers as security for those recoverable balances.
Investments
Investment income is an important component of our earnings. We collect premiums from our insureds and invest a portion of these funds until claims are paid. Our cash and invested assets generally consist of fixed-maturity securities, equity securities, short-term investments and cash equivalents. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.
Our fixed-maturity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses on those securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity securities are carried at fair value and changes in the fair value of these investments are recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not actively traded in the public marketplace. Short-term investments, if any, are reported at amortized cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.
In December of 2022, we acquired real estate investment property adjacent to our current headquarters for $76.6 million. Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation.

Our cash and invested assets totaled $2.2 billion at December 31, 2022 and $1.7 billion at December 31, 2021, and are summarized as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
	($ in thousands)
Fixed maturities - at fair value:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	0.8%	$6,847	0.4%
Obligations of states, municipalities and political subdivisions	204,632	9.4%	228,045	13.5%
Corporate and other securities	832,892	38.1%	458,487	27.2%
Asset-backed securities	353,006	16.1%	301,775	17.9%
Residential mortgage-backed securities	293,962	13.4%	337,685	20.0%
Commercial mortgage-backed securities	58,867	2.7%	59,227	3.6%
Total fixed maturities	1,760,100	80.5%	1,392,066	82.6%

Equity securities - at fair value:
Exchange traded funds	104,202	4.8%	123,389	7.3%
Non-redeemable preferred stock	38,162	1.7%	49,222	2.9%
Common stock	10,107	0.5%	—	—%
Total equity securities	152,471	7.0%	172,611	10.2%

Short-term investments, at amortized cost	41,337	1.9%	—	—%
Real estate investment, net	76,387	3.5%	—	—%
Cash and cash equivalents	156,274	7.1%	121,040	7.2%
Total	$2,186,569	100.0%	$1,685,717	100.0%

Our policy is to invest primarily in high-quality fixed-maturity securities with a primary focus on preservation of capital and a secondary focus on maximizing our risk-adjusted investment returns. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiary is subject. Our fixed-maturity portfolio and preferred stocks are managed by an outside investment advisory firm and our equity securities are managed in-house under guidelines approved by our Investment Committee. Our Investment Committee meets periodically and reports to our Board of Directors.
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2022, our fixed-maturity portfolio, including cash equivalents, had an average duration of 3.5 years and had an average rating of "AA-."

The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2022:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$3,318	$13,423	$—	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	17,660	137,547	43,934	5,491		204,632
Corporate and other securities	170	84,820	380,004	305,181	62,717	832,892
Asset-backed securities	328,993	10,360	10,450	3,203	—	353,006
Residential mortgage-backed securities	47,539	246,065	—	—	358	293,962
Commercial mortgage-backed securities	54,321	4,546	—	—	—	58,867
Total fixed maturities	$452,001	$496,761	$434,388	$313,875	$63,075	$1,760,100

The fair value of our investments in fixed-maturity securities at December 31, 2022, summarized by stated maturities follows:

	December 31, 2022
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$14,925	0.9%
Due after one year through five years	626,182	35.6%
Due after five years through ten years	213,539	12.1%
Due after ten years	199,619	11.3%
Asset-backed securities	353,006	20.1%
Residential mortgage-backed securities	293,962	16.7%
Commercial mortgage-backed securities	58,867	3.3%
Total fixed maturities	$1,760,100	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2022, our fixed-maturity security portfolio contained $294.0 million (16.7%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.

At December 31, 2022, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $832.9 million. A summary of these securities by industry segment is shown below as of December 31, 2022:

	December 31, 2022
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$492,097	59.1%
Industrials and other	294,644	35.4%
Utilities	46,151	5.5%
Total	$832,892	100.0%

Approximately 4.8% of our total cash and investments were invested in exchange traded funds ("ETFs"), which provide low-cost diversification. At December 31, 2022, our ETF balance was comprised of the following funds:

	December 31, 2022
Fund	Fair Value	% of Total
	($ in thousands)
Domestic stock market fund	$62,388	59.9%
Dividend yield equity fund	41,814	40.1%
Total	$104,202	100.0%

Approximately 1.7% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2022:

	December 31, 2022
Industry	Fair Value	% of Total
	($ in thousands)
Financial	34,828	91.3%
Utilities	2,637	6.9%
Industrials and other	$697	1.8%
Total	$38,162	100%

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
Today, our primary competitors in the E&S sector include Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., James River Group Holdings, Ltd., Lloyds of London, Markel Corporation, RLI Corp. and W. R. Berkley Corporation.
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
Required licensing
Kinsale Insurance is organized and domiciled in the State of Arkansas and maintains a Certificate of Authority (license) in the State of Arkansas to transact certain lines of P&C insurance as a domestic surplus lines insurer. This license is in good standing, and, pursuant to applicable Arkansas laws and regulations, will continue in force unless suspended, revoked or otherwise terminated, subject to certain conditions, including the payment by Kinsale Insurance of annual continuation fees, the filing of annual statutory financial statements and the filing of an annual registration statement with the Arkansas Insurance Department.
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
In addition, Aspera, our insurance broker, and designated employees must be licensed to act as insurance producers or adjusters, as applicable, by insurance regulatory authorities in the states where they operate. Such insurance regulatory authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension, and renewal of licenses.
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

The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2022, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Human Capital
As of December 31, 2022, we had 466 employees, of which 457 were full-time employees, and all of whom were located at our headquarters in Richmond, Virginia.
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
In addition to competitive compensation, we offer comprehensive and flexible benefit options to support the health and wellness needs of our employees including:

• Company-matched 401(k) plan
• Educational assistance program
• Medical insurance
• Company-paid insurance benefits
• Health savings accounts with large employer contributions and flexible spending accounts
• Paid time off, family leave, and employee assistance programs.

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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 78.1% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2022.
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
Risks Related to Market Conditions and our Business Operations
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
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
We distribute the majority of our products through a select group of brokers. Of our 2022 gross written premiums, 58.5%, or $644.6 million, were distributed through five of our approximately 179 brokers, three of which accounted for 45.4%, or $500.0 million, of our 2022 gross written premiums.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2022, we had $263.4 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a high-quality, diversified portfolio of investments that is largely managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and equity prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk." A protracted low interest rate environment would place pressure on our net investment income, particularly as it relates to fixed-maturity securities and short-term investments, which, in turn, may adversely affect our operating results. Increases in interest rates could cause the values of our fixed-maturity securities portfolios to decline, thereby negatively impacting our book value. The magnitude of the decline depends on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed-maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed-maturity securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $152.5 million as of December 31, 2022.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2023 without regulatory approval is $153.3 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
Our credit agreements contain financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our borrowings.
As of December 31, 2022, we had outstanding borrowings of $195.7 million, net of debt issuance costs, in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount, a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1, and minimum liquidity requirements if the maximum aggregate amount of dividends available to pay to us from Kinsale Insurance is below $50.0 million. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require our regulated insurance subsidiary to maintain a rating from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreements if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. Effective January 3, 2022, the Company transferred its common stock listing from the Nasdaq to the New York Stock Exchange ("NYSE") and continued to trade under its current symbol "KNSL." As of February 17, 2023, we had 102 stockholders of record of our common stock.
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
Performance Graph
Our 2021 Annual Report on Form 10-K included a comparison of the 5-year cumulative total return of our common stock with the Nasdaq Composite index and the Nasdaq Insurance index. As a result of the transfer of our common stock listing from Nasdaq to the NYSE in 2021, we believe that S&P 500 and S&P 500 P&C index are more appropriate indices for comparison of our stock performance. If a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year. Accordingly, the performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to S&P 500, (3) the cumulative total returns to the S&P 500 P&C Index, (4) the cumulative total returns to the Nasdaq Composite Index and (5) the cumulative total returns to the Nasdaq Insurance Index for the period from December 31, 2017 through December 31, 2022.

The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	December 31,
	2017	2018	2019	2020	2021	2022

Kinsale Capital Group, Inc.	$100.00	$124.09	$227.91	$449.61	$535.74	$590.21
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 P&C Index	$100.00	$95.31	$119.97	$128.31	$153.05	$181.93
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Insurance Index	$100.00	$94.35	$113.85	$113.20	$145.44	$157.93

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
Year ended December 31, 2021 compared to year ended December 31, 2020
For a comparison of years ended December 31, 2021 and December 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the E&S market in the U.S., where we use our underwriting expertise to write coverages for hard-to-place, small- to medium-sized business risks and personal lines risks. We market and sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team that has an average of over 30 years of relevant experience. Many of our employees and members of our management team have also worked together for decades at other E&S insurance companies.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2022, the percentage breakdown of our gross written premiums was 77.2% casualty and 22.8% property. Our commercial lines offerings include commercial property, small business casualty, excess casualty, construction, general casualty, allied health, products liability, life sciences, professional liability, energy, management liability, entertainment, small property, environmental, health care, public entity, inland marine, commercial auto, aviation, product recall and ocean marine. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 2.8% of our gross written premiums in 2022.
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and strong underwriting profits while managing our capital prudently. We believe that we have built a company that is entrepreneurial and highly efficient, using our proprietary technology platform and leveraging the expertise of our highly-experienced employees in our daily operations. We believe our systems and technology are at the digital forefront of the insurance industry, allowing us to quickly collect and analyze data, thereby improving our ability to manage our business and reducing response times for our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims management.
COVID-19
We have been closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including its impact on premium volume, losses and the fair value of our investment portfolio. Consistent with 2021, the Company's results of operations, financial position and cash flows were not materially impacted by COVID-19 and the related economic effects during the year ended December 31, 2022.

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
•Social inflation;
•Inflation in material costs, and
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
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include equity securities, investments in real estate, cash equivalents, and short-term investments. The principal factors that influence the level of net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value), the size of our investment portfolio is mainly a function of our invested equity capital combined with premiums we receive from our insureds less payments on policyholder claims. Net investment income also includes rental income and depreciation expense from our real estate investment property.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as net income, excluding net investment income, net change in the fair value of equity securities, net realized investment gains and losses, change in allowance for credit losses on investments, interest expense, other income, other expenses and income tax expense. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
Net operating earnings is a non-GAAP financial measure. We define net operating earnings as net income excluding the net change in the fair value of equity securities, after taxes, net realized investment gains and losses, after taxes and change in allowance for credit losses on investments, after taxes. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
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
Gross investment return is investment income from fixed-maturity and equity securities (and short-term investments, if any), before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending book values of those investments during the period.

Results of Operations
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021	Change	% Change

Gross written premiums	$1,102,092	$764,373	$337,719	44.2%
Ceded written premiums	(165,282)	(104,164)	(61,118)	58.7%
Net written premiums	$936,810	$660,209	$276,601	41.9%

Net earned premiums	$794,119	$582,879	$211,240	36.2%
Losses and loss adjustment expenses	457,913	324,415	133,498	41.2%
Underwriting, acquisition and insurance expenses	160,718	124,900	35,818	28.7%
Underwriting income (1)	175,488	133,564	41,924	31.4%
Net investment income	51,282	31,048	20,234	65.2%
Change in fair value of equity securities	(27,723)	22,812	(50,535)	(221.5)%
Net realized investment gains	1,191	2,828	(1,637)	(57.9)%
Change in allowance for credit losses on investments	(366)	—	(366)	NM
Interest expense	(4,284)	(994)	(3,290)	331.0%
Other expenses, net	(24)	(457)	433	(94.7)%
Income before taxes	195,564	188,801	6,763	3.6%
Income tax expense	36,450	36,142	308	0.9%
Net income	$159,114	$152,659	$6,455	4.2%

Net operating earnings (2)	$180,363	$132,404	$47,959	36.2%

Loss ratio	57.7%	55.7%
Expense ratio	20.2%	21.4%
Combined ratio	77.9%	77.1%

Return on equity	22.0%	23.9%
Operating return on equity (2)	25.0%	20.8%
NM - Percentage change is not meaningful
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the net change in the fair value of equity securities, after taxes, net realized investment gains and losses, after taxes, and change in allowance for credit losses on investments, after taxes. Operating return on equity is defined as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.

Net income was $159.1 million for the year ended December 31, 2022 compared to $152.7 million for the year ended December 31, 2021, an increase of $6.5 million, or 4.2%. The increase in net income in 2022 over 2021 was primarily due to strong growth in the business from favorable E&S market conditions and continued rate increases and an increase in investment income year over year driven by higher investment balances. These increases were partially offset by a decline in the fair value of our equity investment portfolio driven by adverse movements in the capital markets during the year and higher catastrophe losses incurred.
Our underwriting income was $175.5 million for the year ended December 31, 2022 compared to $133.6 million for the year ended December 31, 2021, an increase of $41.9 million, or 31.4%. The increase in our underwriting income was due to a combination of premium growth and favorable rate increases from a strong underwriting environment and lower levels of operating expenses relative to premium growth and management's cost control efforts. These increases were offset in part by higher catastrophe losses incurred. The corresponding combined ratios were 77.9% for the year ended December 31, 2022 compared to 77.1% for the year ended December 31, 2021.
Premiums
Gross written premiums were $1.1 billion for the year ended December 31, 2022 compared to $764.4 million for the year ended December 31, 2021, an increase of $337.7 million, or 44.2%. The increase in gross written premiums for the year ended December 31, 2022 over the prior year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium per policy written by us was $12,400 in 2022 compared to $10,400 in 2021. Excluding our personal lines insurance, which has relatively low premiums per policy written, the average premium per policy written was $14,700 in 2022 compared to $12,900 in 2021. The increase in the average premium per policy written was due to changes in the mix of business and higher rates on bound accounts during 2022 compared to the prior year. Gross written premiums increased across substantially all of our lines of business for the year ended December 31, 2022 and were most notable in the following lines of business:
•Commercial Property, which represented approximately 16.8% of our gross written premiums in 2022, increased by $112.3 million, or 154.8%, for the year ended December 31, 2022 over the prior year;
•Small Business Casualty, which represented approximately 13.6% of our gross written premiums in 2022, increased by $36.8 million, or 32.7%, for the year ended December 31, 2022 over the prior year;
•Excess Casualty, which represented approximately 13.4% of our gross written premiums in 2022, increased by $39.0 million, or 35.9%, for the year ended December 31, 2022 over the prior year;
•Construction, which represented approximately 11.1% of our gross written premiums in 2022, increased by $21.1 million, or 20.8%, for the year ended December 31, 2022 over the prior year, and
•General Casualty, which represented approximately 6.3% of our gross written premiums in 2022, increased by $33.7 million, or 93.6%, for the year ended December 31, 2022 over the prior year.
Net written premiums increased by $276.6 million, or 41.9%, to $936.8 million for the year ended December 31, 2022 from $660.2 million for the year ended December 31, 2021. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2022. Our net retention ratio was 85.0% for the year ended December 31, 2022 compared to 86.4% for the year ended December 31, 2021. The decrease in the net retention ratio was due to higher premiums ceded under the new commercial property quota share reinsurance treaty, effective June 1, 2022, and a change in the mix of business.
Net earned premiums were $794.1 million for the year ended December 31, 2022 compared to $582.9 million for the year ended December 31, 2021, an increase of $211.2 million, or 36.2%. As previously discussed, the increase was due to growth in gross written premiums in 2022 compared to 2021.

Loss ratio
Our loss ratio was 57.7% for the year ended December 31, 2022 compared to 55.7% for the year ended December 31, 2021. The increase in the loss ratio for the year ended December 31, 2022 was due primarily to higher catastrophe losses incurred and lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums. During the year ended December 31, 2022, current year incurred losses and loss adjustment expenses included $26.6 million of net catastrophe losses primarily related to Hurricane Ian. During the year ended December 31, 2021, current year incurred losses and loss adjustment expenses included $8.6 million of net catastrophe losses primarily attributable to Hurricane Ida and the winter storms in Texas.
During the year ended December 31, 2022, prior accident years developed favorably by $35.9 million, of which $41.8 million was attributable to the 2020 and 2021 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2016 and 2018 accident years due to routine variability in reported losses and modest adjustments in actuarial assumptions.

During the year ended December 31, 2021, loss reserves for prior accident years developed favorably by $32.0 million, of which $33.7 million was attributable to the 2020 accident year and was related to a lower-than-expected levels of reported losses. Although we did not have any significant direct COVID-19 exposure, the related disruption in the court system and the general economy created additional uncertainty in estimating loss reserves in 2020. As a result, accident year 2020 actuarial assumptions were adjusted in 2020 to increase IBNR to account for this additional uncertainty. In 2021, our outlook was more favorable than in the prior year and, based on observed trends, we reevaluated and adjusted certain assumptions for accident year 2020 to reflect the favorable experience. In addition, $3.8 million of favorable development was attributable to accident year 2019 due to reported losses emerging at lower levels than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2016 and 2018 accident years due to modest adjustments in actuarial assumptions.
On an inception-to-date basis as of December 31, 2022, all accident years have developed favorably, with the exception of the 2011 accident year.
The following table summarizes the effect of the factors indicated above on the loss ratios for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums

Loss ratio:
Current accident year	$467,182	58.8%	$347,761	59.7%
Current accident year - catastrophe losses	26,618	3.4%	8,640	1.5%
Effect of prior year development	(35,887)	(4.5)%	(31,986)	(5.5)%
Total	$457,913	57.7%	$324,415	55.7%

Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Commissions incurred:
Direct	$138,451	17.4%	$98,847	16.9%
Ceding	(44,695)	(5.6)%	(25,702)	(4.4)%
Net commissions incurred	93,756	11.8%	73,145	12.5%
Other underwriting expenses	66,962	8.4%	51,755	8.9%
Underwriting, acquisition, and insurance expenses	$160,718	20.2%	$124,900	21.4%

The expense ratio was 20.2% for the year ended December 31, 2022 compared to 21.4% for the year ended December 31, 2021. The decrease in the expense ratio was due to lower net commissions incurred and lower other underwriting expenses as a percentage of earned premiums. The decrease in the net commissions incurred ratio was largely due to higher ceding commissions resulting from the new commercial property quota share treaty, effective June 1, 2022, and a change in the mix of business. The decrease in the other underwriting expense ratio was primarily due to higher net earned premiums, without a proportional increase in the amount of other underwriting expenses, as a result of management's focus on controlling costs. Direct commissions paid as a percent of gross written premiums was 14.6% for the years ended December 31, 2022 and 2021.
Investing results
Our net investment income increased by 65.2% to $51.3 million for the year ended December 31, 2022 from $31.0 million for the year ended December 31, 2021, primarily due to growth in our investment portfolio balance generated from the investment of strong operating cash flows since December 31, 2021 and higher interest rates relative to the prior year.

The following table summarizes the components of net investment income, change in the fair value of equity securities, net realized investment gains and change in allowance for credit losses on investments for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021	Change

Interest from fixed-maturity securities	$48,186	$29,155	$19,031
Dividends on equity securities	4,406	3,962	444
Cash equivalents and short-term investments	1,251	12	1,239
Real estate investment income	234	—	234
Gross investment income	54,077	33,129	20,948
Investment expenses	(2,795)	(2,081)	(714)
Net investment income	51,282	31,048	20,234
Change in the fair value of equity securities	(27,723)	22,812	(50,535)
Net realized investment gains	1,191	2,828	(1,637)
Change in allowance for credit losses on investments	(366)	—	(366)
Net unrealized and realized investment gains	(26,898)	25,640	(52,538)
Total	$24,384	$56,688	$(32,304)

The weighted average duration of our investment portfolio, including cash equivalents, was 3.5 years and 4.3 years at December 31, 2022 and 2021, respectively. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had a gross investment return of 3.0% as of December 31, 2022, compared to 2.5% as of December 31, 2021.
During the year ended December 31, 2022, the decrease in fair value of equity securities of $(27.7) million was comprised of higher unrealized losses related to ETF securities of $(19.6) million and higher unrealized losses related to non-redeemable preferred stock of $(8.1) million. The decrease in the fair value of our ETF and common stock portfolio reflected lower valuations in the broader U.S. stock market during the period. The change in unrealized losses during 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
During the year ended December 31, 2021, the increase in the fair value of equity securities of $22.8 million was comprised of unrealized gains related to ETF securities of $23.2 million and unrealized losses related to non-redeemable preferred stock of $0.4 million. The increase in the fair value of our ETF portfolio largely reflected the performance in the broader domestic stock markets.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded an allowance for credit losses of $0.4 million for the year ended December 31, 2022. There were no credit losses recorded for the year ended December 31, 2021. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was approximately 18.6% for the year ended December 31, 2022 compared to 19.1% for the year ended December 31, 2021. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.

Return on equity
Our return on equity was 22.0% for the year ended December 31, 2022 compared to 23.9% for the year ended December 31, 2021. Operating return on equity was 25.0% for 2022, an increase from 20.8% for 2021. The increase in the operating return on equity was due primarily to growth in the business from favorable market conditions and rate increases and a decrease in average stockholders' equity driven by the decline in the fair value of investments as a result of the higher interest rate environment. These increases were offset in part by higher catastrophe losses incurred during 2022.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2023 without regulatory approval is $153.3 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance did not pay dividends to us during 2022. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2022, our holding company had $34.8 million in cash and investments, compared to $14.6 million as of December 31, 2021.

Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations for the next 12 months.
Real Estate Investment
In December of 2022, we acquired real estate property adjacent to our current headquarters for $76.6 million. The property is comprised of two office buildings totaling over 580,000 square feet situated on approximately 29 acres of land. The property is expected to provide flexibility for future expansion of our operations as well as serve as an investment opportunity. The acquisition was funded primarily through a draw down on our revolving credit facility. Concurrent with the purchase of the real estate investment property, the Company entered into two operating lease agreements for office space on the property as the lessor. The terms of these two leases are 5 years and 12 years.
Debt
On July 22, 2022, we entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”), the proceeds of which were used to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 11 for further information regarding the Note Purchase Agreement.
On July 22, 2022, we entered into an Amended and Restated Credit Agreement, which extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to certain conditions. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). See Note 11 for further information regarding the Amended and Restated Credit Agreement.
On July 25, 2022, a portion of the proceeds from the Series A Notes were used to pay off outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement.
Shelf registration
In August 2022, we filed a universal shelf registration statement with the SEC that expires in 2025. We can use this shelf registration to issue an unspecified amount of common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
In November 2022, we completed an underwritten public offering and sold and issued 155,000 shares of our common stock at a price of $308.30 per share, to the underwriter. We received net proceeds from the offering of $47.5 million, which was used for general corporate purposes, including to fund organic growth.
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
Our cash flows for the years ended December 31, 2022 and 2021 were:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$557,815	$407,042
Investing activities	(708,573)	(351,955)
Financing activities	185,992	(11,140)
Change in cash and cash equivalents	$35,234	$43,947

We have historically generated positive operating cash flows allowing our cash and invested assets to grow. The increase in cash provided by operating activities in 2022 compared to 2021 was due primarily to growth in business and the timing of claim payments and reinsurance recoverable balances.
For the year ended December 31, 2022, net cash used in investing activities of $708.6 million reflected growth in our business operations. For the year ended December 31, 2022, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $713.2 million, and to a lesser extent, municipal bonds of $22.2 million and sovereigns of $16.0 million. During 2022, we received proceeds of $63.1 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $110.4 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2022, purchases of common stocks and ETFs were $10.0 million and $1.5 million, respectively. In addition, net purchases of short-term investments of $40.6 million consisted of U.S. Treasuries and corporate bonds. Net cash used in investing activities also included the purchase of a real estate investment property for $76.6 million in December of 2022 and property and equipment of $6.9 million.
For the year ended December 31, 2021, net cash used in investing activities was $352.0 million. For the year ended December 31, 2021, these funds were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $633.6 million, and to a lesser extent, municipal bonds of $14.4 million and sovereigns of $6.9 million. During 2021, we received proceeds of $113.0 million from sales of fixed-maturity securities, largely corporate bonds in order to take advantage of favorable valuations. In addition, we received proceeds of $216.1 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2021, purchases of ETFs and nonredeemable preferred stock were $2.1 million and $22.7 million, respectively. Net cash used in investing activities included purchases of property and equipment of $5.9 million.
For the year ended December 31, 2022, net cash provided by financing activities was $186.0 million and reflected proceeds of $125.0 million from the issuance of the Series A Notes on July 22, 2022, a portion of which were used to pay off the outstanding loans of $43.0 million under the Amended and Restated Credit Agreement on July 25, 2022, and proceeds of $47.5 million from our equity offering in November 2022. In December 2022, we drew down

$73.0 million from our revolving credit facility to finance the purchase of our real estate investment property. Financing activities also reflected dividends of $0.52 per common share, or $11.9 million in the aggregate. Proceeds received from our equity compensation plans were $1.1 million, offset by payroll taxes withheld and remitted on restricted stock awards of $3.3 million for the year ended December 31, 2022.
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
For the year ended December 31, 2022, property insurance represented 22.8% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2022, we purchased catastrophe reinsurance coverage of $75.0 million per event in excess of our $25.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $150 million and is in addition to the per-occurrence coverage provided by our treaty coverages.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. As of December 31, 2022, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. At December 31, 2022, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 67.8% of the total balance. At December 31, 2022, we recorded an allowance for credit losses of $0.5 million related to our reinsurance balances.
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
Debt
As of December 31, 2022, we had $125 million of 5.15% Series A Senior Notes outstanding, net of debt issuance costs. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2022, we had $72.5 million outstanding, net of debt issuance costs, under the Amended and Restated Credit Agreement, which has a maturity of July 22, 2027. Interest on the outstanding amounts is based on 3-month Adjusted Term SOFR plus a margin of 1.625%. Interest accrues over the term of the interest rate and is payable in arrears.
See Note 11 to the consolidated financial statements for further details regarding our debt obligations.
Financial Condition
Stockholders' equity
At December 31, 2022, total stockholders' equity was $745.4 million and tangible stockholders' equity was $742.7 million, compared to total stockholders' equity of $699.3 million and tangible stockholders' equity of $696.5 million at December 31, 2021. The increase in both total stockholders' equity and tangible stockholders' equity in 2022 compared to 2021 was primarily due to profits generated during the period, proceeds from our equity offering in November 2022 and net activity related to stock-based compensation plans. These increases were offset in part by an increase in unrealized losses on available-for-sale investments, net of taxes, due to the higher interest rate environment and dividends declared during 2022. Tangible stockholders’ equity is a non-GAAP financial measure.

See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
See Note 9 to the consolidated financial statements for further details regarding our stock-based compensation plans.
Dividend declarations
On February 14, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend was paid on March 14, 2022 to all stockholders of record on March 2, 2022.
On May 10, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend was paid on June 13, 2022 to all stockholders of record on May 31, 2022.
On August 15, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend was paid on September 13, 2022 to all stockholders of record on August 29, 2022.
On November 15, 2022, the Company’s Board of Directors declared a cash dividend of $0.13 per share of common stock. This dividend was paid on December 13, 2022 to all stockholders of record on November 30, 2022.
On February 15, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend is payable on March 13, 2023 to all stockholders of record on February 28, 2023.
Investment portfolio
At December 31, 2022, our cash and invested assets of $2.2 billion consisted of fixed-maturity securities, cash and cash equivalents, equity securities, short-term investments and real estate investments. At December 31, 2022, the majority of the investment portfolio was comprised of fixed-maturity securities of $1.8 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2022, we also held $152.5 million of equity securities, which were comprised of ETFs, common stocks and non-redeemable preferred stock, $156.3 million of cash and cash equivalents, $76.4 million of real estate investments and $41.3 million of short-term investments. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.5 years and an average rating of "AA-" at December 31, 2022. Our investment portfolio, excluding cash equivalents and real estate investments, had a gross investment return of 3.0% as of December 31, 2022, compared to 2.5% as of December 31, 2021.

At December 31, 2022, the amortized cost and estimated fair value of our fixed-maturity, equity, and short-term investments were as follows:

	December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$16,741	0.9%
Obligations of states, municipalities and political subdivisions	230,746	204,632	10.5%
Corporate and other securities	909,285	832,892	42.6%
Asset-backed securities	361,248	353,006	18.1%
Residential mortgage-backed securities	349,066	293,962	15.0%
Commercial mortgage-backed securities	65,353	58,867	3.0%
Total fixed maturities	1,933,632	1,760,100	90.1%

Equity securities:
Exchange traded funds	70,621	104,202	5.3%
Nonredeemable preferred stock	45,822	38,162	2.0%
Common stock	10,035	10,107	0.5%
Total equity securities	126,478	152,471	7.8%
Short-term investments	41,349	41,337	2.1%
Total	$2,101,459	$1,953,908	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2022, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2022
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$452,001	25.7%
AA	496,761	28.2%
A	434,388	24.7%
BBB	313,875	17.8%
Below BBB	63,075	3.6%
Total	$1,760,100	100.0%

The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2022, were as follows:

	December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$15,133	$14,925	0.9%
Due after one year through five years	647,263	626,182	35.6%
Due after five years through ten years	245,670	213,539	12.1%
Due after ten years	249,899	199,619	11.3%
Asset-backed securities	361,248	353,006	20.1%
Residential mortgage-backed securities	349,066	293,962	16.7%
Commercial mortgage-backed securities	65,353	58,867	3.3%
Total fixed maturities	$1,933,632	$1,760,100	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $5.9 million and $6.7 million at December 31, 2022 and 2021, respectively.

Reconciliation of Non-GAAP Financial Measures
Reconciliation of underwriting income
Underwriting income is a non-GAAP financial measure that we believe is useful in evaluating our underwriting performance without regard to investment income. Underwriting income is defined as net income excluding net investment income, the net change in the fair value of equity securities, net realized investment gains and losses, change in allowance for credit losses on investments, interest expense, other expenses, other income and income tax expense. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.
Net income for the years ended December 31, 2022 and 2021 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2022	2021

Net income	$159,114	$152,659
Income tax expense	36,450	36,142
Income before taxes	195,564	188,801
Net investment income	(51,282)	(31,048)
Change in the fair value of equity securities	27,723	(22,812)
Net realized investment gains	(1,191)	(2,828)
Change in allowance for credit losses on investments	366	—
Interest expense	4,284	994
Other expenses (1)	721	669
Other income	(697)	(212)
Underwriting income	$175,488	$133,564
(1) Other expenses are comprised of corporate expenses not allocated to our insurance operations.

Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, net realized investment gains and losses, after taxes, and the change in allowance for credit losses on investments, after taxes. Management believes the exclusion of these items provides a useful comparison of the Company's underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.

Net income for the years ended December 31, 2022 and 2021 reconciles to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2022	2021

Net income	$159,114	$152,659
Adjustments:
Change in the fair value of equity securities, before taxes	27,723	(22,812)
Income tax (benefit) expense (1)	(5,822)	4,791
Change in the fair value of equity securities, after taxes	21,901	(18,021)

Net realized investment gains, before taxes	(1,191)	(2,828)
Income tax expense (1)	250	594
Net realized investment gains, after taxes	(941)	(2,234)

Change in allowance for credit losses on investments, before taxes	366	—
Income tax benefit (1)	(77)	—
Change in allowance for credit losses on investments, after taxes	289	—
Net operating earnings	$180,363	$132,404

Operating return on equity:
Average equity (2)	$722,392	$637,787
Return on equity (3)	22.0%	23.9%
Operating return on equity (4)	25.0%	20.8%
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
Stockholders' equity at December 31, 2022 and 2021 reconciles to tangible stockholders' equity as follows:

	December 31,
($ in thousands)	2022	2021

Stockholders' equity	$745,449	$699,335
Less: Intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$742,654	$696,540

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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2022 were $1.2 billion, and of this amount, 85.6% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2022 were $1.1 billion, and of this amount, 87.0% related to IBNR. A 5% change in net IBNR reserves would equate to a $46.1 million change in the reserve for losses and loss adjustment expenses at such date, as well as a $36.5 million change in net income, a 4.9% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2022.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2022 and 2021:

	December 31, 2022
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$178,216	14.4%	$138,486	13.0%
IBNR	1,060,186	85.6%	922,877	87.0%
Total	$1,238,402	100.0%	$1,061,363	100.0%

	December 31, 2021
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$133,748	15.2%	$107,340	14.1%
IBNR	747,596	84.8%	656,443	85.9%
Total	$881,344	100.0%	$763,783	100.0%

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
We reserve for large catastrophes after an event has occurred. Shortly after an occurrence, we review insured locations exposed to the event, modeled losses for our portfolio, and industry loss estimates for the event. We also consider frequency and severity from early claims reports to determine an appropriate reserve for the catastrophe. These reserves are reviewed frequently to reflect actual reported losses and changes to our estimates are made to reflect the new information.

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
While we believe that loss reserves at December 31, 2022 are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our estimates. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tailed lines of business.
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

The impact of reasonably likely changes in the two key assumptions used to estimate net loss reserves at December 31, 2022 is as follows:

Development Pattern	Expected Loss Ratio
Property	10% lower	Unchanged	10% higher
	($ in millions)
2 months slower	$10.2	$15.8	$21.4
Unchanged	(3.6)	—	3.6
2 months faster	(11.0)	(8.5)	(6.1)

Casualty Occurrence	5% lower	Unchanged	5% higher

6 months slower	$25.2	$79.1	$133.1
Unchanged	(48.3)	—	48.3
6 months faster	(121.1)	(78.4)	(35.6)

Casualty Claims-Made	5% lower	Unchanged	5% higher

6 months slower	$21.1	$41.8	$62.5
Unchanged	(17.1)	—	17.1
6 months faster	(51.9)	(38.0)	(24.1)

Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed. Refer to Note 7 to the consolidated financial statements for discussion on our reserve development for the years ended December 31, 2022 and 2021.
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
Fair values of financial instruments in our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2022, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtain fair values from third party pricing services, (2) discussing with our investment accounting vendor their process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for credit losses, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for credit losses is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for credit losses related to reinsurance balances was $0.5 million at December 31, 2022.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are designed to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2022, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-." Additionally, at December 31, 2022, approximately 78.6% of our fixed-maturity portfolio, excluding cash equivalents, was rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2022, approximately 3.6% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of "A-" (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and non-redeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and non-redeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and non-redeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio, including cash equivalents, was 3.5 years as of December 31, 2022.

We had fixed-maturity securities and non-redeemable preferred stock with a fair value of $1.8 billion at December 31, 2022 and $1.4 billion at December 31, 2021 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and non-redeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$1,674,481	$(123,781)	(6.9)%	$1,308,401	$(132,887)	(9.2)%
100 basis points increase	$1,734,021	$(64,241)	(3.6)%	$1,373,259	$(68,029)	(4.7)%
No change	$1,798,262	$—	—%	$1,441,288	$—	—%
100 basis points decrease	$1,867,189	$68,927	3.8%	$1,500,093	$58,805	4.1%
200 basis points decrease	$1,940,279	$142,017	7.9%	$1,531,801	$90,513	6.3%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities and common stock, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2022, approximately 5.4% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in ETF securities and common stocks. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on an actuarial method that uses the Company’s initial expected loss ratios, expected reporting patterns for losses based on historical Company and industry data, and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2022, the Company recorded $1,238.4 million of reserves for unpaid losses and loss adjustment expenses.
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
Richmond, Virginia
February 24, 2023

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $1,933,632 allowance for credit loss: $366 – 2022; $1,371,519 and $0 – 2021)	$1,760,100	$1,392,066
Equity securities, at fair value (cost: $126,478 – 2022; $118,895 – 2021)	152,471	172,611
Real estate investments, net	76,387	—
Short-term investments	41,337	—
Total investments	2,030,295	1,564,677
Cash and cash equivalents	156,274	121,040
Investment income due and accrued	14,451	7,658
Premiums receivable, net of allowance for credit losses of $8,067 in 2022 and $3,391 in 2021	105,754	71,004
Reinsurance recoverables, net of allowance for credit losses of $459 in 2022 and $400 in 2021	220,454	122,970
Ceded unearned premiums	42,935	33,679
Deferred policy acquisition costs, net of ceding commissions	61,594	41,968
Indefinite-lived intangible assets	3,538	3,538
Deferred income tax asset, net	56,983	2,109
Other assets	54,844	57,012
Total assets	$2,747,122	$2,025,655
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$1,238,402	$881,344
Unearned premiums	499,677	347,730
Payable to reinsurers	32,024	16,112
Accounts payable and accrued expenses	31,361	23,250
Debt	195,747	42,696
Other liabilities	4,462	15,188
Total liabilities	2,001,673	1,326,320
Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,090,526 shares issued and outstanding at December 31, 2022; 22,834,377 shares issued and outstanding at December 31, 2021	231	228
Additional paid-in capital	347,015	295,040
Retained earnings	533,121	385,942
Accumulated other comprehensive (loss) income	(134,918)	18,125
Stockholders’ equity	745,449	699,335
Total liabilities and stockholders’ equity	$2,747,122	$2,025,655
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Revenues:
Gross written premiums	$1,102,092	$764,373	$552,814
Ceded written premiums	(165,282)	(104,164)	(74,595)
Net written premiums	936,810	660,209	478,219
Change in unearned premiums	(142,691)	(77,330)	(65,465)
Net earned premiums	794,119	582,879	412,754
Net investment income	51,282	31,048	26,110
Change in fair value of equity securities	(27,723)	22,812	16,855
Net realized investment gains	1,191	2,828	3,533
Change in allowance for credit losses on investments	(366)	—	—
Other income	697	212	634
Total revenues	819,200	639,779	459,886
Expenses:
Losses and loss adjustment expenses	457,913	324,415	263,802
Underwriting, acquisition and insurance expenses	160,718	124,900	94,296
Interest expense	4,284	994	168
Other expenses	721	669	1,207
Total expenses	623,636	450,978	359,473
Income before income taxes	195,564	188,801	100,413
Income tax expense	36,450	36,142	11,994
Net income	159,114	152,659	88,419
Other comprehensive (loss) income:
Change in unrealized (losses) gains on available-for-sale investments, net of taxes	(153,043)	(23,255)	27,862
Total comprehensive income	$6,071	$129,404	$116,281

Earnings per share:
Basic	$6.97	$6.73	$3.96
Diluted	$6.88	$6.62	$3.87
Weighted-average shares outstanding:
Basic	22,815	22,693	22,319
Diluted	23,125	23,062	22,852

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except for per share data)
Balance at December 31, 2019	22,206	$222	$229,229	$162,911	$13,518	$405,880
Adoption of new accounting standard for credit losses, net	—	—	—	78	—	78
Issuance of common stock, net of issuance costs	311	3	56,695	—	—	56,698
Issuance of common stock under stock-based compensation plan	252	3	3,619	—	—	3,622
Stock-based compensation expense	—	—	3,575	—	—	3,575
Restricted shares withheld for taxes	(12)	—	(1,803)	—	—	(1,803)
Dividends declared ($0.36 per share)	—	—	—	(8,093)	—	(8,093)
Other comprehensive income, net of income taxes	—	—	—	—	27,862	27,862
Net income	—	—	—	88,419	—	88,419
Balance at December 31, 2020	22,757	228	291,315	243,315	41,380	576,238
Issuance of common stock under stock-based compensation plan	90	—	982	—	—	982
Stock-based compensation expense	—	—	4,844	—	—	4,844
Restricted shares withheld for taxes	(13)	—	(2,101)	—	—	(2,101)
Dividends declared ($0.44 per share)	—	—	—	(10,032)	—	(10,032)
Other comprehensive loss, net of income taxes	—	—	—	—	(23,255)	(23,255)
Net income	—	—	—	152,659	—	152,659
Balance at December 31, 2021	22,834	228	295,040	385,942	18,125	699,335
Issuance of common stock, net of issuance costs	155	2	47,496	—	—	47,498
Issuance of common stock under stock-based compensation plan	116	1	1,089	—	—	1,090
Stock-based compensation expense	—	—	6,678	—	—	6,678
Restricted shares withheld for taxes	(15)	—	(3,288)	—	—	(3,288)
Dividends declared ($0.52 per share)	—	—	—	(11,935)	—	(11,935)
Other comprehensive loss, net of income taxes	—	—	—	—	(153,043)	(153,043)
Net income	—	—	—	159,114	—	159,114
Balance at December 31, 2022	23,090	$231	$347,015	$533,121	$(134,918)	$745,449

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities:
Net income	$159,114	$152,659	$88,419
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of equity securities	27,723	(22,812)	(16,855)
Net realized investment gains	(1,191)	(2,828)	(3,533)
Change in allowance for credit losses on investments	366	—	—
Deferred tax (benefit) expense	(14,191)	(576)	616
Depreciation and amortization	2,721	2,308	1,574
Stock compensation expense	6,678	4,844	3,575
Change in operating assets and liabilities:
Investment income due and accrued	(6,793)	(1,021)	(1,894)
Premiums receivable, net	(34,750)	(22,363)	(14,158)
Reserves for unpaid loss and loss adjustment expenses	357,058	245,331	175,955
Unearned premiums	151,947	86,744	73,612
Reinsurance balances, net	(90,828)	(35,729)	(23,267)
Deferred policy acquisition costs	(19,626)	(10,056)	(8,348)
Income taxes payable (recoverable)	7,518	(3,882)	(1,611)
Accounts payable and accrued expenses	8,111	10,102	3,087
Other	3,958	4,321	2,802
Net cash provided by operating activities	557,815	407,042	279,974
Investing activities:
Purchase of property and equipment	(6,901)	(5,920)	(32,875)
Purchase of real estate investment	(76,623)	—	—
Sale of property and equipment	—	—	5,077
Change in short-term investments, net	(40,638)	—	—
Purchases – fixed-maturity securities	(751,402)	(654,922)	(530,732)
Purchases – equity securities	(11,506)	(24,867)	(36,822)
Sales – fixed-maturity securities	63,092	113,006	119,749
Sales – equity securities	4,990	4,617	2,367
Maturities and calls – fixed-maturity securities	110,415	216,131	93,803
Net cash used in investing activities	(708,573)	(351,955)	(379,433)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	47,498	—	56,698
Proceeds from borrowings under credit facility	73,000	—	25,700
Proceeds from notes payable	125,000	—	—
Repayment of credit facility	(43,000)	—	—
Debt issuance costs	(2,381)	—	—
Payroll taxes withheld and remitted on share-based payments	(3,288)	(2,101)	(1,803)
Common stock issued, stock options exercised	1,090	982	3,622
Dividends paid	(11,927)	(10,021)	(8,073)
Net cash provided by (used in) financing activities	185,992	(11,140)	76,144
Net change in cash and cash equivalents	35,234	43,947	(23,315)
Cash and cash equivalents at beginning of year	121,040	77,093	100,408
Cash and cash equivalents at end of year	$156,274	$121,040	$77,093

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
Short-term investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
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
Real estate investments
Real estate investments include real estate and the related assets purchased for investment purposes. Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets and is included in net investment income. Rental income is recognized on a straight-line basis over the term of the respective lease and is included in net investment income. Land is not depreciated. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable.
Intangibles related to real estate investments consist of the value attributable to the acquired in-place leases. These intangibles are amortized to expense over the related lease term of 12 years. Amortization of the intangibles related to real estate investments is reflected in net investment income in the consolidated statement of income. See Note 2 for further details regarding real estate investments.
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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns where applicable. The following table presents the rollforward of the allowance for credit losses for premiums receivable for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$3,391	$3,087
Current period change for estimated uncollectible premiums	5,988	2,189
Write-offs of uncollectible premiums receivable	(1,312)	(1,885)
Ending balance	$8,067	$3,391
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
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2022	2021
	(in thousands)
Building	$33,065	$33,101
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,444	3,143
Software	11,410	7,849
Furniture and fixtures	2,615	2,158
Land improvements	474	474
Construction in progress - building	2,618	—
	61,766	54,865
Accumulated depreciation	(8,291)	(5,570)
Total property and equipment, net	$53,475	$49,295

Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded at fair value at the date of acquisition. The Company's indefinite-lived intangible assets are comprised solely of regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in December 31, 2022, 2021, or 2020. In addition, as of December 31, 2022, no triggering events occurred that suggested an updated review was necessary.

Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2022 and 2021 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" to provide more useful information about the expected credit losses on financial instruments. The update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale fixed-maturity securities must also be recorded through an allowance for credit losses, which is limited to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under previous U.S. GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify certain aspects of it.
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

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$—	$(1,193)	$—	$16,741
Obligations of states, municipalities and political subdivisions	230,746	330	(26,444)	—	204,632
Corporate and other securities	909,285	730	(76,757)	(366)	832,892
Asset-backed securities	361,248	292	(8,534)	—	353,006
Residential mortgage-backed securities	349,066	52	(55,156)	—	293,962
Commercial mortgage-backed securities	65,353	—	(6,486)	—	58,867
Total fixed-maturity investments	$1,933,632	$1,404	$(174,570)	$(366)	$1,760,100

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,936	$—	$(89)	$6,847
Obligations of states, municipalities and political subdivisions	216,375	12,139	(469)	228,045
Corporate and other securities	450,594	11,714	(3,821)	458,487
Asset-backed securities	299,810	2,217	(252)	301,775
Residential mortgage-backed securities	340,804	1,804	(4,923)	337,685
Commercial mortgage-backed securities	57,000	2,433	(206)	59,227
Total fixed-maturity investments	$1,371,519	$30,307	$(9,760)	$1,392,066

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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before recovery of its amortized cost, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. Inputs into the present value cash flow analysis include default rates and recoverability rates based on credit rating. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.
The Company reports investment income due and accrued separately from fixed-maturity securities, available for sale, and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through earnings at the time the issuer of the bond defaults or is expected to default on payments.
As of December 31, 2022, the Company's credit loss review resulted in an allowance for credit losses on 7 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$—	$—
Increase to allowance from securities for which credit losses were not previously recorded	366	—
Reduction from securities sold during the period	—	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	—	—
Ending balance	$366	$—
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$10,538	$(447)	$6,204	$(746)	$16,742	$(1,193)
Obligations of states, municipalities and political subdivisions	141,460	(20,347)	17,314	(6,097)	158,774	(26,444)
Corporate and other securities	583,619	(42,675)	156,148	(34,082)	739,767	(76,757)
Asset-backed securities	216,487	(5,429)	97,703	(3,105)	314,190	(8,534)
Residential mortgage-backed securities	98,909	(12,324)	194,773	(42,832)	293,682	(55,156)
Commercial mortgage-backed securities	50,666	(4,732)	8,201	(1,754)	58,867	(6,486)
Total fixed-maturity investments	$1,101,679	$(85,954)	$480,343	$(88,616)	$1,582,022	$(174,570)

At December 31, 2022, in addition to the securities included in the allowance for credit losses, the Company held 944 fixed-maturity securities with a total estimated fair value of $1.6 billion and gross unrealized losses of $174.6 million. Of those securities, 210 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2022, except for securities previously discussed, the securities' in unrealized loss positions were caused by interest rate changes or other market factors and were not credit-specific issues, nor did the Company intend to sell these securities. At December 31, 2022, 78.6% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2022 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$15,133	$14,925
Due after one year through five years	647,263	626,182
Due after five years through ten years	245,670	213,539
Due after ten years	249,899	199,619
Asset-backed securities	361,248	353,006
Residential mortgage-backed securities	349,066	293,962
Commercial mortgage-backed securities	65,353	58,867
Total fixed maturities	$1,933,632	$1,760,100

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
During the year ended December 31, 2022, the Company completed the purchase of a real estate investment property. Real estate investments consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Building	$44,931	$—
Land	17,946	—
Intangible in-place lease	9,749	—
Site improvements	2,686	—
Parking deck	1,311	—
	76,623	—
Accumulated depreciation	(236)	—
Total real estate investments, net	$76,387	$—
Concurrent with the purchase of the real estate investment property, the Company entered into two operating lease agreements for office space as the lessor. The terms of these two leases are 5 years and 12 years. Future minimum rental income expected on these operating leases is $4.4 million in 2023, $4.5 million in 2024, $4.6 million in 2025, $4.8 million in 2026, $4.9 million in 2027 and $36.2 million thereafter.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest:
Taxable bonds	$44,806	$25,654	$20,493
Municipal bonds (tax exempt)	3,380	3,501	3,618
Cash equivalents and short-term investments	1,251	12	262
Dividends on equity securities	4,406	3,962	3,512
Real estate investment income	234	—	—
Gross investment income	54,077	33,129	27,885
Investment expenses	(2,795)	(2,081)	(1,775)
Net investment income	$51,282	$31,048	$26,110
Investment expenses included depreciation expense related to real estate investments of $0.2 million for the year ended December 31, 2022. There were no real estate investments for the years ended December 31, 2021 and 2020.

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,078	$2,944	$4,022
Realized losses	(904)	(3)	(383)
Net realized gains from fixed-maturity securities	174	2,941	3,639

Equity securities:
Realized gains	1,363	97	—
Realized losses	(297)	(210)	(119)
Net realized gains (losses) from equity securities	1,066	(113)	(119)

Realized (losses) gains from the sales of short-term investments	(49)	—	13
Net realized investment gains	$1,191	$2,828	$3,533

Change in net unrealized (losses) gains on fixed-maturity securities
The change in net unrealized (losses) gains for fixed-maturity securities was $(193.7) million, $(29.4) million, and $35.3 million for the years ended December 31, 2022, 2021, and 2020 respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $5.9 million and $6.7 million on deposit with state regulatory authorities at December 31, 2022 and 2021, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $1.8 million and $15.0 million at December 31, 2022 and 2021, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasuries, exchange traded funds and common stocks are generally based on Level 1 inputs which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2022 and 2021, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	—	204,632	—	204,632
Corporate and other securities	—	832,892	—	832,892
Asset-backed securities	—	353,006	—	353,006
Residential mortgage-backed securities	—	293,962	—	293,962
Commercial mortgage-backed securities	—	58,867	—	58,867
Total fixed maturities	16,741	1,743,359	—	1,760,100

Equity securities:
Exchange traded funds	104,202	—	—	104,202
Non-redeemable preferred stock	—	38,162	—	38,162
Common stocks	10,107	—	—	10,107
Total equity securities	114,309	38,162	—	152,471
Short-term investments	31,366	9,971	—	41,337
Total	$162,416	$1,791,492	$—	$1,953,908

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,847	$—	$—	$6,847
Obligations of states, municipalities and political subdivisions	—	228,045	—	228,045
Corporate and other securities	—	458,487	—	458,487
Asset-backed securities	—	301,775	—	301,775
Residential mortgage-backed securities	—	337,685	—	337,685
Commercial mortgage-backed securities	—	59,227	—	59,227
Total fixed maturities	6,847	1,385,219	—	1,392,066

Equity securities:
Exchange traded funds	123,389	—	—	123,389
Non-redeemable preferred stock	—	49,222	—	49,222
Total equity securities	123,389	49,222	—	172,611
Total	$130,236	$1,434,441	$—	$1,564,677

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.
The carrying amount of the Company's 5.15% Series A Senior Notes was $125.0 million, less debt issuance cost, and the corresponding estimated fair value was $117.2 million at December 31, 2022. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at December 31, 2022 and 2021. See Note 11 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $58.0 million and $44.7 million at December 31, 2022 and 2021, respectively.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of year	$41,968	$31,912	$23,564
Policy acquisition costs deferred:
Direct commissions	160,523	111,463	80,682
Ceding commissions	(48,022)	(28,965)	(18,879)
Other underwriting and policy acquisition costs	8,155	6,191	4,478
Policy acquisition costs deferred	120,656	88,689	66,281
Amortization of net policy acquisition costs	(101,030)	(78,633)	(57,933)
Balance, end of year	$61,594	$41,968	$31,912
Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$138,451	$98,847	$69,922
Ceding commissions	(44,695)	(25,702)	(16,145)
Other underwriting expenses	66,962	51,755	40,519
Total	$160,718	$124,900	$94,296

Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $64.8 million, $48.9 million and $35.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Kinsale collects from or refunds to its subsidiaries the amount of taxes determined as if Kinsale and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2019.
Income tax expense includes the following components for the years ending December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current federal income tax expense	$50,641	$36,718	$11,378
Deferred federal income tax (benefit) expense	(14,191)	(576)	616
Income tax expense	$36,450	$36,142	$11,994

The Company paid $43.1 million, $40.6 million and $13.0 million in federal income taxes during the years ended December 31, 2022, 2021 and 2020, respectively. Current income taxes (payable) recoverable were $(2.5) million and $5.1 million at December 31, 2022 and 2021, respectively, and included in "other liabilities" and "other assets" in the accompanying consolidated balance sheets.
The prevailing federal income tax rate was 21% in December 31, 2022, 2021 and 2020. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Income tax expense at federal income tax rate	$41,068	$39,648	$21,087
Stock options exercised	(3,240)	(2,148)	(7,634)
Restricted stock award vesting	(1,048)	(677)	(658)
Tax-exempt investment income	(527)	(546)	(565)
Other	197	(135)	(236)
Total	$36,450	$36,142	$11,994

The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Unrealized losses on fixed-maturity securities	$36,370	$—
Unpaid losses and loss adjustment expenses	20,256	15,723
Unearned premiums	19,183	13,190
State operating loss carryforwards	5,351	4,554
Stock compensation	1,521	1,140
Allowance for credit losses	1,694	712
Other	474	278
Deferred tax assets before allowance	84,849	35,597
Less: valuation allowance	(5,188)	(4,159)
Total deferred tax assets	79,661	31,438

Deferred tax liabilities:
Unrealized gains on fixed-maturity securities	—	4,315
Unrealized gains on equity securities	5,459	11,368
Deferred policy acquisition costs, net of ceding commissions	12,935	8,813
Property and equipment	2,670	2,741
Transition adjustment for loss reserve discount	768	1,025
Intangible assets	743	743
Other	103	324
Total deferred tax liabilities	22,678	29,329
Net deferred tax asset	$56,983	$2,109

At December 31, 2022 and 2021, the Company had state net operating losses ("NOLs") of $112.9 million and $96.1 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.

Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2022 and 2021, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2022 and 2021, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income. With respect to deferred tax assets associated with unrealized losses on fixed-maturity securities, management has the ability and intent to execute a tax planning strategy to hold those securities to recovery or maturity to the extent not matched with realized capital gains or available carry back to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.
The Company did not have any material uncertain tax positions in 2022 or 2021. Management is not aware of any events that would give rise to any uncertain tax positions.

7.     Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent the Company's estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these claims. Reserves are estimated using individual case-basis valuations of reported claims and statistical analyses. Case reserves are established for individual claims that have been reported to the Company, typically by the Company's insureds or their brokers. Based on the information provided, case reserves are established by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Incurred-but-not-reported ("IBNR") reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to the Company. The incurred Bornhuetter-Ferguson actuarial method ("BF method") is used to arrive at the Company's loss reserve estimates for each line of business. This method estimates the reserves based on the initial expected loss ratio and expected reporting patterns for losses. Because the Company has a limited number of years of loss experience compared to the period over which losses are expected to be reported, the Company uses industry and peer-group data, in addition to its own data, as a basis for selecting its expected reporting patterns.
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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2022	2021	2020
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$881,344	$636,013	$460,058
Less: reinsurance recoverable on unpaid losses	117,561	83,730	69,792
Adoption of new accounting standard for credit losses	—	—	(282)
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	763,783	552,283	390,548
Incurred losses and loss adjustment expenses:
Current year	493,800	356,401	277,140
Prior year	(35,887)	(31,986)	(13,338)
Total net losses and loss adjustment expenses incurred	457,913	324,415	263,802
Payments:
Current year	49,205	23,765	27,664
Prior year	111,128	89,150	74,403
Total payments	160,333	112,915	102,067
Net reserves for unpaid losses and loss adjustment expenses, end of year	1,061,363	763,783	552,283
Reinsurance recoverable on unpaid losses, net of allowance	177,039	117,561	83,730
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$1,238,402	$881,344	$636,013

During the year ended December 31, 2022, prior accident years developed favorably by $35.9 million, of which $41.8 million was attributable to the 2020 and 2021 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2016 and 2018 accident years due to routine variability in reported losses and modest adjustments in actuarial assumptions.

Current accident year incurred losses and loss adjustment expenses for the year ended December 31, 2022 included $26.6 million of catastrophe losses primarily related to Hurricane Ian.
During the year ended December 31, 2021, prior accident years developed favorably by $32.0 million, of which $33.7 million was attributable to the 2020 accident year and was related to a lower-than-expected levels of reported losses. Although the Company did not have any significant direct COVID-19 exposure, the related disruption in the court system and the general economy created additional uncertainty in estimating loss reserves in 2020. As a result, accident year 2020 actuarial assumptions were adjusted in 2020 to increase IBNR to account for this additional uncertainty. In 2021, the Company's outlook was more favorable than in the prior year and, based on observed trends, the Company reevaluated and adjusted certain assumptions for accident year 2020 to reflect the favorable experience. In addition, $3.8 million of favorable development was attributable to accident year 2019 due to reported losses emerging at lower levels than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2016 and 2018 accident years due to modest adjustments in actuarial assumptions.
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
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2013 to December 31, 2021, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2022
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2018	$11,559	$12,004	$12,698	$12,704	$12,714	$—	652
2019		14,914	13,909	15,572	16,748	48	643
2020			40,612	37,939	36,807	370	2,304
2021				36,531	33,518	2,466	1,128
2022					67,127	21,084	2,198
				Total	$166,914

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
	($ in thousands)
2018	$9,132	$11,646	$12,599	$12,660	$12,677
2019		9,852	12,581	13,996	14,511
2020			19,897	30,321	31,765
2021				14,268	21,257
2022					33,004
				Total	113,214
		All outstanding liabilities before 2018, net of reinsurance			—
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$53,700
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	55.3%	21.3%	6.6%	1.8%	0.1%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2022
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2013	$15,238	$11,639	$9,113	$7,917	$7,002	$6,463	$6,128	$6,087	$6,215	$5,994	$134	228
2014		18,847	14,289	11,748	11,217	10,948	10,988	10,620	10,266	9,880	237	273
2015			18,883	16,777	14,896	13,583	13,942	13,548	13,414	13,066	450	258
2016				19,170	14,693	14,675	14,322	13,583	13,602	13,228	492	311
2017					18,116	17,097	16,120	15,794	14,989	13,698	1,147	372
2018						22,429	20,234	18,612	17,057	14,411	2,252	465
2019							34,693	29,056	26,426	24,489	7,401	556
2020								55,630	44,641	38,287	20,765	780
2021									84,018	66,191	51,869	1,058
2022										101,064	89,614	1,110
									Total	$300,308

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
	($ in thousands)
2013	$499	$1,915	$4,436	$5,070	$5,320	$5,439	$5,482	$5,612	$5,843	$5,853
2014		435	1,865	5,039	6,385	8,290	9,415	9,491	9,628	9,638
2015			217	4,496	7,563	9,238	11,372	11,522	12,142	12,463
2016				1,158	3,015	6,907	9,839	11,381	12,105	12,299
2017					340	4,897	8,252	10,484	11,357	12,235
2018						507	5,030	8,931	10,330	11,205
2019							2,487	6,005	10,123	14,476
2020								1,002	7,446	12,551
2021									1,146	8,437
2022										3,052
									Total	102,209
	All outstanding liabilities before 2013, net of reinsurance									8
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$198,107

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2022
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2013	$30,616	$28,771	$28,037	$29,039	$31,731	$33,248	$33,973	$33,128	$33,002	$32,798	$1,691	877
2014		47,805	40,668	38,049	36,678	39,313	41,859	42,434	41,367	41,677	3,184	1,250
2015			59,717	51,739	49,122	52,100	54,697	54,090	54,090	54,637	5,000	1,835
2016				61,440	55,680	53,549	55,534	57,401	60,861	64,612	7,687	1,588
2017					71,126	67,151	68,985	70,641	71,117	69,911	12,322	1,991
2018						86,157	78,331	78,386	83,952	93,215	24,604	2,173
2019							112,266	109,994	108,138	107,480	45,987	2,215
2020								154,619	136,212	131,082	101,193	2,174
2021									200,598	190,879	163,752	2,227
2022										272,692	254,167	1,693
									Total	$1,058,983

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
	($ in thousands)
2013	$1,099	$4,469	$7,957	$14,890	$21,348	$26,715	$28,248	$29,610	$30,116	$30,268
2014		698	3,081	8,489	17,576	23,771	31,026	34,338	35,807	37,375
2015			941	3,161	12,685	28,385	37,690	41,724	44,161	47,106
2016				1,099	6,015	17,225	28,924	34,437	43,311	51,533
2017					1,581	9,352	22,407	37,736	46,025	52,069
2018						2,638	10,995	22,860	35,138	54,441
2019							3,944	16,687	30,518	46,478
2020								2,400	8,673	17,805
2021									3,205	12,944
2022										4,658
									Total	354,677
			All outstanding liabilities before 2013, net of reinsurance							1,279
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$705,585

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	4.7%	21.3%	26.1%	14.7%	10.6%	5.3%	1.9%	2.0%	2.0%	0.2%
Casualty - occurrence	2.2%	7.7%	13.7%	20.0%	15.4%	12.7%	7.5%	4.4%	2.7%	0.5%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2022
Net outstanding liabilities
Property	$53,700
Casualty - claims made	198,107
Casualty - occurrence	705,585
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	957,392

Reinsurance recoverable on unpaid claims
Property	39,584
Casualty - claims made	21,168
Casualty - occurrence	116,287
Total reinsurance recoverable on unpaid claims	177,039
Unallocated claims adjustment expenses	103,971
Gross liability for unpaid claims and claim adjustment expense	$1,238,402

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Written:
Direct	$1,102,092	$764,373	$552,814
Ceded	(165,282)	(104,164)	(74,595)
Net written	$936,810	$660,209	$478,219

Earned:
Direct	$950,145	$677,630	$479,181
Assumed	—	—	21
Ceded	(156,026)	(94,751)	(66,448)
Net earned	$794,119	$582,879	$412,754

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $117.9 million, $49.7 million and $42.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables on paid losses	$43,415	$5,409
Reinsurance recoverables on unpaid losses	177,039	117,561
Reinsurance recoverables	$220,454	$122,970

Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance recoverables are from companies with A.M. Best ratings of "A-" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company recorded an allowance for credit losses of $0.5 million and $0.4 million related to its reinsurance balances at December 31, 2022 and 2021, respectively; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2022, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $55.0 million, $32.7 million, $24.6 million, $19.0 million and $17.2 million, representing 67.3% of the total balance.

At December 31, 2022, unearned premiums ceded to five reinsurers were $11.6 million, $5.6 million, $4.5 million, $4.3 million and $4.1 million representing 69.8% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2022 or 2021.
Public Offerings
In November 2022, the Company completed an underwritten public offering and sold and issued 155,000 shares of its common stock at a price of $308.30 per share, to the underwriter. The Company received net proceeds from the offering of $47.5 million.
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
The Company recognized total equity-based compensation expense of $6.7 million, $4.8 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

A summary of option activity as of December 31, 2022 and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	325,433	$16.00
Granted	—	—
Forfeited	(934)	16.00
Exercised	(68,142)	16.00
Outstanding at December 31, 2022	256,357	$16.00	3.6	$62,941
Exercisable at December 31, 2022	256,357	$16.00	3.6	$62,941

The total intrinsic value of options exercised was $15.6 million during the year ended December 31, 2022 and $10.4 million during the year ended December 31, 2021.
Restricted Stock Awards
During 2022, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	95,984	$131.94
Granted	52,863	$211.86
Vested	(45,361)	$110.52
Forfeited	(4,865)	$177.82
Nonvested outstanding at the end of the period	98,621	$182.37
Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2022, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 14,991.
The per share weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020 was $211.86, $185.00 and $147.45, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2022, 2021 and 2020 was $10.0 million, $6.8 million and $5.8 million respectively. As of December 31, 2022, the Company had $12.8 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.6 years.
Subsequent Events
The Board of Directors granted 3,520 restricted stock awards on January 1, 2023 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock awards had a fair value on the date of grant of $261.52 per share and will vest on the first anniversary date of the grant.

On February 15, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend is payable on March 13, 2023 to all stockholders of record on February 28, 2023.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net income	$159,114	$152,659	$88,419

Weighted average common shares outstanding - basic	22,815	22,693	22,319
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	269	324	469
Restricted stock awards	41	45	64
Total dilutive effect of shares issued under stock compensation arrangements	310	369	533
Weighted average common shares outstanding - diluted	23,125	23,062	22,852

Earnings per common share:
Basic	$6.97	$6.73	$3.96
Diluted	$6.88	$6.62	$3.87

There were no anti-dilutive stock awards for the year ended December 31, 2022. There were 30 thousand and 35 thousand anti-dilutive stock awards for the years ended December 31, 2021 and 2020, respectively.
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

11.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued to the Note Purchasers $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”). The Note Purchase Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. Debt issuance costs of $1.9 million were incurred in connection with the issuance of the Series A Notes and have been recorded on the consolidated balance sheet within "Debt" as a contra-liability. The Note Purchase Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Note Purchase Agreement.

The Series A Notes bear interest at 5.15% per annum and mature on July 22, 2034, unless paid earlier by the Company. Should the Company elect to prepay the Series A Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Note Purchase Agreement. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034. On July 25, 2022, proceeds from the Series A Notes were used to pay off outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement, fund surplus at Kinsale Insurance Company and for general corporate purposes.
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). Debt issuance costs of $0.5 million were incurred in connection with the Amended and Restated Credit Agreement and have been recorded on the consolidated balance sheet within "Debt" as a contra-liability. During December 2022, the Company drew down $73.0 million at an interest rate of 6.2% to fund the purchase of its real estate investment property, previously discussed. At December 31, 2022, there was $72.5 million outstanding, net of unamortized debt issuance costs.
The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.
Interest paid under both agreements totaled $2.4 million, $0.9 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $3.1 million, $2.2 million and $1.7 million in 2022, 2021 and 2020, respectively.

14.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income:

	Year Ending December 31,
	2022	2021	2020
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes:	$(193,970)	$(26,792)	$37,387
Income tax benefit (expense)	40,734	5,626	(7,851)
Unrealized (losses) gains arising during the period, net of income taxes	(153,236)	(21,166)	29,536
Less reclassification adjustment:
Net realized investment gains on available-for-sale investments	121	2,644	2,119
Income tax expense	(25)	(555)	(445)
Reclassification adjustment included in net income	96	2,089	1,674
Change in allowance for credit losses on investments, before income taxes	(366)	—	—
Income tax benefit	77	—	—
Reclassification adjustment included in net income	(289)	—	—
Other comprehensive (loss) income	$(153,043)	$(23,255)	$27,862

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

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Commercial:
Commercial Property	$184,766	$72,513	$48,099
Small Business Casualty	149,366	112,553	85,046
Excess Casualty	147,485	108,486	76,537
Construction	122,524	101,441	87,164
General Casualty	69,784	36,043	24,591
Allied Health	68,678	59,208	37,562
Products Liability	60,374	55,070	38,306
Life Sciences	41,346	40,487	31,004
Professional Liability	41,273	33,226	27,051
Energy	32,974	19,925	16,985
Management Liability	30,738	31,304	23,370
Entertainment	22,268	12,396	4,614
Small Property	21,002	6,160	3,691
Environmental	19,455	13,584	8,568
Health Care	17,062	11,271	7,666
Public Entity	15,512	10,066	3,697
Inland Marine	14,396	9,752	6,910
Commercial Auto	5,949	977	177
Aviation	4,424	2,099	42
Product Recall	1,419	810	24
Ocean Marine	8	—	—
Total commercial	1,070,803	737,371	531,104
Personal:
Personal Insurance	31,289	27,002	21,710
Total	$1,102,092	$764,373	$552,814

Certain prior year amounts are reclassified to conform to current year's divisions and the business underwritten within them.
Commercial Property underwrites first-party coverage on manufacturing facilities, government and municipal buildings, professional buildings, offices and general commercial properties, vacant properties, as well as entertainment and retail facilities.
Small Business Casualty underwrites commercial general liability on smaller risks with an emphasis on artisan contractors and premises related exposures.
Excess Casualty underwrites excess liability over risks that would fit within the general casualty, construction, products liability and small business casualty divisions. Coverage is written over the Company's primary liability policies as well as those of other insurers. This division also writes excess liability over primary commercial auto liability policies written by other carriers.

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
Small Property underwrites Commercial Property coverage for smaller properties including banks, daycare centers, strip malls, and greenhouses, among others.
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
Public Entity underwrites law enforcement professional liability and school board liability.
Inland Marine underwrites a variety of inland marine coverages including builders risk, contractors' equipment, transportation risks and mobile equipment.
Commercial Auto underwrites garage liability and excess auto coverages.
Aviation underwrites general liability coverage for small-to-medium sized aviation-related businesses.
Product recall underwrites recall expense and liability coverage for life sciences and general products sector consumable, commercial, and consumer goods.
Ocean Marine underwrites marine cargo coverage for small-to-medium sized risks that transport goods and products in domestic inland waterways and certain U.S. coastal waters.
Personal Insurance writes homeowners coverage on manufactured homes with catastrophe exposure due to coastal location.
The Company does business with three unaffiliated insurance brokers that generated $203.3 million, $178.6 million and $118.0 million of gross written premiums for the year ended December 31, 2022, representing 18.4%, 16.2% and 10.7% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2022.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2022, 2021, and 2020 and for the years then ended are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Statutory net income	$151,105	$115,885	$54,338
Statutory capital and surplus	$835,664	$606,910	$476,066

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2022 and 2021, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2023 without prior approval is $153.3 million.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value (if applicable)	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$16,741	$16,741
Obligations of states, municipalities and political subdivisions	230,746	204,632	204,632
Corporate and other securities	909,285	832,892	832,892
Asset-backed securities	361,248	353,006	353,006
Residential mortgage-backed securities	349,066	293,962	293,962
Commercial mortgage-backed securities	65,353	58,867	58,867
Total fixed maturities	1,933,632	1,760,100	1,760,100
Equity securities:
Exchange traded funds	70,621	104,202	104,202
Non-redeemable preferred stock	45,822	38,162	38,162
Common stocks	10,035	10,107	10,107
Total equity securities	126,478	152,471	152,471
Short-term investments	41,350	41,337	41,337
Real estate investments (none acquired in satisfaction of debt)	76,387		76,387
Total investments	$2,177,847		$2,030,295

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2022	2021
	(in thousands)
Assets
Cash and cash equivalents	$34,789	$14,596
Due from subsidiaries	81,505	—
Investment in subsidiaries	827,911	721,369
Deferred income tax asset, net	1,301	934
Income taxes recoverable	—	5,059
Other assets	278	314
Total assets	$945,784	$742,272

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$1,558	$121
Due to subsidiaries	—	47
Income taxes payable	2,948	—
Debt	195,747	42,696
Other liabilities	82	73
Total liabilities	200,335	42,937

Stockholders’ equity:
Common stock	231	228
Additional paid-in capital	347,015	295,040
Retained earnings	533,121	385,942
Accumulated other comprehensive income	(134,918)	18,125
Stockholders’ equity	745,449	699,335
Total liabilities and stockholders’ equity	$945,784	$742,272

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues:
Management fees from subsidiaries	$8,686	$7,002	$5,709
Net investment income	121	—	—
Net realized investment gains	8	—	—
Total revenues	8,815	7,002	5,709

Expenses:
Operating expenses	9,765	7,972	6,624
Interest expense	4,284	994	168
Other expenses	—	—	1,164
Total expenses	14,049	8,966	7,956
Loss before income taxes	(5,234)	(1,964)	(2,247)
Income tax benefit	(5,387)	(3,424)	(8,779)
Income before equity in net income of subsidiaries	153	1,460	6,532
Equity in net income of subsidiaries	158,961	151,199	81,887
Net income	159,114	152,659	88,419

Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(153,043)	(23,255)	27,862
Total comprehensive income	$6,071	$129,404	$116,281

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income	$159,114	$152,659	$88,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(367)	(347)	(68)
Stock compensation expense	6,678	4,844	3,575
Equity in undistributed earnings of subsidiaries	(158,961)	(151,199)	(81,887)
Changes in operating assets and liabilities	(71,639)	3,955	7,520
Dividends received from subsidiary	—	8,000	—
Net cash (used in) provided by operating activities	(65,175)	17,912	17,559

Investing activities
Contributions to subsidiary	(100,624)	(571)	(100,034)
Net cash used in investing activities	(100,624)	(571)	(100,034)

Financing activities
Common stock issued, net of transaction costs	47,498	—	56,698
Proceeds from credit facility	73,000	—	25,700
Proceeds from notes payable	125,000	—	—
Repayment of credit facility	(43,000)	—	—
Debt issuance costs	(2,381)	—	—
Payroll taxes withheld and remitted on share-based payments	(3,288)	(2,101)	(1,803)
Common stock issued, stock options exercised	1,090	982	3,622
Dividends paid	(11,927)	(10,021)	(8,073)
Net cash provided by (used in) financing activities	185,992	(11,140)	76,144
Net change in cash and cash equivalents	20,193	6,201	(6,331)
Cash and cash equivalents at beginning of year	14,596	8,395	14,726
Cash and cash equivalents at end of year	$34,789	$14,596	$8,395

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
Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued to the Note Purchasers $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”). The Note Purchase Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. Debt issuance costs of $1.9 million were incurred in connection with the issuance of the Series A Notes and have been recorded on the consolidated balance sheet within "Debt" as a contra-liability. The Note Purchase Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Note Purchase Agreement.
The Series A Notes bear interest at 5.15% per annum and mature on July 22, 2034, unless paid earlier by the Company. Should the Company elect to prepay the Series A Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Note Purchase Agreement. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034. On

July 25, 2022, proceeds from the Series A Notes were used to pay off outstanding loans of $43.0 million, plus accrued interest, under our Amended and Restated Credit Agreement, fund surplus at Kinsale Insurance Company and for general corporate purposes.
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). Debt issuance costs of $0.5 million were incurred in connection with the Amended and Restated Credit Agreement and have been recorded on the consolidated balance sheet within "Debt" as a contra-liability. During December 2022, the Company drew down $73.0 million at an interest rate of 6.2% to fund the purchase of its real estate investment property, previously discussed. At December 31, 2022, there was $72.5 million outstanding, net of unamortized debt issuance costs.
The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.
Interest paid under both agreements totaled $2.4 million, $0.9 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Dividends from subsidiary
There were no cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company for the years ended December 31, 2022 or 2020. Cash dividends paid by the insurance subsidiary were $8.0 million for the year ended December 31, 2021.
Contingencies
Liabilities for loss contingencies, arising from non-insurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period (1)	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2022:
Allowance for premiums receivable	$3,391	$5,988	$1,312	$8,067
Valuation allowance for deferred tax assets	4,159	1,029	—	5,188
Allowance for reinsurance recoverables	400	59	—	459
Allowance for credit losses on fixed-maturity investments	—	366	—	366

Year Ended December 31, 2021:
Allowance for premiums receivable	3,087	2,189	1,885	3,391
Valuation allowance for deferred tax assets	3,491	668	—	4,159
Allowance for reinsurance recoverables	282	118	—	400

Year Ended December 31, 2020:
Allowance for premiums receivable	2,345	1,240	498	3,087
Valuation allowance for deferred tax assets	1,592	1,899	—	3,491
Allowance for reinsurance recoverables	282	—	—	282

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2022 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on February 25, 2022)
10.1+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
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

10.7
Amended and Restated Credit Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

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
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe	President, Chief Executive Officer and Director	February 24, 2023
Michael P. Kehoe	(Principal Executive Officer)

/s/ Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 24, 2023
Bryan P. Petrucelli	(Principal Financial and Accounting Officer)

/s/ Steven J. Bensinger	Director	February 24, 2023
Steven J. Bensinger

/s/ Teresa P. Chia	Director	February 24, 2023
Teresa P. Chia

/s/ Robert V. Hatcher, III	Director	February 24, 2023
Robert V. Hatcher, III

/s/ Anne C. Kronenberg	Director	February 24, 2023
Anne C. Kronenberg

/s/ Robert Lippincott III	Director	February 24, 2023
Robert Lippincott III

/s/ James J. Ritchie	Director	February 24, 2023
James J. Ritchie

/s/ Frederick L. Russell, Jr.	Director	February 24, 2023
Frederick L. Russell, Jr.

/s/ Gregory M. Share	Director	February 24, 2023
Gregory M. Share