Form 10-Q
period 2023-03-31
Kinsale Capital Group, Inc.
filed 2023-04-27
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 21, 2023: 23,154,606

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
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $2,123,256 – 2023, $447 allowance for credit loss; $1,933,632 and $366 – 2022)	$1,971,800	$1,760,100
Equity securities, at fair value (cost: $141,855 – 2023; $126,478 – 2022)	171,366	152,471
Real estate investments, net	76,475	76,387
Short-term investments	26,640	41,337
Total investments	2,246,281	2,030,295
Cash and cash equivalents	158,648	156,274
Investment income due and accrued	14,948	14,451
Premiums receivable, net of allowance for credit losses of $10,127 – 2023; $8,067 – 2022	128,774	105,754
Reinsurance recoverables, net of allowance for credit losses of $459 – 2023; $459 – 2022	218,796	220,454
Ceded unearned premiums	45,115	42,935
Deferred policy acquisition costs, net of ceding commissions	69,444	61,594
Intangible assets	3,538	3,538
Deferred income tax asset, net	53,320	56,983
Other assets	58,958	54,844
Total assets	$2,997,822	$2,747,122

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,354,151	$1,238,402
Unearned premiums	563,729	499,677
Payable to reinsurers	33,111	32,024
Accounts payable and accrued expenses	12,509	31,361
Debt	195,812	195,747
Other liabilities	22,779	4,462
Total liabilities	2,182,091	2,001,673

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,153,945 and 23,090,526 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	232	231
Additional paid-in capital	347,222	347,015
Retained earnings	585,686	533,121
Accumulated other comprehensive loss	(117,409)	(134,918)
Total stockholders’ equity	815,731	745,449
Total liabilities and stockholders’ equity	$2,997,822	$2,747,122

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Revenues:
Gross written premiums	$357,588	$245,513
Ceded written premiums	(58,558)	(29,015)
Net written premiums	299,030	216,498
Change in unearned premiums	(61,872)	(37,936)
Net earned premiums	237,158	178,562
Net investment income	20,695	9,088
Change in the fair value of equity securities	3,518	(7,751)
Net realized investment (losses) gains	(4,652)	295
Change in allowance for credit losses on investments	(81)	—
Other income	306	124
Total revenues	256,944	180,318

Expenses:
Losses and loss adjustment expenses	139,034	102,505
Underwriting, acquisition and insurance expenses	46,545	38,545
Interest expense	2,570	253
Other expenses	402	143
Total expenses	188,551	141,446
Income before income taxes	68,393	38,872
Total income tax expense	12,593	7,081
Net income	55,800	31,791
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	17,509	(63,930)
Total comprehensive income (loss)	$73,309	$(32,139)

Earnings per share:
Basic	$2.43	$1.40
Diluted	$2.40	$1.38

Weighted-average shares outstanding:
Basic	23,008	22,753
Diluted	23,290	23,093

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	$232	$347,222	$585,686	$(117,409)	$815,731

Balance at December 31, 2021	22,834,377	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	75,630	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2,459)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,907,548	$229	$296,390	$414,756	$(45,805)	$665,570

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities:
Net cash provided by operating activities	$197,604	$121,929

Investing activities:
Purchase of property and equipment	(2,660)	(703)
Purchase of real estate investment	(558)	—
Change in short-term investments, net	15,066	(840)
Purchases – fixed-maturity securities	(258,220)	(226,496)
Purchases – equity securities	(20,300)	(487)
Sales – fixed-maturity securities	49,220	54,238
Sales – equity securities	1,137	1,625
Maturities and calls – fixed-maturity securities	26,103	36,953
Net cash used in investing activities	(190,212)	(135,710)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(2,104)	(516)
Proceeds from stock options exercised	324	378
Dividends paid	(3,238)	(2,963)
Net cash used in financing activities	(5,018)	(3,101)
Net change in cash and cash equivalents	2,374	(16,882)
Cash and cash equivalents at beginning of year	156,274	121,040
Cash and cash equivalents at end of period	$158,648	$104,158
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results of operations for the full year.
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,940	$—	$(964)	$—	$16,976
Obligations of states, municipalities and political subdivisions	206,449	327	(20,973)	—	185,803
Corporate and other securities	1,008,098	1,803	(70,423)	(447)	939,031
Asset-backed securities	484,384	830	(6,703)	—	478,511
Residential mortgage-backed securities	341,064	52	(49,225)	—	291,891
Commercial mortgage-backed securities	65,321	—	(5,733)	—	59,588
Total fixed-maturity investments	$2,123,256	$3,012	$(154,021)	$(447)	$1,971,800

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$—	$(1,193)	$—	$16,741
Obligations of states, municipalities and political subdivisions	230,746	330	(26,444)	—	204,632
Corporate and other securities	909,285	730	(76,757)	(366)	832,892
Asset-backed securities	361,248	292	(8,534)	—	353,006
Residential mortgage-backed securities	349,066	52	(55,156)	—	293,962
Commercial mortgage-backed securities	65,353	—	(6,486)	—	58,867
Total fixed-maturity investments	$1,933,632	$1,404	$(174,570)	$(366)	$1,760,100
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
As of March 31, 2023, the Company's credit loss review resulted in an allowance for credit losses on 7 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$366	$—
Increase to allowance from securities for which credit losses were not previously recorded	—	—
Reduction from securities sold during the period	—	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	81	—
Ending balance	$447	$—

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$3,344	$(27)	$13,632	$(937)	$16,976	$(964)
Obligations of states, municipalities and political subdivisions	73,448	(3,397)	62,164	(17,576)	135,612	(20,973)
Corporate and other securities	380,272	(7,621)	386,348	(62,802)	766,620	(70,423)
Asset-backed securities	163,407	(1,236)	201,074	(5,467)	364,481	(6,703)
Residential mortgage-backed securities	9,915	(465)	281,614	(48,760)	291,529	(49,225)
Commercial mortgage-backed securities	6,351	(353)	53,237	(5,380)	59,588	(5,733)
Total fixed-maturity investments	$636,737	$(13,099)	$998,069	$(140,922)	$1,634,806	$(154,021)

At March 31, 2023, the Company held 897 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.6 billion and gross unrealized losses of $154.0 million. Of these securities, 569 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2023, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2023, 80.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2023 are summarized, by contractual maturity, as follows:

	March 31, 2023
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$55,240	$54,255
Due after one year through five years	724,427	703,547
Due after five years through ten years	214,934	189,970
Due after ten years	237,886	194,038
Asset-backed securities	484,384	478,511
Residential mortgage-backed securities	341,064	291,891
Commercial mortgage-backed securities	65,321	59,588
Total fixed-maturity securities	$2,123,256	$1,971,800

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
In December 2022, the Company completed the purchase of a real estate investment property. Real estate investments consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Building	$45,253	$44,931
Land	18,166	17,946
Intangible in-place lease	9,776	9,749
Site improvements	2,714	2,686
Parking deck	1,314	1,311
	77,223	76,623
Accumulated depreciation	(748)	(236)
Total real estate investments, net	$76,475	$76,387
Concurrent with the purchase of the real estate investment property, the Company entered into two operating lease agreements for office space as the lessor. The terms of these two leases are 5 years and 12 years. Future minimum rental income expected on these operating leases is $3.3 million in 2023, $4.5 million in 2024, $4.6 million in 2025, $4.8 million in 2026, $4.9 million in 2027 and $36.2 million thereafter.
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest:
Taxable bonds	$18,104	$7,795
Tax exempt municipal bonds	636	857
Cash equivalents and short-term investments	713	19
Dividends on equity securities	1,143	1,030
Real estate investment income	1,358	—
Gross investment income	21,954	9,701
Investment expenses	(1,259)	(613)
Net investment income	$20,695	$9,088

Investment expenses included depreciation expense related to real estate investments of $0.5 million for the three months ended March 31, 2023. There was no depreciation of real estate investments for the three months ended March 31, 2022.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed-maturity securities:
Realized gains	$399	$842
Realized losses	(1,259)	(365)
Net realized (losses) gains from fixed-maturity securities	(860)	477

Equity securities:
Realized gains	15	—
Realized losses	(3,800)	(148)
Net realized losses from equity securities	(3,785)	(148)
Realized losses from the sales of short-term investments	(7)	(34)
Net realized investment (losses) gains	$(4,652)	$295
The net realized gains or losses on sales of equity securities represent the total gains or losses from the purchase dates of the equity securities. The change in unrealized gains (losses) in the consolidated statement of income consists of two components: (1) the reversal of the gain or loss recognized in previous periods on equity securities sold and (2) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended March 31, 2023 and 2022, the changes in net unrealized gains (losses) for fixed-maturity securities were $22.2 million and $(80.9) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $5.9 million on deposit with state regulatory authorities at both March 31, 2023 and December 31, 2022.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $9.6 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasuries, exchange traded funds and common stocks are generally based on Level 1 inputs, which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,976	$—	$—	$16,976
Obligations of states, municipalities and political subdivisions	—	185,803	—	185,803
Corporate and other securities	—	939,031	—	939,031
Asset-backed securities	—	478,511	—	478,511
Residential mortgage-backed securities	—	291,891	—	291,891
Commercial mortgage-backed securities	—	59,588	—	59,588
Total fixed-maturity securities	16,976	1,954,824	—	1,971,800

Equity securities:
Exchange traded funds	107,367	—	—	107,367
Non-redeemable preferred stock	—	34,287	—	34,287
Common stocks	29,712	—	—	29,712
Total equity securities	137,079	34,287	—	171,366
Short-term investments	16,909	9,731	—	26,640
Total	$170,964	$1,998,842	$—	$2,169,806

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	—	204,632	—	204,632
Corporate and other securities	—	832,892	—	832,892
Asset-backed securities	—	353,006	—	353,006
Residential mortgage-backed securities	—	293,962	—	293,962
Commercial mortgage-backed securities	—	58,867	—	58,867
Total fixed-maturity securities	16,741	1,743,359	—	1,760,100

Equity securities:
Exchange traded funds	104,202	—	—	104,202
Non-redeemable preferred stock	—	38,162	—	38,162
Common stocks	10,107	—	—	10,107
Total equity securities	114,309	38,162	—	152,471
Short-term investments	31,366	9,971	—	41,337
Total	$162,416	$1,791,492	$—	$1,953,908
There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.
The carrying amount of the Company's 5.15% Series A Senior Notes was $125.0 million, less debt issuance cost, and the corresponding estimated fair value was $120.9 million and $117.2 million at March 31, 2023 and December 31, 2022, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at March 31, 2023 and December 31, 2022. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $15.9 million and $58.0 million at March 31, 2023 and December 31, 2022, respectively.

4.     Allowance For Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$8,067	$3,391
Current period change for estimated uncollectible premiums	2,407	2,016
Write-offs of uncollectible premiums receivable	(347)	(366)
Ending balance	$10,127	$5,041

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$61,594	$41,968
Policy acquisition costs deferred:
Direct commissions	51,364	35,860
Ceding commissions	(17,378)	(8,545)
Other underwriting and policy acquisition costs	2,646	1,988
Policy acquisition costs deferred	36,632	29,303
Amortization of net policy acquisition costs	(28,782)	(23,788)
Balance, end of period	$69,444	$47,483
Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Building	$36,870	$33,065
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,558	3,444
Software	12,305	11,410
Furniture and fixtures	3,011	2,615
Land improvements	474	474
Leasehold improvements	67	—
Construction in progress - building	—	2,618
	64,425	61,766
Accumulated depreciation	(9,027)	(8,291)
Total property and equipment, net	$55,398	$53,475

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2023 and 2022 consist of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$43,169	$29,951
Ceding commissions	(16,559)	(7,829)
Other underwriting expenses	19,935	16,423
Total	$46,545	$38,545
Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, bonus and employee benefits expenses of $19.3 million and $15.0 million for the three months ended March 31, 2023 and 2022, respectively.

8.    Stock-based Compensation
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

The total compensation cost that has been charged against income for share-based compensation arrangements was $2.0 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock Awards
During the three months ended March 31, 2023, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2023 is as follows:

	For the Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	98,621	$182.37
Granted	50,515	$313.51
Vested	(22,482)	$205.80
Forfeited	(725)	$225.64
Non-vested outstanding at the end of the period	125,929	$230.54
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the three months ended March 31, 2023, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 6,628.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the three months ended March 31, 2023 and 2022 was $313.51 and $211.86, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2023 and 2022 was $6.9 million and $2.3 million, respectively. As of March 31, 2023, the Company had $26.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.2 years.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options with an exercise price equal to the initial public offering price of $16.00 per share and a weighted-average grant-date fair value of $2.71 per share. The options have a maximum contractual term of 10 years and vested in 4 equal annual installments following the date of the grant. The value of the options granted was estimated at the date of grant using the Black-Scholes pricing model.

A summary of option activity as of March 31, 2023, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	256,357	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(20,257)	16.00
Outstanding at March 31, 2023	236,100	$16.00	3.3	$67,088
Exercisable at March 31, 2023	236,100	$16.00	3.3	$67,088
The total intrinsic value of options exercised was $6.0 million and $4.5 million during the three months ended March 31, 2023 and 2022, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net income	$55,800	$31,791

Weighted average common shares outstanding - basic	23,008	22,753
Effect of potential dilutive securities:
Conversion of stock options	234	291
Conversion of restricted stock	48	49
Weighted average common shares outstanding - diluted	23,290	23,093

Earnings per common share:
Basic	$2.43	$1.40
Diluted	$2.40	$1.38
There were 47 thousand and 53 thousand anti-dilutive stock awards for the three months ended March 31, 2023 and 2022, respectively.
10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 18.4% and 18.2% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2023	2022
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,238,402	$881,344
Less: reinsurance recoverable on unpaid losses	177,039	117,561
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,061,363	763,783
Incurred losses and loss adjustment expenses:
Current year	148,077	110,851
Prior years	(9,043)	(8,346)
Total net losses and loss adjustment expenses incurred	139,034	102,505

Payments:
Current year	1,452	1,142
Prior years	43,749	28,938
Total payments	45,201	30,080
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,155,196	836,208
Reinsurance recoverable on unpaid losses	198,955	121,367
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,354,151	$957,575
During the three months ended March 31, 2023, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2022 developed favorably by $9.0 million, of which $12.6 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2019 accident years due primarily to long-tail property damage claims within the construction-related primary casualty business that are more exposed to the recent increase in inflation.
During the three months ended March 31, 2022, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2021 developed favorably by $8.3 million, of which $10.1 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business. This was offset by $2.0 million of unfavorable development from accident years 2016 and 2018 due to routine variability in reported losses.

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Premiums written:
Direct	$357,588	$245,513
Ceded	(58,558)	(29,015)
Net written	$299,030	$216,498

Premiums earned:
Direct	$293,536	$205,628
Ceded	(56,378)	(27,066)
Net earned	$237,158	$178,562
The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$36,009	$9,636
The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables on paid losses	$19,841	$43,415
Reinsurance recoverables on unpaid losses, net	198,955	177,039
Reinsurance recoverables, net	$218,796	$220,454

13.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Series A Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”) to the Note Purchasers. The Note Purchase Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance

Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. At March 31, 2023, there was $123.2 million outstanding under the Series A Notes, net of debt issuance costs of $1.8 million. The Note Purchase Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of March 31, 2023, the Company was in compliance with all of its financial covenants under the Note Purchase Agreement.
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
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). At March 31, 2023, there was $72.6 million outstanding, net of debt issuance costs of $0.4 million, with a weighted average interest rate of 6.4%. The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of March 31, 2023, the Company was in compliance with all of its financial covenants under the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.

14.     Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$21,170	$(80,485)
Income tax (expense) benefit	(4,446)	16,902
Unrealized gains (losses) arising during the period, net of income taxes	16,724	(63,583)
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(912)	439
Income tax benefit (expense)	191	(92)
Reclassification adjustment included in net income	(721)	347
Change in allowance for credit losses on investments, before income taxes	(81)	—
Income tax benefit	17	—
Reclassification adjustment included in net income	(64)	—
Other comprehensive income (loss)	$17,509	$(63,930)
The sale or credit loss of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive loss to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.     Subsequent Events
During the fourth quarter of 2022, the Company completed the purchase of real estate investment property for $76.6 million. The property comprises two office buildings totaling over 580,000 square feet situated on approximately 29 acres of land. During the second quarter of 2023, the Company initiated plans to sell certain parcels and one of the office buildings. Subsequent to March 31, 2023, the Company determined that the related assets met held-for-sale accounting criteria.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate property held for sale, as well as amortization of acquired in-place leases. The real estate property held for sale is classified separately on the condensed consolidated balance sheets and is recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2023, the percentage breakdown of our gross written premiums was 70% casualty and 30% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, professional liability, life sciences, energy, small property, entertainment, management liability, environmental, health care, inland marine, public entity, commercial auto, aviation, ocean marine and product recall. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 2% of our gross written premiums in the first three months of 2023 and is included within our personal insurance division.
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
•Wage inflation
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

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$357,588	$245,513	$112,075	45.6%
Ceded written premiums	(58,558)	(29,015)	(29,543)	101.8%
Net written premiums	$299,030	$216,498	$82,532	38.1%

Net earned premiums	$237,158	$178,562	$58,596	32.8%
Losses and loss adjustment expenses	139,034	102,505	36,529	35.6%
Underwriting, acquisition and insurance expenses	46,545	38,545	8,000	20.8%
Underwriting income (1)	51,579	37,512	14,067	37.5%
Net investment income	20,695	9,088	11,607	127.7%
Change in fair value of equity securities	3,518	(7,751)	11,269	NM
Net realized investment (losses) gains	(4,652)	295	(4,947)	NM
Change in allowance for credit losses on investments	(81)	—	(81)	NM
Interest expense	(2,570)	(253)	(2,317)	915.8%
Other expense, net	(96)	(19)	(77)	405.3%
Income before taxes	68,393	38,872	29,521	75.9%
Income tax expense	12,593	7,081	5,512	77.8%
Net income	$55,800	$31,791	$24,009	75.5%

Net operating earnings (2)	$56,760	$37,681	$19,079	50.6%

Loss ratio	58.6%	57.4%
Expense ratio	19.6%	21.6%
Combined ratio (3)	78.2%	79.0%

Annualized return on equity	28.6%	18.6%
Annualized operating return on equity (2)	29.1%	22.1%
NM - Percentage change not meaningful.
(1) Underwriting income is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to underwriting income.
(2) Net operating earnings and annualized operating return on equity are non-GAAP financial measures. Net operating earnings is defined as net income excluding the net change in the fair value of equity securities, after taxes, net realized investment gains and losses, after taxes, and change in allowance for credit losses on investments, after taxes. Annualized operating return on equity is defined as net operating earnings expressed as a percentage of average beginning and ending total stockholders’ equity during the period. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income in accordance with GAAP to net operating earnings.
(3) The combined ratio is the sum of the loss ratio and expense ratio as presented. Calculations of each component may not add due to rounding.

Overview
Net income was $55.8 million for the three months ended March 31, 2023 compared to $31.8 million for the three months ended March 31, 2022, an increase of 75.5%. The increase in net income for the first three months of 2023 over the same period last year was primarily due to a combination of strong growth in the business from favorable E&S market conditions and continued rate increases, higher returns on equity investments and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $51.6 million for the three months ended March 31, 2023 compared to $37.5 million for the three months ended March 31, 2022, an increase of 37.5%. The corresponding combined ratios were 78.2% for the three months ended March 31, 2023 compared to 79.0% for the three months ended March 31, 2022. The increase in underwriting income for the first three months of 2023 compared to the same period last year was due to a combination of premium growth, favorable loss experience, lower net commissions and scale.
Premiums
Our gross written premiums were $357.6 million for the three months ended March 31, 2023 compared to $245.5 million for the three months ended March 31, 2022, an increase of $112.1 million, or 45.6%. The increase in gross written premiums for the first three months of 2023 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was $14,900 in the first three months of 2023 compared to $11,800 in the first three months of 2022. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was $16,200 for the first three months of 2023 and $14,200 for the first three months of 2022.
Net written premiums increased by $82.5 million, or 38.1%, to $299.0 million for the three months ended March 31, 2023 from $216.5 million for the three months ended March 31, 2022. The increase in net written premiums for the first three months of 2023 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.6% for the three months ended March 31, 2023 compared to 88.2% for the same period last year. The decrease in the net retention ratio was due to higher premiums ceded under the new commercial property quota share reinsurance treaty, effective June 1, 2022, and a change in the mix of business.
Net earned premiums increased by $58.6 million, or 32.8%, to $237.2 million for the three months ended March 31, 2023 from $178.6 million for the three months ended March 31, 2022 due to growth in gross written premiums.
Loss ratio
The loss ratio was 58.6% for the three months ended March 31, 2023 compared to 57.4% for the three months ended March 31, 2022. The increase in the loss ratio in the first three months of 2023 compared to the first three months of 2022 was due primarily to lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums and higher catastrophe losses incurred during the period.
During the three months ended March 31, 2023, prior accident years developed favorably by $9.0 million, of which $12.6 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2019 accident years due primarily to long-tail property damage claims within our construction-related primary casualty business that are more exposed to the recent increase in inflation. On an inception-to-date basis, all prior accident years have developed favorably with the exception of the 2011 accident year.
During the three months ended March 31, 2022, prior accident years developed favorably by $8.3 million, of which $10.1 million was attributable to the 2020 and 2021 accident years due to lower than expected reported losses across most lines of business. This was offset by $2.0 million of unfavorable development from accident years 2016 and 2018 due to routine variability in reported losses.
The following table summarizes the loss ratios for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Earned Premiums	Losses and Loss Adjustment Expenses	% of Earned Premiums
Loss ratio:
Current accident year before catastrophe losses	$146,503	61.8%	$110,789	62.1%
Current year catastrophe losses	1,574	0.6%	62	—%
Effect of prior year development	(9,043)	(3.8)%	(8,346)	(4.7)%
Total	$139,034	58.6%	$102,505	57.4%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Earned Premiums	Underwriting Expenses	% of Earned Premiums

Net commissions incurred	26,610	11.2%	22,122	12.4%
Other underwriting expenses	19,935	8.4%	16,423	9.2%
Total	$46,545	19.6%	$38,545	21.6%
The expense ratio was 19.6% for the three months ended March 31, 2023 compared to 21.6% for the three months ended March 31, 2022. The decrease in the expense ratio was due to lower net commissions incurred and lower other underwriting expenses as a percentage of earned premiums. The decrease in net commissions incurred was due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Underwriting expenses relative to earned premium decreased as the Company continues to benefit from scale. Direct commissions paid as a percentage of gross written premiums was 14.4% and 14.6% for the three months ended March 31, 2023 and 2022, respectively.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment (losses) and gains for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$18,740	$8,652	$10,088
Dividends from equity securities	1,143	1,030	113
Cash equivalents and short-term investments	713	19	694
Real estate investment income	1,358	—	1,358
Gross investment income	21,954	9,701	12,253
Investment expenses	(1,259)	(613)	(646)
Net investment income	20,695	9,088	11,607
Change in fair value of equity securities	3,518	(7,751)	11,269
Net realized investment (losses) gains	(4,652)	295	(4,947)
Change in allowance for credit losses on investments	(81)	—	(81)
Net realized and unrealized investment losses	(1,215)	(7,456)	6,241
Total	$19,480	$1,632	$17,848
Our net investment income increased by 127.7% to $20.7 million for the three months ended March 31, 2023 from $9.1 million for the three months ended March 31, 2022. The increase in the first three months of 2023 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our fixed-maturity investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.7% and 2.5% for the three months ended March 31, 2023 and 2022, respectively.
During the first three months of 2023, the change in fair value of equity securities was comprised of unrealized gains related to exchange traded funds ("ETFs") of $2.7 million and unrealized gains related to non-redeemable preferred stock of $0.8 million. The change in unrealized gains during the first three months of 2023 attributable to ETFs reflected higher valuations in the broader U.S. stock market during the period.
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
Net realized investments losses were $4.7 million for the three months ended March 31, 2023 and were primarily related to disposing of securities issued by certain banking and financial institutions.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded an allowance for credit losses of $0.4 million at March 31, 2023. There were no credit losses recorded at March 31, 2022. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.

Income tax expense
Our effective tax rate was 18.4% for the three months ended March 31, 2023 compared to 18.2% for the three months ended March 31, 2022. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 28.6% for the three months ended March 31, 2023 compared to 18.6% for the three months ended March 31, 2022. Our annualized operating return on equity was 29.1% for the three months ended March 31, 2023 compared to 22.1% for the three months ended March 31, 2022. The increase in annualized operating return on equity for the three months ended March 31, 2023 compared to the prior period was attributable largely to continued profitable growth in the business from continuing favorable market conditions and rate increases.
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
In July 2022, we entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”), the proceeds of which were used to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 13 for further information regarding the Note Purchase Agreement.
In July 2022, we entered into an Amended and Restated Credit Agreement, which extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to certain conditions. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). See Note 13 for further information regarding the Amended and Restated Credit Agreement.

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
Our cash flows for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$197,604	$121,929
Investing activities	(190,212)	(135,710)
Financing activities	(5,018)	(3,101)
Change in cash and cash equivalents	$2,374	$(16,882)
Net cash provided by operating activities was approximately $197.6 million for the three months ended March 31, 2023, compared to $121.9 million for the same period in 2022. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $190.2 million for the three months ended March 31, 2023, compared to $135.7 million for the three months ended March 31, 2022. Net cash used in investing activities during the first three months of 2023 included purchases of fixed-maturity securities of $258.2 million, which were comprised largely of asset-backed securities, corporate bonds, and to a lesser extent, municipal securities. During the first three months of 2023, we received proceeds of $49.2 million from sales of fixed-maturity securities, largely municipal securities and corporate bonds, and $26.1 million from redemptions and maturities of mortgage- and asset-backed securities and corporate bonds. For the three months ended March 31, 2023, purchases of equity securities of $20.3 million consisted of common stocks. In addition, net sales of short-term investments of $15.1 million consisted of U.S. Treasuries and corporate bonds.
Net cash used in investing activities of $135.7 million for the three months ended March 31, 2022 included purchases of fixed-maturity securities of $226.5 million, which were comprised largely of corporate bonds, mortgage-backed securities, and to a lesser extent, asset-backed securities, sovereign and municipal securities.

During the first three months of 2022, we received proceeds of $54.2 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $37.0 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2022, purchases of ETFs were $0.5 million.
During the first three months of 2023, cash used in financing activities reflected dividends paid of $0.14 per common share, or $3.2 million in aggregate. In addition, for the three months ended March 31, 2023, payroll taxes withheld and remitted on restricted stock awards were $2.1 million, offset in part by proceeds received from our equity compensation plans of $0.3 million.
During the first three months of 2022, cash used in financing activities reflected dividends paid of $0.13 per common share, or $3.0 million in aggregate. In addition, for the three months ended March 31, 2022, payroll taxes withheld and remitted on restricted stock awards were $0.5 million, offset in part by proceeds received from our equity compensation plans of $0.4 million.
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

The following is a summary of our significant reinsurance programs as of March 31, 2023:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2023, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of March 31, 2023, we recorded an allowance for credit losses of $0.5 million related to our reinsurance balances.

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
Financial Condition
Stockholders' equity
At March 31, 2023, total stockholders' equity was $815.7 million and tangible stockholders' equity was $812.9 million, compared to total stockholders' equity of $745.4 million and tangible stockholders' equity $742.7 million at December 31, 2022. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, an increase in the fair value of our fixed-maturity investments and net activity related to stock-based compensation plans, offset in part by payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At March 31, 2023, our cash and invested assets of $2.4 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents, real estate investments and short-term investments. At March 31, 2023, the majority of the investment portfolio was comprised of fixed-maturity securities of $2.0 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2023, we also held $171.4 million of equity securities, which were comprised of ETF securities, non-redeemable preferred stock and common stocks, $158.6 million of cash and cash equivalents, $76.5 million of real estate investments and $26.6 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.4 years and 3.5 years at March 31, 2023 and December 31, 2022, respectively, and an average rating of "AA-" at both March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,940	$16,976	0.9%	$17,934	$16,741	1.0%
Obligations of states, municipalities and political subdivisions	206,449	185,803	9.4%	230,746	204,632	11.6%
Corporate and other securities	1,008,098	939,031	47.6%	909,285	832,892	47.3%
Asset-backed securities	484,384	478,511	24.3%	361,248	353,006	20.1%
Residential mortgage-backed securities	341,064	291,891	14.8%	349,066	293,962	16.7%
Commercial mortgage-backed securities	65,321	59,588	3.0%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,123,256	$1,971,800	100.0%	$1,933,632	$1,760,100	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2023 and December 31, 2022, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2023		December 31, 2022
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$582,712	29.6%	$452,001	25.7%
AA	485,746	24.6%	496,761	28.2%
A	514,876	26.1%	434,388	24.7%
BBB	326,848	16.6%	313,875	17.8%
Below BBB and unrated	61,618	3.1%	63,075	3.6%
Total	$1,971,800	100.0%	$1,760,100	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$55,240	$54,255	2.8%	$15,133	$14,925	0.9%
Due after one year through five years	724,427	703,547	35.7%	647,263	626,182	35.6%
Due after five years through ten years	214,934	189,970	9.6%	245,670	213,539	12.1%
Due after ten years	237,886	194,038	9.8%	249,899	199,619	11.3%
Asset-backed securities	484,384	478,511	24.3%	361,248	353,006	20.1%
Residential mortgage-backed securities	341,064	291,891	14.8%	349,066	293,962	16.7%
Commercial mortgage-backed securities	65,321	59,588	3.0%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,123,256	$1,971,800	100.0%	$1,933,632	$1,760,100	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $5.9 million at both March 31, 2023 and December 31, 2022.
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
Net income for the three months ended March 31, 2023 and 2022, reconciles to underwriting income as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022

Net income	$55,800	$31,791
Income tax expense	12,593	7,081
Income before income taxes	68,393	38,872
Net investment income	(20,695)	(9,088)
Change in the fair value of equity securities	(3,518)	7,751
Net realized investment losses (gains)	4,652	(295)
Change in allowance for credit losses on investments	81	—
Interest expense	2,570	253
Other expenses (1)	402	143
Other income	(306)	(124)
Underwriting income	$51,579	$37,512
(1) Other expenses are comprised of corporate expenses not allocated to our insurance operations.

Reconciliation of net operating earnings
Net operating earnings is defined as net income excluding the effects of the net change in the fair value of equity securities, after taxes, net realized investment gains and losses, after taxes, and the change in allowance for credit losses on investments, after taxes. We believe the exclusion of these items provides a useful comparison of our underlying business performance from period to period. Net operating earnings and percentages or calculations using net operating earnings (e.g., diluted operating earnings per share and annualized operating return on equity) are non-GAAP financial measures. Net operating earnings should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define net operating earnings differently.
Net income for the three months ended March 31, 2023 and 2022, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022

Net income	$55,800	$31,791
Adjustments:
Change in the fair value of equity securities, before taxes	(3,518)	7,751
Income tax (benefit) expense (1)	739	(1,628)
Change in the fair value of equity securities, after taxes	(2,779)	6,123

Net realized investment losses (gains), before taxes	4,652	(295)
Income tax (benefit) expense (1)	(977)	62
Net realized investment losses (gains), after taxes	3,675	(233)

Change in allowance for credit losses on investments, before taxes	81	—
Income tax benefit (1)	(17)	—
Change in allowance for credit losses on investments, after taxes	64	—
Net operating earnings	$56,760	$37,681

Operating return on equity:
Average stockholders' equity (2)	$780,590	$682,453
Annualized return on equity (3)	28.6%	18.6%
Annualized operating return on equity (4)	29.1%	22.1%
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
Stockholders' equity at March 31, 2023 and December 31, 2022, reconciles to tangible stockholders' equity as follows:

($ in thousands)	March 31, 2023	December 31, 2022

Stockholders' equity	$815,731	$745,449
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$812,936	$742,654

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

KINSALE CAPITAL GROUP, INC.
Date: April 27, 2023	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: April 27, 2023	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer