Form 10-Q
period 2023-06-30
Kinsale Capital Group, Inc.
filed 2023-07-27
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 21, 2023: 23,162,175

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $2,352,901, allowance for credit losses: $422 – 2023; $1,933,632 and $366 –2022)	$2,183,686	$1,760,100
Equity securities, at fair value (cost: $161,526 – 2023; $126,478 – 2022)	196,848	152,471
Assets held for sale	57,526	—
Real estate investments, net	19,482	76,387
Short-term investments	28,778	41,337
Total investments	2,486,320	2,030,295
Cash and cash equivalents	125,057	156,274
Investment income due and accrued	17,696	14,451
Premiums receivable, net of allowance for credit losses of $12,167 – 2023; $8,067 – 2022	147,092	105,754
Reinsurance recoverables, net of allowance for credit losses of $459 – 2023; $459 – 2022	229,903	220,454
Ceded unearned premiums	48,645	42,935
Deferred policy acquisition costs, net of ceding commissions	85,326	61,594
Intangible assets	3,538	3,538
Deferred income tax asset, net	58,047	56,983
Other assets	68,578	54,844
Total assets	$3,270,202	$2,747,122

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,455,734	$1,238,402
Unearned premiums	675,254	499,677
Payable to reinsurers	42,143	32,024
Accounts payable and accrued expenses	22,457	31,361
Debt	195,876	195,747
Other liabilities	6,923	4,462
Total liabilities	2,398,387	2,001,673

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,162,175 and 23,090,526 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	232	231
Additional paid-in capital	347,865	347,015
Retained earnings	655,234	533,121
Accumulated other comprehensive loss	(131,516)	(134,918)
Total stockholders’ equity	871,815	745,449
Total liabilities and stockholders’ equity	$3,270,202	$2,747,122
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenues:
Gross written premiums	$438,222	$277,001	$795,810	$522,514
Ceded written premiums	(73,181)	(34,658)	(131,739)	(63,673)
Net written premiums	365,041	242,343	664,071	458,841
Change in unearned premiums	(107,995)	(52,185)	(169,867)	(90,121)
Net earned premiums	257,046	190,158	494,204	368,720
Fee income	6,986	4,919	13,187	9,264
Net investment income	24,172	10,594	44,867	19,682
Change in the fair value of equity securities	5,811	(23,353)	9,329	(31,104)
Net realized investment (losses) gains	1,291	1,413	(3,361)	1,708
Change in allowance for credit losses on investments	25	—	(56)	—
Other income	435	145	741	269
Total revenues	295,766	183,876	558,911	368,539

Expenses:
Losses and loss adjustment expenses	147,042	107,040	286,076	209,545
Underwriting, acquisition and insurance expenses	55,473	43,891	108,219	86,781
Interest expense	2,724	337	5,294	590
Other expenses	417	166	819	309
Total expenses	205,656	151,434	400,408	297,225
Income before income taxes	90,110	32,442	158,503	71,314
Total income tax expense	17,319	5,352	29,912	12,433
Net income	72,791	27,090	128,591	58,881
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(14,107)	(54,882)	3,402	(118,812)
Total comprehensive income (loss)	$58,684	$(27,792)	$131,993	$(59,931)

Earnings per share:
Basic	$3.16	$1.19	$5.59	$2.59
Diluted	$3.12	$1.17	$5.52	$2.55

Weighted-average shares outstanding:
Basic	23,040	22,781	23,024	22,767
Diluted	23,301	23,103	23,293	23,095

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	232	347,222	585,686	(117,409)	815,731
Issuance of common stock under stock-based compensation plan	15,046	—	230	—	—	230
Stock-based compensation expense	—	—	2,543	—	—	2,543
Restricted shares withheld for taxes	(6,816)	—	(2,130)	—	—	(2,130)
Dividends declared ($0.14 per share)	—	—	—	(3,243)	—	(3,243)
Other comprehensive loss, net of tax	—	—	—	—	(14,107)	(14,107)
Net income	—	—	—	72,791	—	72,791
Balance at June 30, 2023	23,162,175	$232	$347,865	$655,234	$(131,516)	$871,815

Balance at December 31, 2021	22,834,377	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	75,630	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2,459)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,907,548	229	296,390	414,756	(45,805)	665,570
Issuance of common stock under stock-based compensation plan	8,630	—	150	—	—	150
Stock-based compensation expense	—	—	1,857	—	—	1,857
Restricted shares withheld for taxes	(12,420)	—	(2,741)	—	—	(2,741)
Dividends declared ($0.13 per share)	—	—	—	(2,978)	—	(2,978)
Other comprehensive loss, net of tax	—	—	—	—	(54,882)	(54,882)
Net income	—	—	—	27,090	—	27,090
Balance at June 30, 2022	22,903,758	$229	$295,656	$438,868	$(100,687)	$634,066

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities:
Net cash provided by operating activities	$423,577	$278,654

Investing activities:
Purchase of property and equipment	(4,219)	(2,023)
Purchase of real estate investment	(1,085)	—
Change in short-term investments, net	13,071	(10,793)
Purchases – fixed-maturity securities	(667,804)	(398,033)
Purchases – equity securities	(40,535)	(806)
Sales – fixed-maturity securities	187,418	72,384
Sales – equity securities	6,251	3,990
Maturities and calls – fixed-maturity securities	62,284	65,177
Net cash used in investing activities	(444,619)	(270,104)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(4,234)	(3,257)
Proceeds from stock options exercised	554	528
Dividends paid	(6,495)	(5,971)
Net cash used in financing activities	(10,175)	(8,700)
Net change in cash and cash equivalents	(31,217)	(150)
Cash and cash equivalents at beginning of year	156,274	121,040
Cash and cash equivalents at end of period	$125,057	$120,890
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,830	$—	$(1,169)	$—	$27,661
Obligations of states, municipalities and political subdivisions	201,952	90	(21,691)	—	180,351
Corporate and other securities	1,129,678	83	(77,927)	(422)	1,051,412
Asset-backed securities	574,255	300	(8,643)	—	565,912
Residential mortgage-backed securities	350,674	124	(53,196)	—	297,602
Commercial mortgage-backed securities	67,512	—	(6,764)	—	60,748
Total fixed-maturity investments	$2,352,901	$597	$(169,390)	$(422)	$2,183,686

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$—	$(1,193)	$—	$16,741
Obligations of states, municipalities and political subdivisions	230,746	330	(26,444)	—	204,632
Corporate and other securities	909,285	730	(76,757)	(366)	832,892
Asset-backed securities	361,248	292	(8,534)	—	353,006
Residential mortgage-backed securities	349,066	52	(55,156)	—	293,962
Commercial mortgage-backed securities	65,353	—	(6,486)	—	58,867
Total fixed-maturity investments	$1,933,632	$1,404	$(174,570)	$(366)	$1,760,100
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
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, an impairment is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before recovery of its amortized cost, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. Inputs into the cash flow analysis include default rates and recoverability rates based on credit rating. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.
The Company reports investment income due and accrued separately from available-for-sale investments and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through earnings at the time the issuer of the bond defaults or is expected to default on payments.
At June 30, 2023, the Company's credit loss review resulted in an allowance for credit losses on 5 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$447	$—	$366	$—
Increase to allowance from securities for which credit losses were not previously recorded	—	—	—	—
Reduction from securities sold during the period	(12)	—	(12)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(13)	—	68	—
Ending balance	$422	$—	$422	$—

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$12,528	$(31)	$15,133	$(1,138)	$27,661	$(1,169)
Obligations of states, municipalities and political subdivisions	62,886	(1,038)	103,234	(20,653)	166,120	(21,691)
Corporate and other securities	590,109	(11,740)	439,752	(66,187)	1,029,861	(77,927)
Asset-backed securities	287,725	(3,289)	244,952	(5,354)	532,677	(8,643)
Residential mortgage-backed securities	13,740	(387)	274,653	(52,809)	288,393	(53,196)
Commercial mortgage-backed securities	2,148	(66)	58,600	(6,698)	60,748	(6,764)
Total fixed-maturity investments	$969,136	$(16,551)	$1,136,324	$(152,839)	$2,105,460	$(169,390)

At June 30, 2023, the Company held 1,125 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.1 billion and gross unrealized losses of $169.4 million. Of these securities, 668 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2023, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2023, 82.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2023 are summarized, by contractual maturity, as follows:

	June 30, 2023
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$119,449	$117,363
Due after one year through five years	788,144	758,082
Due after five years through ten years	220,688	195,848
Due after ten years	232,179	188,131
Asset-backed securities	574,255	565,912
Residential mortgage-backed securities	350,674	297,602
Commercial mortgage-backed securities	67,512	60,748
Total fixed-maturity securities	$2,352,901	$2,183,686

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments and assets held for sale
In December 2022, the Company completed the purchase of a real estate investment property. Real estate investments consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Building	$2,445	$44,931
Land	15,604	17,946
Intangible in-place lease	—	9,749
Site improvements	1,483	2,686
Parking deck	—	1,311
	19,532	76,623
Accumulated depreciation	(50)	(236)
Total real estate investments, net	$19,482	$76,387
During the second quarter of 2023, the Company initiated plans to sell the parking deck and one of the office buildings and the related in-place leases of its real estate investment property. The Company determined that the related assets met held-for-sale accounting criteria and reclassified them separately on the consolidated balance sheet at the assets' carrying value. Upon reclassification to held for sale, the Company ceased recording depreciation on the real estate property held for sale, as well as amortization of acquired in-place leases.
During the third quarter of 2023, the Company, entered into a Purchase and Sale Agreement (the “PSA”) to sell the leased office building and parking deck for approximately $63.0 million in cash, net of seller’s costs. The PSA contains customary representations, warranties and covenants of each of the parties thereto, and is subject to certain termination rights and closing conditions. The Company expects the sale to close during the third quarter of 2023 and anticipates using the net sale proceeds to pay down its Credit Facility.
The property's in-place leases held for sale consist of two operating leases with terms of 5 years and 12 years. Future minimum rental income expected on these operating leases is $2.2 million in 2023, $4.5 million in 2024, $4.6 million in 2025, $4.8 million in 2026, $4.9 million in 2027 and $36.2 million thereafter.

Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest:
Taxable bonds	$20,924	$9,179	$39,028	$16,974
Tax exempt municipal bonds	546	852	1,182	1,709
Cash equivalents and short-term investments	866	104	1,579	123
Dividends on equity securities	1,278	1,093	2,421	2,123
Real estate investment income	1,356	—	2,714	—
Gross investment income	24,970	11,228	46,924	20,929
Investment expenses	(798)	(634)	(2,057)	(1,247)
Net investment income	$24,172	$10,594	$44,867	$19,682

Investment expenses included depreciation expense related to real estate investments of $0.5 million for the six months ended June 30, 2023. There was no depreciation of real estate investments for the three months ended June 30, 2023 as the related depreciable real estate investments were reclassified to held for sale. There was no depreciation of real estate investments for the three and six months ended June 30, 2022.
Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,338	$234	$1,737	$1,076
Realized losses	(958)	(178)	(2,217)	(543)
Net realized (losses) gains from fixed-maturity securities	380	56	(480)	533

Equity securities:
Realized gains	1,611	1,363	1,626	1,363
Realized losses	(687)	—	(4,487)	(148)
Net realized (losses) gains from equity securities	924	1,363	(2,861)	1,215
Realized losses from the sales of short-term investments	(13)	(6)	(20)	(40)
Net realized investment (losses) gains	$1,291	$1,413	$(3,361)	$1,708

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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended June 30, 2023 and 2022, the changes in net unrealized losses for fixed-maturity securities were $(17.8) million and $(69.5) million, respectively. For the six months ended June 30, 2023 and 2022, the changes in net unrealized gains (losses) for fixed-maturity securities were $4.4 million and $(150.4) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $5.8 million and $5.9 million on deposit with state regulatory authorities at June 30, 2023 and December 31, 2022, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $6.8 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$27,661	$—	$—	$27,661
Obligations of states, municipalities and political subdivisions	—	180,351	—	180,351
Corporate and other securities	—	1,051,412	—	1,051,412
Asset-backed securities	—	565,912	—	565,912
Residential mortgage-backed securities	—	297,602	—	297,602
Commercial mortgage-backed securities	—	60,748	—	60,748
Total fixed-maturity securities	27,661	2,156,025	—	2,183,686

Equity securities:
Exchange traded funds	110,125	—	—	110,125
Non-redeemable preferred stock	—	31,582	—	31,582
Common stocks	55,141	—	—	55,141
Total equity securities	165,266	31,582	—	196,848
Short-term investments	4,664	24,114	—	28,778
Total	$197,591	$2,211,721	$—	$2,409,312

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	—	204,632	—	204,632
Corporate and other securities	—	832,892	—	832,892
Asset-backed securities	—	353,006	—	353,006
Residential mortgage-backed securities	—	293,962	—	293,962
Commercial mortgage-backed securities	—	58,867	—	58,867
Total fixed-maturity securities	16,741	1,743,359	—	1,760,100

Equity securities:
Exchange traded funds	104,202	—	—	104,202
Non-redeemable preferred stock	—	38,162	—	38,162
Common stocks	10,107	—	—	10,107
Total equity securities	114,309	38,162	—	152,471
Short-term investments	31,366	9,971	—	41,337
Total	$162,416	$1,791,492	$—	$1,953,908
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.
The carrying amount of the Company's 5.15% Series A Senior Notes was $125.0 million, less debt issuance cost, and the corresponding estimated fair value was $118.2 million and $117.2 million at June 30, 2023 and December 31, 2022, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at June 30, 2023 and December 31, 2022. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $26.2 million and $58.0 million at June 30, 2023 and December 31, 2022, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$10,127	$5,041	$8,067	$3,391
Current period change for estimated uncollectible premiums	2,711	928	5,118	2,944
Write-offs of uncollectible premiums receivable	(671)	(357)	(1,018)	(723)
Ending balance	$12,167	$5,612	$12,167	$5,612

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$69,444	$47,483	$61,594	$41,968
Policy acquisition costs deferred:
Direct commissions	63,279	40,236	114,643	76,096
Ceding commissions	(21,171)	(10,247)	(38,549)	(18,792)
Other underwriting and policy acquisition costs	3,242	2,244	5,888	4,232
Policy acquisition costs deferred	45,350	32,233	81,982	61,536
Amortization of net policy acquisition costs	(29,468)	(24,910)	(58,250)	(48,698)
Balance, end of period	$85,326	$54,806	$85,326	$54,806
Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Building	$37,107	$33,065
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,669	3,444
Software	13,393	11,410
Furniture and fixtures	3,049	2,615
Land improvements	474	474
Leasehold improvements	153	—
Construction in progress - building	—	2,618
	65,985	61,766
Accumulated depreciation	(9,812)	(8,291)
Total property and equipment, net	$56,173	$53,475

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2023 and 2022 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$46,977	$32,412	$90,146	$62,363
Ceding commissions	(19,927)	(9,301)	(36,486)	(17,130)
Other underwriting expenses	28,423	20,780	54,559	41,548
Total	$55,473	$43,891	$108,219	$86,781
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $20.6 million and $15.7 million for the three months ended June 30, 2023 and 2022, respectively. Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, bonus and employee benefits expenses of $39.9 million and $30.7 million for the six months ended June 30, 2023 and 2022, respectively. See Note 15 for further information regarding underwriting, acquisition and insurance expenses.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $4.5 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively.
Restricted Stock Awards
During the six months ended June 30, 2023, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the six months ended June 30, 2023 is as follows:

	For the Six Months Ended June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	98,621	$182.37
Granted	51,176	$313.35
Vested	(40,582)	$163.62
Forfeited	(725)	$225.64
Non-vested outstanding at the end of the period	108,490	$250.88
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2023, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 13,444.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the six months ended June 30, 2023 and 2022 was $313.35 and $211.86, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2023 and 2022 was $12.6 million and $9.9 million, respectively. As of June 30, 2023, the Company had $24.1 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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

A summary of option activity as of June 30, 2023, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	256,357	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(34,642)	16.00
Outstanding at June 30, 2023	221,715	$16.00	3.1	$79,418
Exercisable at June 30, 2023	221,715	$16.00	3.1	$79,418
The total intrinsic value of options exercised was $10.6 million and $6.4 million during the six months ended June 30, 2023 and 2022, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income	$72,791	$27,090	$128,591	$58,881

Weighted average common shares outstanding - basic	23,040	22,781	23,024	22,767
Effect of potential dilutive securities:
Conversion of stock options	217	276	225	283
Conversion of restricted stock	44	46	44	45
Weighted average common shares outstanding - diluted	23,301	23,103	23,293	23,095

Earnings per common share:
Basic	$3.16	$1.19	$5.59	$2.59
Diluted	$3.12	$1.17	$5.52	$2.55
There were no anti-dilutive stock awards for the three months ended June 30, 2023 and 2022. There were 47 thousand and 48 thousand anti-dilutive stock awards for the six months ended June 30, 2023 and 2022, respectively.
10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were

18.9% and 17.4% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2023	2022
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,238,402	$881,344
Less: reinsurance recoverable on unpaid losses	177,039	117,561
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,061,363	763,783
Incurred losses and loss adjustment expenses:
Current year	305,536	227,403
Prior years	(19,460)	(17,858)
Total net losses and loss adjustment expenses incurred	286,076	209,545

Payments:
Current year	8,058	6,785
Prior years	92,055	61,317
Total payments	100,113	68,102
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,247,326	905,226
Reinsurance recoverable on unpaid losses	208,408	131,515
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,455,734	$1,036,741
During the six months ended June 30, 2023, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2022 developed favorably by $19.5 million, of which $27.1 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation.

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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Premiums written:
Direct	$438,222	$277,001	$795,810	$522,514
Ceded	(73,181)	(34,658)	(131,739)	(63,673)
Net written	$365,041	$242,343	$664,071	$458,841

Premiums earned:
Direct	$326,697	$222,136	$620,233	$427,764
Ceded	(69,651)	(31,978)	(126,029)	(59,044)
Net earned	$257,046	$190,158	$494,204	$368,720
The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$25,981	$13,380	$61,990	$23,016
The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables on paid losses	$21,495	$43,415
Reinsurance recoverables on unpaid losses, net	208,408	177,039
Reinsurance recoverables, net	$229,903	$220,454

13.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Series A Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”) to the Note Purchasers. The Note Purchase Agreement also provides for the issuance of additional shelf notes from time to time issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder. The proceeds of the Notes may be used, among other things, to fund surplus at Kinsale Insurance

Company, or any other insurance subsidiary of the Company, refinance indebtedness and for general corporate purposes. The Series A Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement. At June 30, 2023, there was $123.3 million outstanding under the Series A Notes, net of debt issuance costs of $1.7 million. The Note Purchase Agreement contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of June 30, 2023, the Company was in compliance with all of its financial covenants under the Note Purchase Agreement.
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
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). At June 30, 2023, there was $72.6 million outstanding, net of debt issuance costs of $0.4 million, with a weighted average interest rate of 6.6%. The Amended and Restated Credit Agreement also contains representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of June 30, 2023, the Company was in compliance with all of its financial covenants under the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%.

14.     Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$(18,236)	$(69,483)	$2,934	$(149,968)
Income tax (expense) benefit	3,830	14,591	(616)	31,493
Unrealized gains (losses) arising during the period, net of income taxes	(14,406)	(54,892)	2,318	(118,475)
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(404)	(12)	(1,316)	427
Income tax benefit (expense)	85	2	276	(90)
Reclassification adjustment included in net income	(319)	(10)	(1,040)	337
Change in allowance for credit losses on investments, before income taxes	25	—	(56)	—
Income tax benefit (expense)	(5)	—	12	—
Reclassification adjustment included in net income	20	—	(44)	—
Other comprehensive income (loss)	$(14,107)	$(54,882)	$3,402	$(118,812)
The sale or credit loss of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive loss to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.     Immaterial Correction to Prior Period Financial Statements for Accounting Policy Change
The Company charges insureds certain policy fees and recognizes such fees into earnings when the related premium is written. Previously, the Company presented these fees as a reduction of underwriting, acquisition and insurance expenses. Effective April 1, 2023, the Company corrected its accounting policy to present these fees as fee income in the consolidated statements of income and comprehensive income in accordance with ASC 944, Financial Services–Insurance.
The Company presented $7.0 million and $13.2 million as fee income for the three and six months ended June 30, 2023, respectively, in the consolidated statements of income and comprehensive income. The Company reclassified $4.9 million and $9.3 million to fee income from underwriting, acquisition and insurance expenses in the previously issued financial statements on Form 10-Q for the three and six months ended June 30, 2022, respectively, to correct prior periods’ presentation. The Company considered the qualitative and quantitative impacts and determined that the correction was not material to the Company's previously issued consolidated financial statements.

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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2023, the percentage breakdown of our gross written premiums was 65% casualty and 35% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, professional liability, life sciences, entertainment, energy, small property, management liability, environmental, health care, inland marine, commercial auto, public entity, aviation, ocean marine, product recall and excess professional. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 2% of our gross written premiums in the first six months of 2023 and is included within our personal insurance division.
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
Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premium is written. Policy fees are a flat charge to insureds and fee income is impacted primarily by the volume of business we write. In the period ended June 30, 2023, we reclassified policy fees to fee income. Historically, these fees were presented as a reduction to underwriting, acquisition and insurance expenses. We modified the definition of the loss and expense ratios to include fee income in the denominator of each ratio. We have reclassified prior periods' results to conform to the current period's presentation. See Note 15 of the notes to the consolidated financial statements for further information regarding fee income.
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
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to the sum of net earned premiums and fee income.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses to the sum of net earned premiums and fee income.

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

Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$438,222	$277,001	$161,221	58.2%
Ceded written premiums	(73,181)	(34,658)	(38,523)	111.2%
Net written premiums	$365,041	$242,343	$122,698	50.6%

Net earned premiums	$257,046	$190,158	$66,888	35.2%
Fee income	6,986	4,919	2,067	42.0%
Losses and loss adjustment expenses	147,042	107,040	40,002	37.4%
Underwriting, acquisition and insurance expenses	55,473	43,891	11,582	26.4%
Underwriting income (1)	61,517	44,146	17,371	39.3%
Net investment income	24,172	10,594	13,578	128.2%
Change in the fair value of equity securities	5,811	(23,353)	29,164	(124.9)%
Net realized investment gains	1,291	1,413	(122)	(8.6)%
Change in allowance for credit losses on investments	25	—	25	NM
Interest expense	(2,724)	(337)	(2,387)	708.3%
Other income (expense), net	18	(21)	39	(185.7)%
Income before taxes	90,110	32,442	57,668	177.8%
Income tax expense	17,319	5,352	11,967	223.6%
Net income	$72,791	$27,090	$45,701	168.7%

Net operating earnings (2)	$67,160	$44,423	$22,737	51.2%

Loss ratio	55.7%	54.9%
Expense ratio	21.0%	22.5%
Combined ratio (3)	76.7%	77.4%

Annualized return on equity	34.5%	16.7%
Annualized operating return on equity (2)	31.8%	27.3%
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
Net income was $72.8 million for the three months ended June 30, 2023 compared to $27.1 million for the three months ended June 30, 2022, an increase of 168.7%. The increase in net income for the second quarter of 2023 from the same period last year was primarily due to continued profitable growth, higher returns on equity investments and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $61.5 million for the three months ended June 30, 2023 compared to $44.1 million for the three months ended June 30, 2022, an increase of 39.3%. The corresponding combined ratios were 76.7% for the three months ended June 30, 2023 compared to 77.4% for the three months ended June 30, 2022. The increase in our underwriting income in the second quarter of 2023 compared to the second quarter of 2022 was largely due to a combination of premium growth, favorable loss experience and lower net commissions.
Premiums
Our gross written premiums were $438.2 million for the three months ended June 30, 2023 compared to $277.0 million for the three months ended June 30, 2022, an increase of $161.2 million, or 58.2%. The increase in gross written premiums for the second quarter of 2023 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was approximately $16,400 in the second quarter of 2023 compared to approximately $11,700 in the second quarter of 2022. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was approximately $17,800 in the second quarter of 2023 compared to $14,500 in the second quarter of 2022.
Net written premiums increased by $122.7 million, or 50.6%, to $365.0 million for the three months ended June 30, 2023 from $242.3 million for the three months ended June 30, 2022. The increase in net written premiums for the second quarter of 2023 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.3% for the three months ended June 30, 2023 compared to 87.5% for the three months ended June 30, 2022. The decrease in the net retention ratio was due to higher premiums ceded under the commercial property quota share reinsurance treaty and a change in the mix of business.
Net earned premiums increased by $66.9 million, or 35.2%, to $257.0 million for the three months ended June 30, 2023 from $190.2 million for the three months ended June 30, 2022 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 55.7% for the three months ended June 30, 2023 compared to 54.9% for the three months ended June 30, 2022. The increase in the loss ratio in the second quarter of 2023 compared to the second quarter of 2022 was due primarily to lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums and fee income and higher catastrophe losses incurred during the period.
During the three months ended June 30, 2023, prior accident years developed favorably by $10.4 million, of which $14.4 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due primarily to long-tail property damage claims within our construction-related primary casualty business that are more exposed to the increase in inflation.

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
The following table summarizes the loss ratios for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$156,008	59.1%	$116,531	59.8%
Current year catastrophe losses	1,451	0.5%	21	—%
Effect of prior year development	(10,417)	(3.9)%	(9,512)	(4.9)%
Total	$147,042	55.7%	$107,040	54.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	27,050	10.2%	23,111	11.8%
Other underwriting expenses	28,423	10.8%	20,780	10.7%
Underwriting, acquisition and insurance expenses	$55,473	21.0%	$43,891	22.5%
The expense ratio was 21.0% for the three months ended June 30, 2023 compared to 22.5% for the three months ended June 30, 2022. The decrease in the expense ratio was due to lower net commissions incurred due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percent of gross written premiums was 14.4% and 14.5% the three months ended June 30, 2023 and 2022, respectively.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$21,470	$10,031	$11,439
Dividends from equity securities	1,278	1,093	185
Cash equivalents and short-term investments	866	104	762
Real estate investment income	1,356	—	1,356
Gross investment income	24,970	11,228	13,742
Investment expenses	(798)	(634)	(164)
Net investment income	24,172	10,594	13,578
Change in the fair value of equity securities	5,811	(23,353)	29,164
Net realized investment gains	1,291	1,413	(122)
Change in allowance for credit losses on investments	25	—	25
Net realized and unrealized investment gains (losses)	7,127	(21,940)	29,067
Total	$31,299	$(11,346)	$42,645
Our net investment income increased by 128.2% to $24.2 million for the three months ended June 30, 2023 from $10.6 million for the three months ended June 30, 2022. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.9% and 2.6% for the three months ended June 30, 2023 and 2022, respectively.
During the second quarter of 2023, the change in fair value of equity securities was comprised of unrealized gains related to exchange traded funds ("ETFs") of $3.8 million, unrealized gains related to common stocks of $1.9 million and unrealized gains related to non-redeemable preferred stock of $0.1 million. The change in unrealized gains during the second quarter of 2023 attributable to ETFs and common stocks reflected higher valuations in the broader U.S. stock market during the period.
During the second quarter of 2022, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $18.4 million and unrealized losses related to non-redeemable preferred stock of $5.0 million. The change in unrealized losses during the second quarter of 2022 attributable to ETFs was largely reflective of the broader U.S. stock market, which fell sharply at the end of the quarter. The change in unrealized losses during the second quarter of 2022 attributable to non-redeemable preferred stock was reflective of a higher interest rate environment.
Income tax expense
Our effective tax rate was 19.2% for the three months ended June 30, 2023 compared to 16.5% for the three months ended June 30, 2022. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$795,810	$522,514	$273,296	52.3%
Ceded written premiums	(131,739)	(63,673)	(68,066)	106.9%
Net written premiums	$664,071	$458,841	$205,230	44.7%

Net earned premiums	$494,204	$368,720	$125,484	34.0%
Fee income	13,187	9,264	3,923	42.3%
Losses and loss adjustment expenses	286,076	209,545	76,531	36.5%
Underwriting, acquisition and insurance expenses	108,219	86,781	21,438	24.7%
Underwriting income (1)	113,096	81,658	31,438	38.5%
Net investment income	44,867	19,682	25,185	128.0%
Change in fair value of equity securities	9,329	(31,104)	40,433	NM
Net realized investment (losses) gains	(3,361)	1,708	(5,069)	NM
Change in allowance for credit losses on investments	(56)	—	(56)	NM
Interest expense	(5,294)	(590)	(4,704)	797.3%
Other expense, net	(78)	(40)	(38)	95.0%
Income before taxes	158,503	71,314	87,189	122.3%
Income tax expense	29,912	12,433	17,479	140.6%
Net income	$128,591	$58,881	$69,710	118.4%

Net operating earnings (2)	$123,920	$82,104	$41,816	50.9%

Loss ratio	56.4%	55.4%
Expense ratio	21.3%	23.0%
Combined ratio (3)	77.7%	78.4%

Annualized return on equity	31.8%	17.7%
Annualized operating return on equity (2)	30.6%	24.6%
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

Overview
Net income was $128.6 million for the six months ended June 30, 2023 compared to $58.9 million for the six months ended June 30, 2022, an increase of 118.4%. The increase in net income for the first six months of 2023 over the same period last year was primarily due to a combination of continued profitable growth, higher returns on equity investments and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $113.1 million for the six months ended June 30, 2023 compared to $81.7 million for the six months ended June 30, 2022, an increase of 38.5%. The corresponding combined ratios were 77.7% for the six months ended June 30, 2023 compared to 78.4% for the six months ended June 30, 2022. The increase in underwriting income for the first six months of 2023 compared to the same period last year was due to a combination of premium growth, favorable loss experience, lower net commissions and scale.
Premiums
Our gross written premiums were $795.8 million for the six months ended June 30, 2023 compared to $522.5 million for the six months ended June 30, 2022, an increase of $273.3 million, or 52.3%. The increase in gross written premiums for the first six months of 2023 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium on a policy written was $15,700 in the first six months of 2023 compared to $11,800 in the first six months of 2022. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium on a policy written was $17,100 for the first six months of 2023 and $14,300 for the first six months of 2022.
Net written premiums increased by $205.2 million, or 44.7%, to $664.1 million for the six months ended June 30, 2023 from $458.8 million for the six months ended June 30, 2022. The increase in net written premiums for the first six months of 2023 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.4% for the six months ended June 30, 2023 compared to 87.8% for the same period last year. The decrease in the net retention ratio was due to higher premiums ceded under the commercial property quota share reinsurance treaty and a change in the mix of business.
Net earned premiums increased by $125.5 million, or 34.0%, to $494.2 million for the six months ended June 30, 2023 from $368.7 million for the six months ended June 30, 2022 due to growth in gross written premiums.
Loss ratio
The loss ratio was 56.4% for the six months ended June 30, 2023 compared to 55.4% for the six months ended June 30, 2022. The increase in the loss ratio in the first six months of 2023 compared to the first six months of 2022 was due primarily to lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums and fee income and higher catastrophe losses incurred during the period.
During the six months ended June 30, 2023, prior accident years developed favorably by $19.5 million, of which $27.1 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation. On an inception-to-date basis, all prior accident years have developed favorably with the exception of the 2011 accident year.
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
The following table summarizes the loss ratios for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$302,511	59.6%	$227,320	60.1%
Current year catastrophe losses	3,025	0.6%	83	—%
Effect of prior year development	(19,460)	(3.8)%	(17,858)	(4.7)%
Total	$286,076	56.4%	$209,545	55.4%

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	53,660	10.6%	45,233	12.0%
Other underwriting expenses	54,559	10.7%	41,548	11.0%
Total	$108,219	21.3%	$86,781	23.0%
The expense ratio was 21.3% for the six months ended June 30, 2023 compared to 23.0% for the six months ended June 30, 2022. The decrease in the expense ratio was due to lower net commissions incurred and lower other underwriting expenses as a percentage of earned premiums and fee income. The decrease in net commissions incurred was due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Underwriting expenses relative to earned premiums and fee income decreased as the Company continues to benefit from scale. Direct commissions paid as a percentage of gross written premiums was 14.4% and 14.6% for the six months ended June 30, 2023 and 2022, respectively.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment (losses) and gains for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$40,210	$18,683	$21,527
Dividends from equity securities	2,421	2,123	298
Cash equivalents and short-term investments	1,579	123	1,456
Real estate investment income	2,714	—	2,714
Gross investment income	46,924	20,929	25,995
Investment expenses	(2,057)	(1,247)	(810)
Net investment income	44,867	19,682	25,185
Change in fair value of equity securities	9,329	(31,104)	40,433
Net realized investment (losses) gains	(3,361)	1,708	(5,069)
Change in allowance for credit losses on investments	(56)	—	(56)
Net realized and unrealized investment gains (losses)	5,912	(29,396)	35,308
Total	$50,779	$(9,714)	$60,493
Our net investment income increased by 128.0% to $44.9 million for the six months ended June 30, 2023 from $19.7 million for the six months ended June 30, 2022. The increase in the first six months of 2023 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.8% and 2.6% for the six months ended June 30, 2023 and 2022, respectively.
During the first six months of 2023, the change in fair value of equity securities was comprised of unrealized gains related to ETFs of $7.0 million, unrealized gains related to common stocks of $1.4 million and unrealized gains related to non-redeemable preferred stock of $0.9 million. The change in unrealized gains during the first six months of 2023 attributable to ETFs and common stocks reflected higher valuations in the broader U.S. stock market during the period.
During the first six months of 2022, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $23.0 million and unrealized losses related to non-redeemable preferred stock of $8.1 million. The change in unrealized losses during the first six months of 2022 attributable to ETFs was largely reflective of the broader U.S. stock market, which moved lower overall during the first half of 2022 and declined sharply toward the end of the period. The change in unrealized losses during the first six months of 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
Net realized investments losses were $3.4 million for the three months ended June 30, 2023 and were primarily related to disposing of securities issued by certain banking and financial institutions.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded an allowance for credit losses of $0.4 million at June 30, 2023. There were no credit losses recorded at June 30, 2022. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.

Income tax expense
Our effective tax rate was 18.9% for the six months ended June 30, 2023 compared to 17.4% for the six months ended June 30, 2022. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 31.8% for the six months ended June 30, 2023 compared to 17.7% for the six months ended June 30, 2022. Our annualized operating return on equity was 30.6% for the six months ended June 30, 2023 compared to 24.6% for the six months ended June 30, 2022. The increase in annualized operating return on equity for the six months ended June 30, 2023 compared to the prior period was attributable largely to continued profitable growth from continuing favorable market conditions and rate increases.
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
Our cash flows for the six months ended June 30, 2023 and 2022 were:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$423,577	$278,654
Investing activities	(444,619)	(270,104)
Financing activities	(10,175)	(8,700)
Change in cash and cash equivalents	$(31,217)	$(150)
Net cash provided by operating activities was approximately $423.6 million for the six months ended June 30, 2023, compared to $278.7 million for the same period in 2022. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $444.6 million for the six months ended June 30, 2023, compared to $270.1 million for the six months ended June 30, 2022. Net cash used in investing activities during the first six months of 2023 included purchases of fixed-maturity securities of $667.8 million, which were comprised largely of corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first six months of 2023, we received proceeds of $187.4 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and municipal securities and $62.3 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2023, purchases of equity securities of $40.5 million consisted of common stocks. During the first six months of 2023, we received proceeds of $6.3 million from sales of equity securities, primarily ETFs and common stocks. In addition, net sales of short-term investments of $13.1 million consisted of U.S. Treasuries and corporate bonds.
Net cash used in investing activities of $270.1 million for the six months ended June 30, 2022 included purchases of fixed-maturity securities of $398.0 million, which were comprised largely of corporate bonds, mortgage- and asset-backed securities, and to a lesser extent, municipal securities and sovereigns. During the first six months of 2022, we received proceeds of $72.4 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $65.2 million from redemptions of mortgage- and asset-backed securities and corporate bonds. For the six months ended June 30, 2022, we received proceeds of $4.0 million from sales of equity securities, which were comprised of $2.4 million from sales of ETFs and $1.6 million from calls of non-redeemable preferred stock. In addition, we purchased $10.8 million of short-term investments consisting of U.S. Treasuries and corporate bonds.
During the first six months of 2023, cash used in financing activities reflected dividends paid of $0.28 per common share, or $6.5 million in aggregate. In addition, for the six months ended June 30, 2023, payroll taxes withheld and remitted on restricted stock awards were $4.2 million, offset in part by proceeds received from our equity compensation plans of $0.6 million.
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
The following is a summary of our significant reinsurance programs as of June 30, 2023:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - commercial insurance (1)	Up to $10.0 million per occurrence	50% up to $247.3 million per catastrophe	50% of all commercial property losses
Property - catastrophe (2)	N/A	$127.5 million excess of $47.5 million	$47.5 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence as described in note (4) below

(1)    Our commercial property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small property and inland marine policies. Reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $270.0 million and is in addition to the per-occurrence coverage provided by our treaty coverages.
(3)    Reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.
(4)    For casualty policies with a per-occurrence limit higher than $2.0 million, the ceding percentage varies such that the retention is always $2.0 million or less. For example, for a $4.0 million limit excess policy, our retention would be 50%, whereas for a $10.0 million limit excess policy, our retention would be 20%. For policies for which we also write an underlying primary limit, the retention on the primary and excess policy combined would not exceed $2.0 million.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2023, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of June 30, 2023, we recorded an allowance for credit losses of $0.5 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At June 30, 2023, total stockholders' equity was $871.8 million and tangible stockholders' equity was $869.0 million, compared to total stockholders' equity of $745.4 million and tangible stockholders' equity $742.7 million at December 31, 2022. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, an increase in the fair value of our fixed-maturity investments and net activity related to stock-based compensation plans, offset in part by payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At June 30, 2023, our cash and invested assets of $2.6 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents, real estate investments and short-term investments. At June 30, 2023, the majority of the investment portfolio was comprised of fixed-maturity securities of $2.2 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2023, we also held $196.8 million of equity securities, which were comprised of ETF securities, common stocks and non-redeemable preferred stock, $125.1 million of cash and cash equivalents, $57.5 million of real estate investments held for sale, $19.5 million of real estate investments and $28.8 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.1 years and 3.5 years at June 30, 2023 and December 31, 2022, respectively, and an average rating of "AA-" at both June 30, 2023 and December 31, 2022.
At June 30, 2023 and December 31, 2022, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,830	$27,661	1.3%	$17,934	$16,741	1.0%
Obligations of states, municipalities and political subdivisions	201,952	180,351	8.3%	230,746	204,632	11.6%
Corporate and other securities	1,129,678	1,051,412	48.1%	909,285	832,892	47.3%
Asset-backed securities	574,255	565,912	25.9%	361,248	353,006	20.1%
Residential mortgage-backed securities	350,674	297,602	13.6%	349,066	293,962	16.7%
Commercial mortgage-backed securities	67,512	60,748	2.8%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,352,901	$2,183,686	100.0%	$1,933,632	$1,760,100	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2023 and December 31, 2022, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2023		December 31, 2022
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$684,010	31.3%	$452,001	25.7%
AA	479,750	22.0%	496,761	28.2%
A	633,320	29.0%	434,388	24.7%
BBB	326,320	14.9%	313,875	17.8%
Below BBB and unrated	60,286	2.8%	63,075	3.6%
Total	$2,183,686	100.0%	$1,760,100	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$119,449	$117,363	5.4%	$15,133	$14,925	0.9%
Due after one year through five years	788,144	758,082	34.7%	647,263	626,182	35.6%
Due after five years through ten years	220,688	195,848	9.0%	245,670	213,539	12.1%
Due after ten years	232,179	188,131	8.6%	249,899	199,619	11.3%
Asset-backed securities	574,255	565,912	25.9%	361,248	353,006	20.1%
Residential mortgage-backed securities	350,674	297,602	13.6%	349,066	293,962	16.7%
Commercial mortgage-backed securities	67,512	60,748	2.8%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,352,901	$2,183,686	100.0%	$1,933,632	$1,760,100	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $5.8 million and $5.9 million at June 30, 2023 and December 31, 2022, respectively.
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

Net income for the three and six months ended June 30, 2023 and 2022, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022

Net income	$72,791	$27,090	$128,591	$58,881
Income tax expense	17,319	5,352	29,912	12,433
Income before income taxes	90,110	32,442	158,503	71,314
Net investment income	(24,172)	(10,594)	(44,867)	(19,682)
Change in the fair value of equity securities	(5,811)	23,353	(9,329)	31,104
Net realized investment losses (gains)	(1,291)	(1,413)	3,361	(1,708)
Change in allowance for credit losses on investments	(25)	—	56	—
Interest expense	2,724	337	5,294	590
Other expenses (1)	417	166	819	309
Other income	(435)	(145)	(741)	(269)
Underwriting income	$61,517	$44,146	$113,096	$81,658
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
Net income for the three and six months ended June 30, 2023 and 2022, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022

Net income	$72,791	$27,090	$128,591	$58,881
Adjustments:
Change in the fair value of equity securities, before taxes	(5,811)	23,353	(9,329)	31,104
Income tax expense (benefit) (1)	1,220	(4,904)	1,959	(6,532)
Change in the fair value of equity securities, after taxes	(4,591)	18,449	(7,370)	24,572

Net realized investment losses (gains), before taxes	(1,291)	(1,413)	3,361	(1,708)
Income tax (benefit) expense (1)	271	297	(706)	359
Net realized investment losses (gains), after taxes	(1,020)	(1,116)	2,655	(1,349)

Change in allowance for credit losses on investments, before taxes	(25)	—	56	—
Income tax (benefit) expense (1)	5	—	(12)	—
Change in allowance for credit losses on investments, after taxes	(20)	—	44	—
Net operating earnings	$67,160	$44,423	$123,920	$82,104

Operating return on equity:
Average stockholders' equity (2)	$843,773	$649,818	$808,632	$666,701
Annualized return on equity (3)	34.5%	16.7%	31.8%	17.7%
Annualized operating return on equity (4)	31.8%	27.3%	30.6%	24.6%
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
Stockholders' equity at June 30, 2023 and December 31, 2022, reconciles to tangible stockholders' equity as follows:

($ in thousands)	June 30, 2023	December 31, 2022

Stockholders' equity	$871,815	$745,449
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$869,020	$742,654

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our non-employee directors and executive officers are required to be made in accordance with our Policy on the Prevention of Insider Trading and Selective Disclosure (the “Insider Trading Policy”), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our non-employee directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.
The following table describes any contracts, instructions or written plans adopted, terminated or modified for the sale or purchase of our securities adopted by our non-employee directors and executive officers during the second quarter of 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Michael P. Kehoe	President, Chief Executive Officer and Director	May 22, 2023	August 23, 2024	Sale of up to 28,000 shares over a 1-year period beginning on the commencement date of the trading period
(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

During the second quarter of 2023, none of our non-employee directors adopted Rule 10b5-1 trading plans and none of our non-employee directors or executive officers terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

KINSALE CAPITAL GROUP, INC.
Date: July 27, 2023	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: July 27, 2023	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer