Form 10-Q
period 2023-09-30
Kinsale Capital Group, Inc.
filed 2023-10-26
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 20, 2023: 23,173,468

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $2,563,914, allowance for credit losses: $565 – 2023; $1,933,632 and $366 –2022)	$2,364,759	$1,760,100
Equity securities, at fair value (cost: $178,162 – 2023; $126,478 – 2022)	207,951	152,471
Real estate investments, net	14,372	76,387
Short-term investments	29,065	41,337
Total investments	2,616,147	2,030,295
Cash and cash equivalents	162,944	156,274
Investment income due and accrued	19,028	14,451
Premiums and fees receivable, net of allowance for credit losses of $14,379 – 2023; $8,067 – 2022	124,087	105,754
Reinsurance recoverables, net of allowance for credit losses of $459 – 2023; $459 – 2022	240,852	220,454
Ceded unearned premiums	50,967	42,935
Deferred policy acquisition costs, net of ceding commissions	86,181	61,594
Intangible assets	3,538	3,538
Deferred income tax asset, net	68,535	56,983
Other assets	70,257	54,844
Total assets	$3,442,536	$2,747,122

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,564,907	$1,238,402
Unearned premiums	690,354	499,677
Payable to reinsurers	45,853	32,024
Accounts payable and accrued expenses	32,758	31,361
Debt	183,777	195,747
Other liabilities	1,125	4,462
Total liabilities	2,518,774	2,001,673

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,172,925 and 23,090,526 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	232	231
Additional paid-in capital	350,452	347,015
Retained earnings	728,105	533,121
Accumulated other comprehensive loss	(155,027)	(134,918)
Total stockholders’ equity	923,762	745,449
Total liabilities and stockholders’ equity	$3,442,536	$2,747,122
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenues:
Gross written premiums	$377,789	$284,111	$1,173,599	$806,625
Ceded written premiums	(83,509)	(48,212)	(215,248)	(111,885)
Net written premiums	294,280	235,899	958,351	694,740
Change in unearned premiums	(12,778)	(26,640)	(182,645)	(116,761)
Net earned premiums	281,502	209,259	775,706	577,979
Fee income	6,841	5,099	20,028	14,363
Net investment income	27,086	13,858	71,953	33,540
Change in the fair value of equity securities	(5,533)	(6,095)	3,796	(37,199)
Net realized investment gains (losses)	4,274	(173)	913	1,535
Change in allowance for credit losses on investments	(143)	—	(199)	—
Other income	340	112	1,081	381
Total revenues	314,367	222,060	873,278	590,599

Expenses:
Losses and loss adjustment expenses	155,552	134,788	441,628	344,333
Underwriting, acquisition and insurance expenses	60,348	45,244	168,567	132,025
Interest expense	2,573	1,716	7,867	2,306
Other expenses	401	212	1,220	521
Total expenses	218,874	181,960	619,282	479,185
Income before income taxes	95,493	40,100	253,996	111,414
Total income tax expense	19,378	7,116	49,290	19,549
Net income	76,115	32,984	204,706	91,865
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	(23,511)	(46,652)	(20,109)	(165,464)
Total comprehensive income (loss)	$52,604	$(13,668)	$184,597	$(73,599)

Earnings per share:
Basic	$3.30	$1.45	$8.89	$4.03
Diluted	$3.26	$1.43	$8.79	$3.98

Weighted-average shares outstanding:
Basic	23,058	22,813	23,036	22,783
Diluted	23,315	23,114	23,298	23,099

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	232	347,222	585,686	(117,409)	815,731
Issuance of common stock under stock-based compensation plan	15,046	—	230	—	—	230
Stock-based compensation expense	—	—	2,543	—	—	2,543
Restricted shares withheld for taxes	(6,816)	—	(2,130)	—	—	(2,130)
Dividends declared ($0.14 per share)	—	—	—	(3,243)	—	(3,243)
Other comprehensive loss, net of tax	—	—	—	—	(14,107)	(14,107)
Net income	—	—	—	72,791	—	72,791
Balance at June 30, 2023	23,162,175	232	347,865	655,234	(131,516)	871,815
Issuance of common stock under stock-based compensation plan	10,750	—	172	—	—	172
Stock-based compensation expense	—	—	2,415	—	—	2,415
Dividends declared ($0.14 per share)	—	—	—	(3,244)	—	(3,244)
Other comprehensive loss, net of tax	—	—	—	—	(23,511)	(23,511)
Net income	—	—	—	76,115	—	76,115
Balance at September 30, 2023	23,172,925	$232	$350,452	$728,105	$(155,027)	$923,762

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2021	22,834,377	$228	$295,040	$385,942	$18,125	$699,335
Issuance of common stock under stock-based compensation plan	75,630	1	377	—	—	378
Stock-based compensation expense	—	—	1,489	—	—	1,489
Restricted shares withheld for taxes	(2,459)	—	(516)	—	—	(516)
Dividends declared ($0.13 per share)	—	—	—	(2,977)	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	(63,930)	(63,930)
Net income	—	—	—	31,791	—	31,791
Balance at March 31, 2022	22,907,548	229	296,390	414,756	(45,805)	665,570
Issuance of common stock under stock-based compensation plan	8,630	—	150	—	—	150
Stock-based compensation expense	—	—	1,857	—	—	1,857
Restricted shares withheld for taxes	(12,420)	—	(2,741)	—	—	(2,741)
Dividends declared ($0.13 per share)	—	—	—	(2,978)	—	(2,978)
Other comprehensive loss, net of tax	—	—	—	—	(54,882)	(54,882)
Net income	—	—	—	27,090	—	27,090
Balance at June 30, 2022	22,903,758	229	295,656	438,868	(100,687)	634,066
Issuance of common stock under stock-based compensation plan	20,764	—	373	—	—	373
Stock-based compensation expense	—	—	1,663	—	—	1,663
Dividends declared ($0.13 per share)	—	—	—	(2,979)	—	(2,979)
Other comprehensive loss, net of tax	—	—	—	—	(46,652)	(46,652)
Net income	—	—	—	32,984	—	32,984
Balance at September 30, 2022	22,924,522	$229	$297,692	$468,873	$(147,339)	$619,455

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities:
Net cash provided by operating activities	$648,308	$456,699

Investing activities:
Purchase of property and equipment	(5,501)	(4,744)
Purchase of real estate investment	(1,733)	—
Sale of real estate investment	62,036	—
Change in short-term investments, net	13,071	(81,113)
Purchases – fixed-maturity securities	(947,920)	(599,735)
Purchases – equity securities	(62,047)	(1,098)
Sales – fixed-maturity securities	204,416	73,066
Sales – equity securities	7,503	3,990
Maturities and calls – fixed-maturity securities	113,811	89,783
Net cash used in investing activities	(616,364)	(519,851)

Financing activities:
Proceeds from notes payable	50,000	125,000
Payoff of credit facility	(62,000)	(43,000)
Debt issuance costs	(43)	(2,381)
Payroll taxes withheld and remitted on share-based payments	(4,234)	(3,257)
Proceeds from stock options exercised	726	901
Dividends paid	(9,723)	(8,938)
Net cash (used in) provided by financing activities	(25,274)	68,325
Net change in cash and cash equivalents	6,670	5,173
Cash and cash equivalents at beginning of year	156,274	121,040
Cash and cash equivalents at end of period	$162,944	$126,213
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$42,705	$—	$(1,200)	$—	$41,505
Obligations of states, municipalities and political subdivisions	190,263	22	(30,339)	—	159,946
Corporate and other securities	1,299,277	34	(87,518)	(564)	1,211,229
Asset-backed securities	599,813	703	(6,822)	—	593,694
Residential mortgage-backed securities	361,833	44	(66,329)	—	295,548
Commercial mortgage-backed securities	70,023	—	(7,185)	(1)	62,837
Total fixed-maturity investments	$2,563,914	$803	$(199,393)	$(565)	$2,364,759

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$—	$(1,193)	$—	$16,741
Obligations of states, municipalities and political subdivisions	230,746	330	(26,444)	—	204,632
Corporate and other securities	909,285	730	(76,757)	(366)	832,892
Asset-backed securities	361,248	292	(8,534)	—	353,006
Residential mortgage-backed securities	349,066	52	(55,156)	—	293,962
Commercial mortgage-backed securities	65,353	—	(6,486)	—	58,867
Total fixed-maturity investments	$1,933,632	$1,404	$(174,570)	$(366)	$1,760,100
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
At September 30, 2023, the Company's credit loss review resulted in an allowance for credit losses on 6 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$422	$—	$366	$—
Increase to allowance from securities for which credit losses were not previously recorded	1	—	1	—
Reduction from securities sold during the period	—	—	(12)	—
Net increase from securities that had an allowance at the beginning of the period	142	—	210	—
Ending balance	$565	$—	$565	$—

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$26,341	$(84)	$15,164	$(1,116)	$41,505	$(1,200)
Obligations of states, municipalities and political subdivisions	42,151	(1,046)	116,398	(29,293)	158,549	(30,339)
Corporate and other securities	564,003	(9,918)	643,417	(77,600)	1,207,420	(87,518)
Asset-backed securities	273,264	(3,895)	245,476	(2,927)	518,740	(6,822)
Residential mortgage-backed securities	36,467	(326)	257,041	(66,003)	293,508	(66,329)
Commercial mortgage-backed securities	5,953	(129)	56,884	(7,056)	62,837	(7,185)
Total fixed-maturity investments	$948,179	$(15,398)	$1,334,380	$(183,995)	$2,282,559	$(199,393)

At September 30, 2023, the Company held 1,233 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.3 billion and gross unrealized losses of $199.4 million. Of these securities, 782 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2023, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2023, 82.0% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2023 are summarized, by contractual maturity, as follows:

	September 30, 2023
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$184,335	$181,981
Due after one year through five years	923,152	889,587
Due after five years through ten years	194,507	167,015
Due after ten years	230,251	174,097
Asset-backed securities	599,813	593,694
Residential mortgage-backed securities	361,833	295,548
Commercial mortgage-backed securities	70,023	62,837
Total fixed-maturity securities	$2,563,914	$2,364,759

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
In December 2022, the Company completed the purchase of a real estate investment property. Real estate investments consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Building	$—	$44,931
Land	14,372	17,946
Intangible in-place lease	—	9,749
Site improvements	—	2,686
Parking deck	—	1,311
	14,372	76,623
Accumulated depreciation	—	(236)
Total real estate investments, net	$14,372	$76,387
During the third quarter of 2023, the Company sold the parking deck, one of the office buildings and the related in-place leases of its real estate investment property for approximately $62.0 million in cash, net of seller’s costs. The Company recognized a gain on the sale of $4.3 million, which is included in net realized investment gains on the consolidated statement of income. The Company used the net sale proceeds to pay down a portion of its Credit Facility. Concurrent with the sale of the investment property, the Company refined its plans for the remainder of the property and determined the predominant use of the remaining office building would be for future office space expansion. Upon this determination, the Company reclassified the carrying value of the building to construction in progress within property and equipment.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest:
Taxable bonds	$24,644	$12,041	$63,672	$29,015
Tax exempt municipal bonds	522	849	1,704	2,558
Cash equivalents and short-term investments	758	475	2,337	598
Dividends on equity securities	1,271	1,085	3,692	3,208
Real estate investment income	851	—	3,565	—
Gross investment income	28,046	14,450	74,970	35,379
Investment expenses	(960)	(592)	(3,017)	(1,839)
Net investment income	$27,086	$13,858	$71,953	$33,540

Investment expenses included depreciation expense related to real estate investments of $0.5 million for the nine months ended September 30, 2023. There was no depreciation of real estate investments for the three months ended September 30, 2023 as the related depreciable real estate investments were reclassified to held for sale prior to being sold during the period. There was no depreciation of real estate investments for the three and nine months ended September 30, 2022.
Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed-maturity securities:
Realized gains	$74	$—	$1,811	$1,076
Realized losses	(51)	(177)	(2,268)	(720)
Net realized (losses) gains from fixed-maturity securities	23	(177)	(457)	356

Equity securities:
Realized gains	—	—	1,626	1,363
Realized losses	—	—	(4,487)	(148)
Net realized (losses) gains from equity securities	—	—	(2,861)	1,215
Realized (losses) gains from the sales of short-term investments	1	4	(19)	(36)
Realized gain on sale of real estate investments	4,250	—	4,250	—
Net realized investment gains (losses)	$4,274	$(173)	$913	$1,535
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended September 30, 2023 and 2022, the changes in net unrealized losses for fixed-maturity securities were $(29.8) million and $(59.1) million, respectively. For the nine months ended September 30, 2023 and 2022, the changes in net unrealized losses for fixed-maturity securities were $(25.4) million and $(209.4) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $5.7 million and $5.9 million on deposit with state regulatory authorities at September 30, 2023 and December 31, 2022, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $1.0 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$36,537	$4,968	$—	$41,505
Obligations of states, municipalities and political subdivisions	—	159,946	—	159,946
Corporate and other securities	—	1,211,229	—	1,211,229
Asset-backed securities	—	593,694	—	593,694
Residential mortgage-backed securities	—	295,548	—	295,548
Commercial mortgage-backed securities	—	62,837	—	62,837
Total fixed-maturity securities	36,537	2,328,222	—	2,364,759

Equity securities:
Exchange traded funds	106,565	—	—	106,565
Non-redeemable preferred stock	—	31,755	—	31,755
Common stocks	69,631	—	—	69,631
Total equity securities	176,196	31,755	—	207,951
Short-term investments	4,725	24,340	—	29,065
Total	$217,458	$2,384,317	$—	$2,601,775

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	—	204,632	—	204,632
Corporate and other securities	—	832,892	—	832,892
Asset-backed securities	—	353,006	—	353,006
Residential mortgage-backed securities	—	293,962	—	293,962
Commercial mortgage-backed securities	—	58,867	—	58,867
Total fixed-maturity securities	16,741	1,743,359	—	1,760,100

Equity securities:
Exchange traded funds	104,202	—	—	104,202
Non-redeemable preferred stock	—	38,162	—	38,162
Common stocks	10,107	—	—	10,107
Total equity securities	114,309	38,162	—	152,471
Short-term investments	31,366	9,971	—	41,337
Total	$162,416	$1,791,492	$—	$1,953,908
There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 or December 31, 2022.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million and $125.0 million, less debt issuance costs, and the corresponding estimated fair value was $159.5 million and $117.2 million at September 30, 2023 and December 31, 2022, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at September 30, 2023 and December 31, 2022. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $5.4 million and $58.0 million at September 30, 2023 and December 31, 2022, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$12,167	$5,612	$8,067	$3,391
Current period change for estimated uncollectible premiums	2,341	1,874	7,459	4,818
Write-offs of uncollectible premiums receivable	(129)	(195)	(1,147)	(918)
Ending balance	$14,379	$7,291	$14,379	$7,291

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$85,326	$54,806	$61,594	$41,968
Policy acquisition costs deferred:
Direct commissions	54,580	41,525	169,223	117,621
Ceding commissions	(24,230)	(13,886)	(62,779)	(32,678)
Other underwriting and policy acquisition costs	1,623	2,302	7,511	6,534
Policy acquisition costs deferred	31,973	29,941	113,955	91,477
Amortization of net policy acquisition costs	(31,118)	(26,302)	(89,368)	(75,000)
Balance, end of period	$86,181	$58,445	$86,181	$58,445
Amortization of net policy acquisition costs is included in the line item "Underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Building	$37,107	$33,065
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,859	3,444
Software	14,402	11,410
Furniture and fixtures	3,049	2,615
Land improvements	474	474
Leasehold improvements	153	—
Construction in progress - building	5,700	2,618
	72,884	61,766
Accumulated depreciation	(10,620)	(8,291)
Total property and equipment, net	$62,264	$53,475

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$53,035	$37,177	$143,181	$99,540
Ceding commissions	(23,396)	(12,939)	(59,882)	(30,069)
Other underwriting expenses	30,709	21,006	85,268	62,554
Total	$60,348	$45,244	$168,567	$132,025
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $23.1 million and $15.4 million for the three months ended September 30, 2023 and 2022, respectively. Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, bonus and employee benefits expenses of $63.0 million and $46.1 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 15 for further information regarding underwriting, acquisition and insurance expenses.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $6.9 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2023, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the nine months ended September 30, 2023 is as follows:

	For the Nine Months Ended September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	98,621	$182.37
Granted	51,176	$313.35
Vested	(40,582)	$163.62
Forfeited	(725)	$225.64
Non-vested outstanding at the end of the period	108,490	$250.88
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2023, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 13,444.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the nine months ended September 30, 2023 and 2022 was $313.35 and $211.86, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2023 and 2022 was $12.6 million and $9.9 million, respectively. As of September 30, 2023, the Company had $21.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.8 years.
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

A summary of option activity as of September 30, 2023, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	256,357	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(45,392)	16.00
Outstanding at September 30, 2023	210,965	$16.00	2.8	$83,991
Exercisable at September 30, 2023	210,965	$16.00	2.8	$83,991
The total intrinsic value of options exercised was $14.6 million and $12.2 million during the nine months ended September 30, 2023 and 2022, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income	$76,115	$32,984	$204,706	$91,865

Weighted average common shares outstanding - basic	23,058	22,813	23,036	22,783
Effect of potential dilutive securities:
Conversion of stock options	208	262	220	276
Conversion of restricted stock	49	39	42	40
Weighted average common shares outstanding - diluted	23,315	23,114	23,298	23,099

Earnings per common share:
Basic	$3.30	$1.45	$8.89	$4.03
Diluted	$3.26	$1.43	$8.79	$3.98
There were no anti-dilutive stock awards for the three months ended September 30, 2023 and 2022. There were 47 thousand and 48 thousand anti-dilutive stock awards for the nine months ended September 30, 2023 and 2022, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 19.4% and 17.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2023	2022
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,238,402	$881,344
Less: reinsurance recoverable on unpaid losses	177,039	117,561
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,061,363	763,783
Incurred losses and loss adjustment expenses:
Current year	470,235	373,183
Prior years	(28,607)	(28,850)
Total net losses and loss adjustment expenses incurred	441,628	344,333

Payments:
Current year	22,156	13,028
Prior years	136,380	84,827
Total payments	158,536	97,855
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,344,455	1,010,261
Reinsurance recoverable on unpaid losses	220,452	187,056
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,564,907	$1,197,317
During the nine months ended September 30, 2023, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2022 developed favorably by $28.6 million, of which $39.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Premiums written:
Direct	$377,789	$284,111	$1,173,599	$806,625
Ceded	(83,509)	(48,212)	(215,248)	(111,885)
Net written	$294,280	$235,899	$958,351	$694,740

Premiums earned:
Direct	$362,689	$254,855	$982,922	$682,619
Ceded	(81,187)	(45,596)	(207,216)	(104,640)
Net earned	$281,502	$209,259	$775,706	$577,979
The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$27,381	$56,774	$89,371	$79,790
The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables on paid losses	$20,400	$43,415
Reinsurance recoverables on unpaid losses, net	220,452	177,039
Reinsurance recoverables, net	$240,852	$220,454

13.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”) and the purchasers of the Series A Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the “Note Purchasers”). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”) to the Note Purchasers. The Note Purchase Agreement also provides for the issuance of additional shelf notes issued thereunder (the “Shelf Notes” and, together with the Series A Notes, the “Notes”) not to exceed $150.0 million of Notes outstanding thereunder.

On September 18, 2023, the Company entered into a First Amendment to the Note Purchase Agreement and increased the additional Shelf Notes limit to $200.0 million. Pursuant to the First Amendment to the Note Purchase Agreement, on September 18, 2023, the Company issued a $50.0 million aggregate principal amount 6.21% Series B Senior Note due July 22, 2034 to the note purchaser.
The Series A and B Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement.
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
The Series B Note bears interest at 6.21% per annum and matures on July 22, 2034, unless paid earlier by the Company. Should the Company elect to prepay the Series B Note, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Note Purchase Agreement. Principal payments are required annually beginning on July 22, 2030 in equal installments of $10.0 million through July 22, 2034.
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) that provided the Company with a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). In September 2023, the Company used proceeds from the sale of its real estate investment property to pay down $62.0 million from the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the nine months ended September 30, 2023, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.75%.

The following table presents the Company's outstanding debt as of September 30, 2023 and December 31, 2022:

	Issuance	Maturities	September 30, 2023	December 31, 2022
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$73,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	—
Less: Unamortized debt issuance costs			(2,223)	(2,253)
Total debt			$183,777	$195,747
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2023, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

14.     Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Unrealized losses on fixed-maturity securities arising during the period, before income taxes	$(29,931)	$(59,230)	$(26,997)	$(209,198)
Income tax benefit	6,286	12,439	5,670	43,932
Unrealized losses arising during the period, net of income taxes	(23,645)	(46,791)	(21,327)	(165,266)
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(27)	(177)	(1,343)	250
Income tax benefit (expense)	6	38	282	(52)
Reclassification adjustment included in net income	(21)	(139)	(1,061)	198
Change in allowance for credit losses on investments, before income taxes	(143)	—	(199)	—
Income tax benefit	30	—	42	—
Reclassification adjustment included in net income	(113)	—	(157)	—
Other comprehensive loss	$(23,511)	$(46,652)	$(20,109)	$(165,464)
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
The Company presented $6.8 million and $20.0 million as fee income for the three and nine months ended September 30, 2023, respectively, in the consolidated statements of income and comprehensive income. The Company reclassified $5.1 million and $14.4 million to fee income from underwriting, acquisition and insurance expenses in the previously issued financial statements on Form 10-Q for the three and nine months ended September 30, 2022, respectively, to correct prior periods’ presentation. The Company considered the qualitative and quantitative impacts and determined that the correction was not material to the Company's previously issued consolidated financial statements.

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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2023, the percentage breakdown of our gross written premiums was 67% casualty and 33% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, professional liability, life sciences, small property, entertainment, energy, management liability, environmental, health care, public entity, inland marine, commercial auto, excess professional, aviation, ocean marine and product recall. We also write a small amount of homeowners insurance in the personal lines market, which in aggregate represented 2% of our gross written premiums in the first nine months of 2023 and is included within our personal insurance division.
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
Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premium is written. Policy fees are a flat charge to insureds and fee income is impacted primarily by the volume of business we write. Beginning in the second quarter of 2023, we reclassified policy fees to fee income. Historically, these fees were presented as a reduction to underwriting, acquisition and insurance expenses. We modified the definition of the loss and expense ratios to include fee income in the denominator of each ratio. We have reclassified prior periods' results to conform to the current period's presentation. See Note 15 of the notes to the consolidated financial statements for further information regarding fee income.
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

Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$377,789	$284,111	$93,678	33.0%
Ceded written premiums	(83,509)	(48,212)	(35,297)	73.2%
Net written premiums	$294,280	$235,899	$58,381	24.7%

Net earned premiums	$281,502	$209,259	$72,243	34.5%
Fee income	6,841	5,099	1,742	34.2%
Losses and loss adjustment expenses	155,552	134,788	20,764	15.4%
Underwriting, acquisition and insurance expenses	60,348	45,244	15,104	33.4%
Underwriting income (1)	72,443	34,326	38,117	111.0%
Net investment income	27,086	13,858	13,228	95.5%
Change in the fair value of equity securities	(5,533)	(6,095)	562	(9.2)%
Net realized investment gains (losses)	4,274	(173)	4,447	NM
Change in allowance for credit losses on investments	(143)	—	(143)	NM
Interest expense	(2,573)	(1,716)	(857)	49.9%
Other expense, net	(61)	(100)	39	(39.0)%
Income before taxes	95,493	40,100	55,393	138.1%
Income tax expense	19,378	7,116	12,262	172.3%
Net income	$76,115	$32,984	$43,131	130.8%

Net operating earnings (2)	$77,223	$37,936	$39,287	103.6%

Loss ratio	53.9%	62.9%
Expense ratio	20.9%	21.1%
Combined ratio (3)	74.8%	84.0%

Annualized return on equity	33.9%	21.1%
Annualized operating return on equity (2)	34.4%	24.2%
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
Net income was $76.1 million for the three months ended September 30, 2023 compared to $33.0 million for the three months ended September 30, 2022, an increase of 130.8%. The increase in net income for the third quarter of 2023 from the same period last year was primarily due to continued profitable growth, higher investment income and higher net realized investment gains from the sale of a portion of our real estate investment property.
Underwriting income was $72.4 million for the three months ended September 30, 2023 compared to $34.3 million for the three months ended September 30, 2022, an increase of 111.0%. The corresponding combined ratios were 74.8% for the three months ended September 30, 2023 compared to 84.0% for the three months ended September 30, 2022. The increase in our underwriting income in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to a combination of premium growth, favorable loss experience and lower net commissions.
Premiums
Our gross written premiums were $377.8 million for the three months ended September 30, 2023 compared to $284.1 million for the three months ended September 30, 2022, an increase of $93.7 million, or 33.0%. The increase in gross written premiums for the third quarter of 2023 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium per policy written was approximately $14,400 in the third quarter of 2023 compared to approximately $12,700 in the third quarter of 2022. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $15,500 in the third quarter of 2023 compared to $14,700 in the third quarter of 2022.
Net written premiums increased by $58.4 million, or 24.7%, to $294.3 million for the three months ended September 30, 2023 from $235.9 million for the three months ended September 30, 2022. The increase in net written premiums for the third quarter of 2023 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 77.9% for the three months ended September 30, 2023 compared to 83.0% for the three months ended September 30, 2022. The decrease in the net retention ratio was primarily due to higher premiums ceded under the commercial property quota share and excess casualty variable quota share reinsurance treaties as a result of growth in our property and excess casualty lines and a higher cession rate on the commercial property quota share effective with the June 2023 renewal.
Net earned premiums increased by $72.2 million, or 34.5%, to $281.5 million for the three months ended September 30, 2023 from $209.3 million for the three months ended September 30, 2022 and was directly related to growth in gross written premiums.
Loss ratio
The loss ratio was 53.9% for the three months ended September 30, 2023 compared to 62.9% for the three months ended September 30, 2022. The decrease in the loss ratio in the third quarter of 2023 compared to the third quarter of 2022 was due primarily to lower catastrophe losses incurred during the period, offset in part by lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums and fee income. Net catastrophe losses incurred during the third quarter of 2022 were primarily attributable to Hurricane Ian.
During the three months ended September 30, 2023, prior accident years developed favorably by $9.1 million, of which $12.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tail property damage claims within our construction-related primary casualty business that are more exposed to the increase in inflation.
During the three months ended September 30, 2022, prior accident years developed favorably by $11.0 million, of which $10.9 million was attributable to the 2020 and 2021 accident years due to lower-than-expected reported losses across most lines of business.
The following table summarizes the loss ratios for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$163,545	56.7%	$119,650	55.8%
Current year catastrophe losses	1,154	0.4%	26,130	12.2%
Effect of prior year development	(9,147)	(3.2)%	(10,992)	(5.1)%
Total	$155,552	53.9%	$134,788	62.9%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	29,639	10.3%	24,238	11.3%
Other underwriting expenses	30,709	10.6%	21,006	9.8%
Underwriting, acquisition and insurance expenses	$60,348	20.9%	$45,244	21.1%
The expense ratio was 20.9% for the three months ended September 30, 2023 compared to 21.1% for the three months ended September 30, 2022. The decrease in the expense ratio was due to lower relative net commissions incurred offset in part by higher relative other underwriting expenses. As a percentage of the sum of earned premium and fee income, net commissions incurred decreased due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percent of gross written premiums was 14.6% for each of the three months ended September 30, 2023 and 2022. As a percentage of the sum of earned premium and fee income, other underwriting expenses increased due primarily to higher variable compensation costs due to the increase in underwriting income.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$25,166	$12,890	$12,276
Dividends from equity securities	1,271	1,085	186
Cash equivalents and short-term investments	758	475	283
Real estate investment income	851	—	851
Gross investment income	28,046	14,450	13,596
Investment expenses	(960)	(592)	(368)
Net investment income	27,086	13,858	13,228
Change in the fair value of equity securities	(5,533)	(6,095)	562
Net realized investment gains (losses)	4,274	(173)	4,447
Change in allowance for credit losses on investments	(143)	—	(143)
Net realized and unrealized investment losses	(1,402)	(6,268)	4,866
Total	$25,684	$7,590	$18,094
Our net investment income increased by 95.5% to $27.1 million for the three months ended September 30, 2023 from $13.9 million for the three months ended September 30, 2022. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.1% and 3.1% for the three months ended September 30, 2023 and 2022, respectively.
During the third quarter of 2023, the change in fair value of equity securities was comprised of unrealized losses related to exchange traded funds ("ETFs") of $(3.6) million, unrealized losses related to common stocks of $(2.1) million and unrealized gains related to non-redeemable preferred stock of $0.2 million. The change in the fair value of ETFs and common stocks during the third quarter of 2023 reflected changes in the broader U.S. stock market.
During the third quarter of 2022, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $(5.6) million and unrealized losses related to non-redeemable preferred stock of $(0.5) million. The change in the fair value of ETFs during the third quarter of 2022 reflected changes in the broader U.S. stock market. The change in the fair value of non-redeemable preferred stocks during the third quarter of 2022 reflected a higher interest rate environment.
During the third quarter of 2023, net realized investment gains of $4.3 million primarily related to the sale of a portion of our real estate investment property. See Note 2 of the notes to the consolidated financial statements for further discussion regarding the sale.
Income tax expense
Our effective tax rate was 20.3% for the three months ended September 30, 2023 compared to 17.7% for the three months ended September 30, 2022. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation and tax-exempt investment income.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$1,173,599	$806,625	$366,974	45.5%
Ceded written premiums	(215,248)	(111,885)	(103,363)	92.4%
Net written premiums	$958,351	$694,740	$263,611	37.9%

Net earned premiums	$775,706	$577,979	$197,727	34.2%
Fee income	20,028	14,363	5,665	39.4%
Losses and loss adjustment expenses	441,628	344,333	97,295	28.3%
Underwriting, acquisition and insurance expenses	168,567	132,025	36,542	27.7%
Underwriting income (1)	185,539	115,984	69,555	60.0%
Net investment income	71,953	33,540	38,413	114.5%
Change in fair value of equity securities	3,796	(37,199)	40,995	NM
Net realized investment gains	913	1,535	(622)	NM
Change in allowance for credit losses on investments	(199)	—	(199)	NM
Interest expense	(7,867)	(2,306)	(5,561)	241.2%
Other expense, net	(139)	(140)	1	(0.7)%
Income before taxes	253,996	111,414	142,582	128.0%
Income tax expense	49,290	19,549	29,741	152.1%
Net income	$204,706	$91,865	$112,841	122.8%

Net operating earnings (2)	$201,143	$120,039	$81,104	67.6%

Loss ratio	55.5%	58.1%
Expense ratio	21.2%	22.3%
Combined ratio (3)	76.7%	80.4%

Annualized return on equity	32.7%	18.6%
Annualized operating return on equity (2)	32.1%	24.3%
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

Overview
Net income was $204.7 million for the nine months ended September 30, 2023 compared to $91.9 million for the nine months ended September 30, 2022, an increase of 122.8%. The increase in net income for the first nine months of 2023 over the same period last year was primarily due to a combination of continued profitable growth, higher returns on equity investments and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $185.5 million for the nine months ended September 30, 2023 compared to $116.0 million for the nine months ended September 30, 2022, an increase of 60.0%. The corresponding combined ratios were 76.7% for the nine months ended September 30, 2023 compared to 80.4% for the nine months ended September 30, 2022. The increase in underwriting income for the first nine months of 2023 compared to the same period last year was due to a combination of premium growth, favorable loss experience and lower net commissions.
Premiums
Our gross written premiums were $1.2 billion for the nine months ended September 30, 2023 compared to $806.6 million for the nine months ended September 30, 2022, an increase of $367.0 million, or 45.5%. The increase in gross written premiums for the first nine months of 2023 over the same period last year was due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium per policy written was $15,300 in the first nine months of 2023 compared to $12,100 in the first nine months of 2022. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was $16,500 for the first nine months of 2023 and $14,500 for the first nine months of 2022.
Net written premiums increased by $263.6 million, or 37.9%, to $958.4 million for the nine months ended September 30, 2023 from $694.7 million for the nine months ended September 30, 2022. The increase in net written premiums for the first nine months of 2023 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 81.7% for the nine months ended September 30, 2023 compared to 86.1% for the same period last year. The decrease in the net retention ratio was primarily due to higher premiums ceded under the commercial property quota share and excess casualty variable quota share reinsurance treaties as a result of growth in our property and excess casualty lines and a higher cession rate on the commercial property quota share effective with the June 2023 renewal.
Net earned premiums increased by $197.7 million, or 34.2%, to $775.7 million for the nine months ended September 30, 2023 from $578.0 million for the nine months ended September 30, 2022 due to growth in gross written premiums.
Loss ratio
The loss ratio was 55.5% for the nine months ended September 30, 2023 compared to 58.1% for the nine months ended September 30, 2022. The decrease in the loss ratio in the first nine months of 2023 compared to the first nine months of 2022 was due primarily to lower catastrophe losses incurred during the period, offset in part by lower net favorable development of loss reserves from prior accident years as a percentage of earned premiums and fee income. Net catastrophe losses incurred during the first nine months of 2022 were primarily attributable to Hurricane Ian.
During the nine months ended September 30, 2023, prior accident years developed favorably by $28.6 million, of which $39.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation. On an inception-to-date basis, all prior accident years have developed favorably with the exception of the 2011 accident year.
During the nine months ended September 30, 2022, prior accident years developed favorably by $28.9 million, of which $32.0 million was attributable to the 2020 and 2021 accident years due to lower-than-expected reported losses across most lines of business. This favorable development was offset in part by adverse development largely from the 2018 accident year due to routine variability in reported losses and modest adjustments in actuarial assumptions.
The following table summarizes the loss ratios for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$466,056	58.6%	$346,970	58.6%
Current year catastrophe losses	4,179	0.5%	26,213	4.4%
Effect of prior year development	(28,607)	(3.6)%	(28,850)	(4.9)%
Total	$441,628	55.5%	$344,333	58.1%

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	83,299	10.5%	69,471	11.7%
Other underwriting expenses	85,268	10.7%	62,554	10.6%
Total	$168,567	21.2%	$132,025	22.3%
The expense ratio was 21.2% for the nine months ended September 30, 2023 compared to 22.3% for the nine months ended September 30, 2022. The decrease in the expense ratio was primarily due to lower relative net commissions due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percentage of gross written premiums was 14.5% and 14.6% for the nine months ended September 30, 2023 and 2022, respectively.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$65,376	$31,573	$33,803
Dividends from equity securities	3,692	3,208	484
Cash equivalents and short-term investments	2,337	598	1,739
Real estate investment income	3,565	—	3,565
Gross investment income	74,970	35,379	39,591
Investment expenses	(3,017)	(1,839)	(1,178)
Net investment income	71,953	33,540	38,413
Change in fair value of equity securities	3,796	(37,199)	40,995
Net realized investment gains	913	1,535	(622)
Change in allowance for credit losses on investments	(199)	—	(199)
Net realized and unrealized investment gains (losses)	4,510	(35,664)	40,174
Total	$76,463	$(2,124)	$78,587
Our net investment income increased by 114.5% to $72.0 million for the nine months ended September 30, 2023 from $33.5 million for the nine months ended September 30, 2022. The increase in the first nine months of 2023 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 3.9% and 2.7% for the nine months ended September 30, 2023 and 2022, respectively.
During the first nine months of 2023, the change in fair value of equity securities was comprised of unrealized gains related to ETFs and common stocks of $2.7 million and unrealized gains related to non-redeemable preferred stock of $1.1 million. The change in the fair value of ETFs and common stocks during the first nine months of 2023 primarily reflected changes in the broader U.S. stock market.
During the first nine months of 2022, the change in fair value of equity securities was comprised of unrealized losses related to ETFs of $(28.6) million and unrealized losses related to non-redeemable preferred stock of $(8.6) million. The change in fair value of ETFs during the first nine months of 2022 reflected changes in the broader U.S. stock market. The change in fair value of non-redeemable preferred stock during the first nine months of 2022 reflected a higher interest rate environment.
During the first nine months of 2023, net realized investment gains of $0.9 million included a realized gain of $4.3 million from the sale of a portion of our real estate investment property, offset by realized investment losses primarily related to disposing of securities issued by certain banking and financial institutions.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded an allowance for credit losses of $0.6 million at September 30, 2023. There were no credit losses recorded at September 30, 2022. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.

Income tax expense
Our effective tax rate was 19.4% for the nine months ended September 30, 2023 compared to 17.5% for the nine months ended September 30, 2022. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 32.7% for the nine months ended September 30, 2023 compared to 18.6% for the nine months ended September 30, 2022. Our annualized operating return on equity was 32.1% for the nine months ended September 30, 2023 compared to 24.3% for the nine months ended September 30, 2022. The increase in annualized operating return on equity for the nine months ended September 30, 2023 compared to the prior period was attributable largely to continued profitable growth from continuing favorable market conditions and rate increases.
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
In July 2022, we entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. In September 2023, we amended the Note Purchase Agreement, which increased the authorized aggregate principal amount of senior promissory notes that may be issued thereunder to $200.0 million.
Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”) and on September 18, 2023 we issued a $50.0 million aggregate principal amount 6.21% senior promissory note (the “Series B Note”), the proceeds of which were used to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 13 for further information regarding the Note Purchase Agreement.
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
Our cash flows for the nine months ended September 30, 2023 and 2022 were:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$648,308	$456,699
Investing activities	(616,364)	(519,851)
Financing activities	(25,274)	68,325
Change in cash and cash equivalents	$6,670	$5,173
Net cash provided by operating activities was approximately $648.3 million for the nine months ended September 30, 2023 compared to $456.7 million for the same period in 2022. This increase was largely driven by higher premium volume, the timing of claim payments and reinsurance recoveries, offset in part by changes in operating assets and liabilities.
Net cash used in investing activities was $616.4 million for the nine months ended September 30, 2023 compared to $519.9 million for the nine months ended September 30, 2022. Net cash used in investing activities during the first nine months of 2023 included purchases of fixed-maturity securities of $947.9 million, which were comprised largely of corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first nine months of 2023, we received proceeds of $204.4 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and municipal securities and $113.8 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2023, purchases of equity securities of $62.0 million consisted of common stocks. During the first nine months of 2023, we received proceeds of $7.5 million from sales of equity securities, primarily ETFs and common stocks. In addition, net sales of short-term investments of $13.1 million consisted of U.S.

Treasuries and corporate bonds. Net cash used in investing activities also included proceeds of $62.0 million from the sale of a portion of our real estate investment property in the third quarter of 2023.
Net cash used in investing activities of $519.9 million for the nine months ended September 30, 2022 included purchases of fixed-maturity securities of $599.7 million, which were comprised largely of corporate bonds, mortgage- and asset-backed securities, and to a lesser extent, municipal securities and sovereigns. During the first nine months of 2022, we received proceeds of $73.1 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities, and $89.8 million from redemptions of mortgage- and asset-backed securities and corporate bonds. For the nine months ended September 30, 2022, we received proceeds of $4.0 million from sales of equity securities, which were comprised of $2.4 million from sales of ETFs and $1.6 million from calls of non-redeemable preferred stock. In addition, net purchases of short-term investments of $81.1 million consisted of U.S. Treasuries and corporate bonds.
During the first nine months of 2023, cash used in financing activities reflected proceeds of $50.0 million from the issuance of the Series B Note on September 18, 2023. Proceeds from the sale of our real estate investment were used to pay down $62.0 million from our Credit Facility. Financing activities also reflected dividends paid of $0.42 per common share, or $9.7 million in aggregate. In addition, for the nine months ended September 30, 2023, payroll taxes withheld and remitted on restricted stock awards were $4.2 million, offset in part by proceeds received from our equity compensation plans of $0.7 million.
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

The following is a summary of our significant reinsurance programs as of September 30, 2023:

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
(1)    Our commercial property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small property and inland marine policies. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $255.0 million and is in addition to the coverage provided by our other property reinsurance.
(3)    This reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2023, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of September 30, 2023, we recorded an allowance for credit losses of $0.5 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At September 30, 2023, total stockholders' equity was $923.8 million and tangible stockholders' equity was $921.0 million compared to total stockholders' equity of $745.4 million and tangible stockholders' equity $742.7 million at December 31, 2022. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period and net activity related to stock-based compensation plans, offset in part by a decrease in the fair value of our fixed-maturity investments and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2023, our cash and invested assets of $2.8 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents, real estate investments and short-term investments. At September 30, 2023, the majority of the investment portfolio was comprised of fixed-maturity securities of $2.4 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2023, we also held $208.0 million of equity securities, which were comprised of ETF securities, common stocks and non-redeemable preferred stock, $162.9 million of cash and cash equivalents, $14.4 million of real estate investments and $29.1 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 2.9 years and 3.5 years at September 30, 2023 and December 31, 2022, respectively, and an average rating of "AA-" at both September 30, 2023 and December 31, 2022.
At September 30, 2023 and December 31, 2022, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$42,705	$41,505	1.7%	$17,934	$16,741	1.0%
Obligations of states, municipalities and political subdivisions	190,263	159,946	6.8%	230,746	204,632	11.6%
Corporate and other securities	1,299,277	1,211,229	51.2%	909,285	832,892	47.3%
Asset-backed securities	599,813	593,694	25.1%	361,248	353,006	20.1%
Residential mortgage-backed securities	361,833	295,548	12.5%	349,066	293,962	16.7%
Commercial mortgage-backed securities	70,023	62,837	2.7%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,563,914	$2,364,759	100.0%	$1,933,632	$1,760,100	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2023 and December 31, 2022, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2023		December 31, 2022
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$723,952	30.6%	$452,001	25.7%
AA	483,701	20.5%	496,761	28.2%
A	729,842	30.9%	434,388	24.7%
BBB	367,487	15.5%	313,875	17.8%
Below BBB and unrated	59,777	2.5%	63,075	3.6%
Total	$2,364,759	100.0%	$1,760,100	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$184,335	$181,981	7.7%	$15,133	$14,925	0.9%
Due after one year through five years	923,152	889,587	37.6%	647,263	626,182	35.6%
Due after five years through ten years	194,507	167,015	7.1%	245,670	213,539	12.1%
Due after ten years	230,251	174,097	7.4%	249,899	199,619	11.3%
Asset-backed securities	599,813	593,694	25.1%	361,248	353,006	20.1%
Residential mortgage-backed securities	361,833	295,548	12.5%	349,066	293,962	16.7%
Commercial mortgage-backed securities	70,023	62,837	2.6%	65,353	58,867	3.3%
Total fixed-maturity securities	$2,563,914	$2,364,759	100.0%	$1,933,632	$1,760,100	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $5.7 million and $5.9 million at September 30, 2023 and December 31, 2022, respectively.
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
Net income for the three and nine months ended September 30, 2023 and 2022, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022

Net income	$76,115	$32,984	$204,706	$91,865
Income tax expense	19,378	7,116	49,290	19,549
Income before income taxes	95,493	40,100	253,996	111,414
Net investment income	(27,086)	(13,858)	(71,953)	(33,540)
Change in the fair value of equity securities	5,533	6,095	(3,796)	37,199
Net realized investment (gains) losses	(4,274)	173	(913)	(1,535)
Change in allowance for credit losses on investments	143	—	199	—
Interest expense	2,573	1,716	7,867	2,306
Other expenses (1)	401	212	1,220	521
Other income	(340)	(112)	(1,081)	(381)
Underwriting income	$72,443	$34,326	$185,539	$115,984
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
Net income for the three and nine months ended September 30, 2023 and 2022, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022

Net income	$76,115	$32,984	$204,706	$91,865
Adjustments:
Change in the fair value of equity securities, before taxes	5,533	6,095	(3,796)	37,199
Income tax expense (benefit) (1)	(1,162)	(1,280)	797	(7,812)
Change in the fair value of equity securities, after taxes	4,371	4,815	(2,999)	29,387

Net realized investment (gains) losses, before taxes	(4,274)	173	(913)	(1,535)
Income tax expense (benefit) (1)	898	(36)	192	322
Net realized investment losses (gains), after taxes	(3,376)	137	(721)	(1,213)

Change in allowance for credit losses on investments, before taxes	143	—	199	—
Income tax benefit (1)	(30)	—	(42)	—
Change in allowance for credit losses on investments, after taxes	113	—	157	—
Net operating earnings	$77,223	$37,936	$201,143	$120,039

Operating return on equity:
Average stockholders' equity (2)	$897,789	$626,761	$834,606	$659,395
Annualized return on equity (3)	33.9%	21.1%	32.7%	18.6%
Annualized operating return on equity (4)	34.4%	24.2%	32.1%	24.3%
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
Stockholders' equity at September 30, 2023 and December 31, 2022, reconciles to tangible stockholders' equity as follows:

($ in thousands)	September 30, 2023	December 31, 2022

Stockholders' equity	$923,762	$745,449
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$920,967	$742,654

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the third quarter of 2023, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).
10.1
First Amendment to the Note Purchase and Private Shelf Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).

10.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).

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

KINSALE CAPITAL GROUP, INC.
Date: October 26, 2023	By:	/s/ Michael P. Kehoe
Michael P. Kehoe President and Chief Executive Officer

Date: October 26, 2023	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer