Form 10-K
period 2023-12-31
Kinsale Capital Group, Inc.
filed 2024-02-23
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2023 was approximately $8,197,188,903.
The number of the registrant’s common shares outstanding was 23,189,095 as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Our goal is to deliver long-term value for our stockholders by growing our business and generating attractive returns. We seek to accomplish this by generating consistent and attractive underwriting profits while managing our capital prudently. Using our proprietary technology platform and leveraging the expertise of our highly-experienced employees in our daily operations, we have built a company that is entrepreneurial and highly efficient. We believe our systems and technology are at the digital forefront of the insurance industry and allow us to quickly collect and analyze data, thereby improving our ability to manage our business and reduce our response times to our customers. We believe that we have differentiated ourselves from our competitors by effectively leveraging technology, vigilantly controlling expenses and maintaining control over our underwriting and claims operations.
We have significantly grown our business and have generated strong returns. During 2023, our gross written premiums increased by 42.3%, to $1.6 billion for the year ended December 31, 2023. Our return on equity and combined ratios were 33.6% and 75.4%, respectively, for the year ended December 31, 2023. Our operating return on equity, a non-GAAP financial measure, was 31.8% for the year ended December 31, 2023. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
The following table compares stockholder returns of Kinsale to those of the S&P 500.

Kinsale's Performance vs. the S&P 500

	Annual Percentage Change (1)
Year	Kinsale (2)	S&P 500
2016	113.5	4.2
2017	33.2	21.8
2018	24.1	(4.4)
2019	83.7	31.5
2020	97.3	18.4
2021	19.2	28.7
2022	10.2	(18.1)
2023	28.3	26.3
Compounded Annual Gain ─ 2016-2023	51.2%	13.2%
Overall Gain ─ 2016-2023	2,052.6%	151.4%
(1) Data for 2016 begins with Kinsale's initial public offering date of July 28, 2016 and assumes reinvestment of dividends.
(2) Returns are calculated from the initial public offering price of $16.00 per share.

Our Products
We write a broad array of insurance coverages for risks that are unusual or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allows them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small- to medium-sized accounts, which we believe are subject to less competition and have better pricing. The average premium per policy written by us in 2023 was $15,200. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $16,400 in 2023. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2023, the percentage breakdown of our gross written premiums was 67.3% casualty and 32.7% property. Our commercial lines offerings include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, small business property, life sciences, entertainment, energy, professional liability, management liability, environmental, excess professional, health care, public entity, commercial auto, inland marine, aviation, ocean marine, product recall, and railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.5% of our gross written premiums in 2023.
The following table provides a summary of gross premiums written by division for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
Commercial:
Commercial Property	$411,956	26.3%	$181,505	16.5%	$72,392	9.5%
Excess Casualty	194,049	12.4%	147,485	13.4%	108,487	14.2%
Small Business Casualty	174,080	11.1%	149,366	13.6%	112,553	14.7%
Construction	137,887	8.8%	122,524	11.1%	101,441	13.3%
General Casualty	118,745	7.5%	69,784	6.3%	36,037	4.7%
Allied Health	67,808	4.3%	58,839	5.4%	51,945	6.8%
Products Liability	61,786	3.9%	60,374	5.5%	55,070	7.2%
Small Business Property	43,893	2.8%	21,002	1.9%	6,160	0.8%
Life Sciences	41,379	2.6%	41,346	3.7%	40,487	5.3%
Entertainment	39,218	2.5%	22,268	2.0%	12,401	1.6%
All other commercial lines	239,537	15.3%	193,049	17.5%	140,277	18.4%
Total commercial	1,530,338	97.5%	1,067,542	96.9%	737,250	96.5%
Personal:
Personal Insurance	24,182	1.5%	31,289	2.8%	27,002	3.5%
High Value Homeowners	14,295	1.0%	3,261	0.3%	121	—%
Total personal	$38,477	2.5%	$34,550	3.1%	$27,123	3.5%
Total gross written premiums	$1,568,815	100.0%	$1,102,092	100.0%	$764,373	100.0%
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the standard, or admitted, market. From 2001 to 2022, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.3% and grew direct premiums written by 9.6% annually, versus 73.6% and 4.2%, respectively for the property and casualty ("P&C") industry.
Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2023, our loss and loss adjustment expense ratio was 54.6%.
Technology is a core competency. As an insurance company that was founded in 2009, we have the benefit of having built a proprietary technology platform that reflects the best practices our management team has learned from its extensive experience. We operate on an integrated digital platform with a data warehouse that collects an array of statistical data. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect to quickly analyze trends across all functions in our business. Our customized proprietary systems help us to reduce the risk of administrative errors in our policy forms and include all of the necessary exclusions for the specified risk, and provides for the efficient and accurate handling of claims. Additionally, our systems enable us to rapidly respond to brokers, allowing our underwriters to reply to many of our submissions within 24 hours, a significant benefit to our brokers. While our technology offers a competitive advantage, we also recognize that more modern technologies provide solutions for increased automation and efficiency; as such, we continue to dedicate resources to maintain and improve our technology. We believe that our approach to technological advancement will provide us with an enduring competitive advantage as it allows us to quickly respond to market opportunities, and will continue to scale as our business grows.

Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that the combination of our proprietary technology platform and our expense management allows us to process quotes, underwrite policies and operate with a substantial cost advantage over our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2023, our expense ratio was 20.8%.
Fully integrated claims management. We believe that actively managing our claims results in more favorable outcomes and a higher degree of reserve accuracy. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 93 open claims per claims adjuster (92 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2023, our reserves for claims incurred but not reported were approximately 90.5% of our total net loss reserves. Of the total open claims as of December 31, 2023, 16.1% were open for accident years 2019 and prior.
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

Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:
Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $98.5 billion of direct written premiums in 2022. Based on our 2023 gross written premiums of $1.6 billion, our current market share is approximately 1.6%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner through our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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
Leverage investment in technology to drive efficiencies. We use a proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We have organized our workflows, designed our systems and aligned our staff to provide superior service levels to brokers while achieving a level of efficiency that we believe provides us with a competitive advantage and helps contribute to our low expense ratio. We believe that automation also reduces human error in our underwriting, policy processing, accounting, collections, and claims adjusting processes. Additionally, we are able to track quotes, monitor historical loss experience and reserve development, and measure other relevant metrics at a granular level of detail. We believe that our technology approach is scalable and will allow us to maintain a low expense ratio as we continue to organically grow our business.
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
Marketing and Distribution
We market our products through a broad group of independent insurance brokers that we believe can produce reasonable volumes of business for us. We also sell policies through our wholly-owned broker, Aspera. In 2023, Aspera distributed

1.9% of Kinsale’s premiums, primarily manufactured housing risks within our personal insurance division. Kinsale does not grant its independent brokers any underwriting or claims authority.
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
For the year ended December 31, 2023, our largest brokers were RSG Specialty, LLC, which produced $316.5 million, or 20.2%, of our gross written premiums, AmWINS Brokerage, which produced $286.8 million, or 18.3% of our gross written premiums and CRC Commercial Solutions, which produced $178.7 million, or 11.4%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2023.
It is important to us that we maintain excellent relationships with our brokers. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2023, we paid an average commission to our brokers of 14.5% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid response times, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.
We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	% of Total	2022	% of Total	2021	% of Total
	($ in thousands)
Gross written premiums by state:
California	$295,242	18.8%	$221,994	20.1%	$168,694	22.1%
Florida	266,153	17.0%	186,891	17.0%	118,736	15.5%
Texas	198,758	12.7%	136,309	12.4%	88,679	11.6%
New York	66,489	4.2%	42,427	3.9%	31,495	4.1%
Louisiana	49,970	3.2%	30,981	2.8%	14,507	1.9%
Washington	46,507	3.0%	40,546	3.7%	31,167	4.1%
Colorado	43,852	2.8%	32,406	2.9%	26,250	3.4%
New Jersey	42,061	2.7%	30,425	2.8%	22,125	2.9%
Georgia	36,585	2.3%	23,539	2.1%	14,920	1.9%
Pennsylvania	33,333	2.1%	23,396	2.1%	16,518	2.2%
All other states	489,865	31.2%	333,178	30.2%	231,282	30.3%
	$1,568,815	100.0%	$1,102,092	100.0%	$764,373	100.0%

Underwriting
Our underwriting department consisted of approximately 280 employees as of December 31, 2023. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.

We aim to issue quotes for the majority of new business submissions we receive. For certain submissions, we preemptively offer additional quotes for additional coverage. For example, if we receive a submission requesting primary coverage, we may also issue a quote for excess coverage. These quotes are included in new business submissions. For the year ended December 31, 2023, we processed approximately 735,000 new business submissions, and of those submissions, we issued approximately 489,000 quotes for a new quote ratio of 66.5% and bound 53,000 policies for a new policy to new submission ratio of 7.2%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by standard carriers constrained by approved forms and filed rates.
We attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and reduce claims costs. For example, our "defense inside the limits" clause, which we applied to more than 99.8% of our professional liability premiums written in 2023, means that funds we expend defending an insured against a claim are counted against the total policy limit. We believe we do not have any material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.
Claims
Our claims department consisted of approximately 80 claims professionals who had an average of 9 years of claims experience in the industry as of December 31, 2023. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
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
Information Technology
Our information technology department consisted of approximately 120 employees and contractors as of December 31, 2023. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud strategy to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive experience. Our platform is comprised of multiple applications and services which comprise an integrated system. Key applications and services supporting the core business were developed in-house. We designed the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and quickly provide us with useful information. Our insurance company subsidiary operates in a digital environment, which reduces the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to the necessary information regarding an account.
We use a browser-based platform approach to develop applications. When a broker makes a submission, the information is processed through our browser-based intake and underwriting systems. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.

Since inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information that we can use to improve our decision making. We refer to this repository as our data warehouse. The design of our data warehouse permits us to capture an array of statistical data, collected by the policy management systems at Kinsale. The data warehouse is easily searchable, collects and labels information in a consistent format and contains key underwriting and claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. We believe the proprietary technology platform, which includes the data warehouse, is a competitive advantage for us.
Reserve Development
We maintain reserves for specific claims incurred and reported and for claims incurred but not reported. We continually monitor and adjust our reserves as necessary using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves to reflect the estimated present value. However, our ultimate liability may be greater or less than current reserves and there is always the risk that reserves may prove inadequate.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves for Unpaid Losses and Loss Adjustment Expenses" and Note 7 of the consolidated financial statements for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.
Catastrophe Risk Management
We use sophisticated computer models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. Our main catastrophe risk arises from hurricanes. We manage catastrophe exposure through:
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
As previously discussed, when managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. We mitigate our risk associated with natural catastrophes with respect to our property insurance business primarily by purchasing reinsurance from only highly-rated reinsurers. We utilize a commercial lines quota-share reinsurance treaty combined with a catastrophe reinsurance treaty as an efficient and cost-effective way to manage the total loss exposure on our property coverages.
The following is a summary of our significant reinsurance programs as of December 31, 2023:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property - commercial insurance (1)	Up to $10.0 million per occurrence	50% up to $247.3 million per catastrophe	50% of commercial property losses
Property - catastrophe (2)	N/A	$127.5 million excess of $47.5 million	$47.5 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota share	$2.0 million per occurrence as described in note (4) below
(1)    Our commercial property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small business property and inland marine policies up to a loss recovery of $123.7 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $255.0 million. This coverage applies after the coverage provided by the commercial property quota-share treaty.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2023, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. At December 31, 2023, we recorded an allowance for credit losses of $0.7 million related to our reinsurance balances. As of December 31, 2023, we have never had a write-off for uncollectible reinsurance.

We had reinsurance recoverables on unpaid losses of $241.4 million at December 31, 2023, and recoverables on paid losses of $6.5 million at December 31, 2023. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2023:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Munich Reinsurance America, Inc.	A+	$64,128
Swiss Reinsurance America Corp.	A+	31,046
SCOR Reinsurance Co.	A	27,254
General Reinsurance Corporation	A++	23,417
Odyssey Reinsurance Co.	A+	17,660
Hannover Rück SE	A+	16,561
Allied World Insurance Co.	A	14,959
Arch Reinsurance Co.	A+	14,198
Berkley Insurance Co.	A+	13,991
Arch Reinsurance Ltd.	A+	10,525
Total for top ten reinsurers		233,739
All others, net of allowance for credit losses		14,097
Total reinsurance recoverable		$247,836

We did not have reinsurance recoverables greater than $4.6 million at December 31, 2023 from any individual reinsurer other than the ten listed above.
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
In December of 2022, we acquired real estate adjacent to our current headquarters for $76.6 million. Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation. During 2023, we sold a portion of our real estate investment for approximately $62.0 million and determined we will occupy a portion for future office space expansion. The remaining $14.8 million represents the portion of such assets we held at December 31, 2023 for investment purposes.

Our cash and invested assets totaled $3.1 billion at December 31, 2023 and $2.2 billion at December 31, 2022, and are summarized as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
	($ in thousands)
Fixed maturities - at fair value:
U.S. Treasury securities and obligations of U.S. government agencies	$27,254	0.9%	$16,741	0.8%
Obligations of states, municipalities and political subdivisions	171,044	5.5%	204,632	9.4%
Corporate and other securities	1,387,693	44.9%	832,892	38.1%
Asset-backed securities	641,760	20.7%	353,006	16.1%
Residential mortgage-backed securities	417,106	13.5%	293,962	13.4%
Commercial mortgage-backed securities	66,902	2.1%	58,867	2.7%
Total fixed maturities	2,711,759	87.6%	1,760,100	80.5%

Equity securities - at fair value:
Exchange traded funds	106,300	3.4%	104,202	4.8%
Non-redeemable preferred stock	33,173	1.1%	38,162	1.7%
Common stock	95,340	3.1%	10,107	0.5%
Total equity securities	234,813	7.6%	152,471	7.0%

Short-term investments, at amortized cost	5,589	0.2%	41,337	1.9%
Real estate investment, net	14,791	0.5%	76,387	3.5%
Cash and cash equivalents	126,694	4.1%	156,274	7.1%
Total	$3,093,646	100.0%	$2,186,569	100.0%

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
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2023, our fixed-maturity portfolio, including cash equivalents, had an average duration of 2.8 years and had an average rating of "AA-."

The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2023:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$1,682	$25,572	$—	$—	$—	$27,254
Obligations of states, municipalities and political subdivisions	15,734	114,434	34,779	6,097	—	171,044
Corporate and other securities	186	131,832	816,829	375,141	63,705	1,387,693
Asset-backed securities	614,461	12,318	8,098	3,301	3,582	641,760
Residential mortgage-backed securities	79,212	337,603	—	—	291	417,106
Commercial mortgage-backed securities	62,374	4,528	—	—	—	66,902
Total fixed maturities	$773,649	$626,287	$859,706	$384,539	$67,578	$2,711,759

The fair value of our investments in fixed-maturity securities at December 31, 2023, summarized by stated maturities follows:

	December 31, 2023
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$191,792	7.1%
Due after one year through five years	1,038,158	38.3%
Due after five years through ten years	167,555	6.2%
Due after ten years	188,486	6.9%
Asset-backed securities	641,760	23.7%
Residential mortgage-backed securities	417,106	15.4%
Commercial mortgage-backed securities	66,902	2.4%
Total fixed maturities	$2,711,759	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2023, our fixed-maturity security portfolio contained $417.1 million (15.4%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.

At December 31, 2023, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $1.4 billion. A summary of these securities by industry segment is shown below as of December 31, 2023:

	December 31, 2023
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$745,128	53.7%
Financial	559,075	40.3%
Utilities	83,490	6.0%
Total	$1,387,693	100.0%
Approximately 6.5% of our total cash and investments were invested in certain common stocks and exchange traded funds ("ETFs"). At December 31, 2023, our equity securities included the following:

	December 31, 2023
Equity securities	Fair Value	% of Total
	($ in thousands)
Common stocks	$95,340	47.3%
Domestic stock market fund	86,144	42.7%
Dividend yield equity fund	20,156	10.0%
Total	$201,640	100.0%
Approximately 1.1% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2023:

	December 31, 2023
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$31,782	95.8%
Industrials and other	755	2.3%
Utilities	636	1.9%
Total	$33,173	100.0%

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
Today, our primary competitors in the E&S sector include American International Group, Inc., Berkshire Hathaway Inc., Fairfax Financial Holdings Limited, James River Group Holdings, Ltd., Lloyds of London, Markel Group Inc., RLI Corp. and W. R. Berkley Corporation.
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
On December 9, 2020, the NAIC initially adopted the Group Capital Calculation ("GCC") template and instructions, as well as corresponding amendments to NAIC model insurance holding company system laws. The amendments require, subject to certain exemptions, that the ultimate controlling person of each insurance group file a GCC on an annual basis with such insurance group’s lead state commissioner. In May of 2022, the Group Capital Calculation (E) Working Group subsequently adopted the 2022 GCC Instructions and Template. The GCC uses a risk-based capital aggregation approach intended to provide regulators with an additional group supervisory tool. As of October 5, 2023, twenty-seven (27) states have adopted the 2020 revisions to the Insurance Holding Company Act pertaining to Group Capital Calculation and Liquidity Stress Testing. Arkansas has not yet adopted these revisions. We are currently evaluating the potential impacts.
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
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a “covered agreement” with the European Union (the "Covered Agreement"). After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the Covered Agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. The Covered Agreement was formally entered into on September 22, 2017. A covered agreement between the United States and the United Kingdom extending terms nearly identical to the EU Covered Agreement to insurers and reinsurers operating in the UK following Brexit was entered into on December 11, 2018.
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
Credit for reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. The NRRA contained in the Dodd-Frank Act provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant's domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of written premiums which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.
Periodic financial and market conduct examinations
The insurance regulatory authority in the State of Arkansas, our insurance subsidiary's state of domicile, conducts on-site visits and examinations of the affairs of our insurance subsidiary, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and, in that connection, to restrict or rescind licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.
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

The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2023, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Human Capital
As of December 31, 2023, we had 574 employees, of which 561 were full-time employees, and all of whom were located at our headquarters in Richmond, Virginia.
Compensation and Benefits
We believe that our employees are our most valuable asset and paying our employees well is the foundation of our performance-based culture. In order to attract and retain high-performing talent, we offer and maintain market-competitive compensation and benefit programs to all our employees. Our compensation program includes base salary, performance-based bonuses and equity grants for all management-level and select other employees. The mix of these rewards varies depending on the employee’s role at the Company and our longstanding pay-for-performance philosophy. While all of our employees are eligible to participate in the variable compensation elements of our program (annual cash bonus and equity awards), variable compensation becomes a larger portion of the total mix for employees at higher levels in the organization. Our executives, who are responsible for the development and execution of our strategic and financial plans, have the largest portion of their compensation tied to equity-based incentives to ensure financial alignment with our stockholders.

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

Learning and Development
Employee training and development programs that enhance employee skills and capabilities directly lead to Kinsale’s success. We encourage and support employee development through our Educational Assistance Program. All employees have the opportunity to enroll in courses or classes that will enhance their contribution to the organization and/or prepare them for more advanced positions at Kinsale. Our employees have access to courses tailored to specific career paths, such as underwriting, claims, information technology, reinsurance, and other disciplines to build professional expertise. We offer an array of classes that were developed within Kinsale to all employees. These classes support employees’ growth from the new employee/onboarding stage through senior manager development. We also sponsor on-site education courses, such as the Chartered Property Casualty Underwriter (CPCU), that make professional development programs more accessible to our employees.
Performance and Success
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
Diversity and Inclusion
We believe in hiring the best talent and making our employment-related decisions without regard to race, color, religion, gender, sexual orientation, national origin, age, veteran status, disability, or other characteristics or activity that is protected by state or U.S. federal law. We have an anti-nepotism policy to ensure fairness and business decisions are based on individual qualifications, skills, ability, and performance. We value the diverse perspectives, talent, and experience that our employees bring to our organization. We believe the best business decisions are reached by listening to diverse views and opinions.
We are committed to fostering a diverse and inclusive work environment free from discrimination of any kind.
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
Our success depends on our ability to accurately assess the risks related to the businesses and people that we insure. We establish loss and loss adjustment expense reserves for the ultimate payment of all claims and the related costs of adjusting those claims, as of the date of our financial statements. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of ultimate settlement cost and our ultimate liability may be greater or less than our estimate.
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
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 79.6% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2023.
•Even when a claim is received (irrespective of whether the policy is a "claims made" or "occurrence" basis form), it may take considerable time to fully recognize the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.
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
Climate change could have a significant impact on longer-term natural weather trends, including increases in severe weather and catastrophic events. The incidence and severity of catastrophes are inherently unpredictable. While most catastrophes are restricted to fairly specific geographic areas, the extent of loss and damage for insurance purposes is a function of both the total amount of insured value in the area affected by the event and the severity of the event. We attempt to manage this exposure through careful and disciplined underwriting, using sophisticated computer models to help assess our exposure to catastrophic events, purchasing extensive reinsurance protection from financially strong counterparties and limiting the concentration of property business by geographic area. However, assessing the risk of loss and damage and the range of approaches to address the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and may materially adversely impact our business, financial condition and results of operations.
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
We distribute the majority of our products through a select group of brokers. Of our 2023 gross written premiums, 63.4%, or $994.6 million, were distributed through five of our approximately 187 brokers, three of which accounted for 49.8%, or $781.9 million, of our 2023 gross written premiums.
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
•The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers; and
•Changing practices caused by the internet, including shifts in the way in which E&S insurance is purchased. We currently depend largely on the wholesale distribution model. If the wholesale distribution model were to be significantly altered by changes in the way E&S insurance is marketed, including, without limitation, through use of the internet, it could have a material adverse effect on our premiums, underwriting results and profits.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2023, we had $300.4 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
Our business depends on our information technology and telecommunications systems, including our browser-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. In addition, some of these systems include or rely on third-party systems not located on our premises or under our direct control. Events such as natural catastrophes, terrorist attacks, industrial accidents, third-party system or network outages or computer malware may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency and other plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
Our operations depend on the reliable and secure processing, storage and transmission of confidential and other data and information in our computer systems and networks. Computer malware, hackers, employee misconduct and other external hazards could expose our systems to security breaches, cyber attacks or other disruptions. In addition, we routinely transmit and receive personal, personally identifiable, sensitive, confidential and proprietary data by electronic means and are subject to data privacy laws and regulations enacted in the jurisdictions in which we do business.
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

We employ third-party and open-source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open-source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all, and add complexity to the environment. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate, and such an event could adversely affect our business, financial condition and results of operations.
Artificial intelligence is an evolving and rapidly growing technology.
The rapid evolution of artificial intelligence ("AI") could exacerbate the information technology related risks described above, as well as alter the competitive landscape. While we anticipate that we will continue to research and implement AI-based technology solutions to both mitigate risk and increase automation in our environment, it is possible that bad actors and/or competitors will leverage AI solutions more effectively to either exploit vulnerabilities or take market share. Either outcome could negatively impact our business.
Cloud provider service failure or control weakness could adversely affect our business.
We employ cloud-based services to host the majority of our applications and intend to continue and expand our use. As we use cloud-based services, we will rely on third-party cloud providers to maintain appropriate controls and safeguards to protect confidential information we receive, including personal, personally identifiable, sensitive, confidential or proprietary data, and the integrity and continuous operation of our proprietary technology platform. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. Outside parties may be able to circumvent controls or exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Migrating to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.
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
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. We could become involved in litigation with our customers, or become the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation may be based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $234.8 million as of December 31, 2023.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2023 without regulatory approval is $257.3 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
As of December 31, 2023, we had outstanding borrowings of $183.8 million, net of debt issuance costs, in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount, a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1, and minimum liquidity requirements if the maximum aggregate amount of dividends available to pay to us from Kinsale Insurance is below $50.0 million. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require our regulated insurance subsidiary to maintain a rating from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreements if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy

The Company’s risk management process includes assessing, identifying and managing material risks from various sources, including those related to cybersecurity. The Company uses information from incident history, industry publications and analysis centers, public news, government information sharing and recognized information security frameworks to inform its risk management program. Management employs a suite of detective and preventative cybersecurity measures including, but not limited to
•Maintaining a vulnerability management program,
•implementing and operating controls over logical access provisioning,
•maintaining an enterprise-wide security awareness program and
•administering periodic trainings.
The Company engages multiple vendors with subject matter and technological expertise in various aspects of cybersecurity management, including continuous threat detection and response coverage, endpoint detection, anti-malware, penetration testing and suspicious activity alerting, among others. When the Company engages third parties, management retains responsibility for the security and resiliency of its information assets. The Company maintains an incident response plan that includes escalation criteria and preliminary materiality assessments to guide business continuity and disclosure objectives.
We describe risks related to cybersecurity threats that could materially impact our business strategy, results of operations or financial condition under the heading “Risk Factors.” Material impacts could include loss of access to systems and data, financial costs and reputational harm, among others.
Governance

Our Chief Executive Officer ("CEO") is responsible for assessing and managing overall material risks to the Company. With respect to cybersecurity risks, our CEO leverages the collective expertise of the Company’s information security function which reports to our CEO through the Company’s Chief Information Officer. The information security function is staffed with individuals with extensive information security employment experience, including in the financial services sector, educational experience and relevant credentials. The Audit Committee of the Board of Directors (the "Audit Committee") is responsible for receiving periodic updates on cybersecurity and information security risks, reviewing and discussing with management the quality and effectiveness of the Company’s efforts to mitigate such risks and reporting such findings to the Board of Directors. Management informs the Audit Committee about prevention, detection, mitigation and remediation of cybersecurity incidents at least annually and monitors such matters continuously.

Item 2. Properties
We own our executive and insurance offices located in Richmond, Virginia, and we currently occupy approximately 110,000 square feet of the 137,000 square feet of available office space.
We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings
We are subject to legal proceedings in the normal course of operating our insurance business. We are not involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition. Refer to Note 12 of the notes to the consolidated financial statements for further information regarding legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. Effective January 3, 2022, the Company transferred its common stock listing from the Nasdaq to the New York Stock Exchange ("NYSE") and continued to trade under its current symbol "KNSL." As of February 16, 2024, we had 120 stockholders of record of our common stock.
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

Performance Graph
The performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to S&P 500 and (3) the cumulative total returns to the S&P 500 P&C Index for the period from December 31, 2018 through December 31, 2023.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	December 31,
	2018	2019	2020	2021	2022	2023

Kinsale Capital Group, Inc.	$100.00	$183.67	$362.33	$431.74	$475.64	$610.12
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 P&C Index	$100.00	$125.87	$134.63	$160.58	$190.89	$211.53

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
Year ended December 31, 2022 compared to year ended December 31, 2021
For a comparison of years ended December 31, 2022 and December 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 24, 2023.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2023, the percentage breakdown of our gross written premiums was 67.3% casualty and 32.7% property. Our commercial lines offerings include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, small business property, life sciences, entertainment, energy, professional liability, management liability, environmental, excess professional, health care, public entity, commercial auto, inland marine, aviation, ocean marine, product recall, and railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.5% of our gross written premiums in 2023.
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
Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premium is written. Policy fees are a flat charge to insureds and fee income is impacted primarily by the volume of business we write. In the period ended June 30, 2023, we reclassified policy fees to fee income. Historically, these fees were presented as a reduction to underwriting, acquisition and insurance expenses. We modified the definitions of the loss and expense ratios to include fee income in the denominator of each ratio. We have reclassified prior periods' results to conform to the current period's presentation. See Note 17 of the notes to the consolidated financial statements for further information regarding fee income.
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
Change in fair value of equity securities
Change in fair value of equity securities consists of two components: (1) the reversal of the gain or loss recognized in previous periods on equity securities sold and (2) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.
Net realized investment gains (losses)
Net realized investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security's amortized cost.
Income tax expense
Currently, substantially all of our income tax expense is comprised of federal income taxes. Our insurance subsidiary, Kinsale Insurance, is not subject to income taxes in the states in which it operates; however, our non-insurance subsidiaries are subject to state income taxes but have not generated any material taxable income to date. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
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
Combined ratio is the sum of the loss ratio and the expense ratio as presented. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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

Results of Operations
Year ended December 31, 2023 compared to year ended December 31, 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022	Change	% Change

Gross written premiums	$1,568,815	$1,102,092	$466,723	42.3%
Ceded written premiums	(304,185)	(165,282)	(138,903)	84.0%
Net written premiums	$1,264,630	$936,810	$327,820	35.0%

Net earned premiums	$1,072,537	$794,119	$278,418	35.1%
Fee income	27,026	19,604	7,422	37.9%
Losses and loss adjustment expenses	600,219	457,913	142,306	31.1%
Underwriting, acquisition and insurance expenses	228,970	180,322	48,648	27.0%
Underwriting income (1)	270,374	175,488	94,886	54.1%
Net investment income	102,335	51,282	51,053	99.6%
Change in fair value of equity securities	15,277	(27,723)	43,000	NM
Net realized investment gains	6,040	1,191	4,849	407.1%
Change in allowance for credit losses on investments	(187)	(366)	179	NM
Interest expense	(10,301)	(4,284)	(6,017)	140.5%
Other income (expenses), net	479	(24)	503	NM
Income before taxes	384,017	195,564	188,453	96.4%
Income tax expense	75,924	36,450	39,474	108.3%
Net income	$308,093	$159,114	$148,979	93.6%

Net operating earnings (2)	$291,400	$180,363	$111,037	61.6%

Loss ratio	54.6%	56.3%
Expense ratio	20.8%	22.2%
Combined ratio (3)	75.4%	78.5%

Return on equity	33.6%	22.0%
Operating return on equity (2)	31.8%	25.0%
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
Net income was $308.1 million for the year ended December 31, 2023 compared to $159.1 million for the year ended December 31, 2022, an increase of $149.0 million, or 93.6%. The increase in net income in 2023 over 2022 was primarily due to a combination of continued profitable growth, an increase in investment income driven by higher investment balances and higher interest rates and higher returns on equity investments.
Underwriting income was $270.4 million for the year ended December 31, 2023 compared to $175.5 million for the year ended December 31, 2022, an increase of $94.9 million, or 54.1%. The increase in underwriting income was primarily due to a combination of premium growth, rate increases, favorable loss experience and lower net commissions. The corresponding combined ratios were 75.4% for the year ended December 31, 2023 compared to 78.5% for the year ended December 31, 2022.
Premiums
Gross written premiums were $1.6 billion for the year ended December 31, 2023 compared to $1.1 billion for the year ended December 31, 2022, an increase of $466.7 million, or 42.3%. The increase in gross written premiums for the year ended December 31, 2023 was primarily due to higher submission activity from brokers and higher rates across most lines of business, resulting from continued favorable conditions in the E&S market. The average premium per policy written by us was $15,200 in 2023 compared to $12,400 in 2022. Excluding our personal insurance division, which has relatively low premiums per policy written, the average premium per policy written was $16,400 in 2023 compared to $14,700 in 2022. The increase in the average premium per policy written was due to changes in the mix of business and higher rates on bound accounts during 2023 compared to the prior year. Gross written premiums increased across substantially all of our underwriting divisions for the year ended December 31, 2023 and were most notable in the following lines of business:
•Commercial Property, which represented approximately 26.3% of our gross written premiums in 2023, increased by $230.5 million, or 127.0%, for the year ended December 31, 2023;
•General Casualty, which represented approximately 7.5% of our gross written premiums in 2023, increased by $49.0 million, or 70.2%, for the year ended December 31, 2023;
•Excess Casualty, which represented approximately 12.4% of our gross written premiums in 2023, increased by $46.6 million, or 31.6%, for the year ended December 31, 2023;
•Small Business Casualty, which represented approximately 11.1% of our gross written premiums in 2023, increased by $24.7 million, or 16.5%, for the year ended December 31, 2023 and
•Construction, which represented approximately 8.8% of our gross written premiums in 2023, increased by $15.4 million, or 12.5%, for the year ended December 31, 2023.
Net written premiums increased by $327.8 million, or 35.0%, to $1.3 billion for the year ended December 31, 2023 from $936.8 million for the year ended December 31, 2022. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2023. Our net retention ratio was 80.6% for the year ended December 31, 2023 compared to 85.0% for the year ended December 31, 2022. The decrease in the net retention ratio was primarily due to higher premiums ceded under the commercial property quota share and excess casualty variable quota share reinsurance treaties as a result of growth in our property and excess casualty lines and a higher cession rate on the commercial property quota share effective with the June 2023 renewal.

Net earned premiums were $1.1 billion for the year ended December 31, 2023 compared to $794.1 million for the year ended December 31, 2022, an increase of $278.4 million, or 35.1%. As previously discussed, the increase was due to growth in gross written premiums in 2023 compared to 2022.
Loss ratio
Our loss ratio was 54.6% for the year ended December 31, 2023 compared to 56.3% for the year ended December 31, 2022. The decrease in the loss ratio for the year ended December 31, 2023 was due primarily to lower catastrophe losses incurred during the period, offset in part by lower relative net favorable development of loss reserves from prior accident years. During the year ended December 31, 2022, current year incurred losses and loss adjustment expenses included $26.6 million of net catastrophe losses primarily attributable to Hurricane Ian.
During the year ended December 31, 2023, prior accident years developed favorably by $35.8 million, of which $49.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation.

During the year ended December 31, 2022, loss reserves for prior accident years developed favorably by $35.9 million, of which $41.8 million was attributable to the 2020 and 2021 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2016 and 2018 accident years due to routine variability in reported losses and modest adjustments in actuarial assumptions.
On an inception-to-date basis as of December 31, 2023, all accident years have developed favorably, with the exception of the 2011 accident year.
The following table summarizes the effect of the factors indicated above on the loss ratios for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income

Loss ratio:
Current accident year	$631,407	57.4%	$467,182	57.4%
Current accident year - catastrophe losses	4,586	0.4%	26,618	3.3%
Effect of prior year development	(35,774)	(3.2)%	(35,887)	(4.4)%
Total	$600,219	54.6%	$457,913	56.3%

Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	113,717	10.3%	93,756	11.5%
Other underwriting expenses	115,253	10.5%	86,566	10.7%
Underwriting, acquisition, and insurance expenses	$228,970	20.8%	$180,322	22.2%

The expense ratio was 20.8% for the year ended December 31, 2023 compared to 22.2% for the year ended December 31, 2022. The decrease in the expense ratio was primarily due to lower relative net commissions due to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth and a higher cession rate on the commercial property quota share treaty effective June 2023. Direct commissions paid as a percent of gross written premiums was 14.5% and 14.6% for the years ended December 31, 2023 and 2022, respectively.
Investing results
Our net investment income increased by 99.6% to $102.3 million for the year ended December 31, 2023 from $51.3 million for the year ended December 31, 2022, primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period.
The following table summarizes the components of net investment income, change in the fair value of equity securities, net realized investment gains and change in allowance for credit losses on investments for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022	Change

Interest from fixed-maturity securities	$94,444	$48,186	$46,258
Dividends on equity securities	5,097	4,406	691
Cash equivalents and short-term investments	3,004	1,251	1,753
Real estate investment income	3,716	234	3,482
Gross investment income	106,261	54,077	52,184
Investment expenses	(3,926)	(2,795)	(1,131)
Net investment income	102,335	51,282	51,053
Change in the fair value of equity securities	15,277	(27,723)	43,000
Net realized investment gains	6,040	1,191	4,849
Change in allowance for credit losses on investments	(187)	(366)	179
Net unrealized and realized investment gains (losses)	21,130	(26,898)	48,028
Total	$123,465	$24,384	$99,081

The weighted average duration of our investment portfolio, including cash equivalents, was 2.8 years and 3.5 years at December 31, 2023 and 2022, respectively. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had a gross investment return of 4.0% as of December 31, 2023, compared to 3.0% as of December 31, 2022.
During the year ended December 31, 2023, the increase in the fair value of equity securities of $15.3 million was comprised of unrealized gains related to ETFs and common stocks of $12.8 million and unrealized gains related to non-redeemable preferred stock of $2.5 million. The change in the fair value of ETFs and common stocks during 2023 primarily reflected changes in the broader U.S. stock market.
During the year ended December 31, 2022, the decrease in the fair value of equity securities of $(27.7) million was comprised of higher unrealized losses related to ETF securities of $(19.6) million and higher unrealized losses related to non-redeemable preferred stock of $(8.1) million. The decrease in the fair value of our ETF and common stock portfolio reflected lower valuations in the broader U.S. stock market during the period. The change in unrealized losses during 2022 attributable to non-redeemable preferred stock reflected a higher interest rate environment.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded credit loss expense of $0.2 million and $0.4 million for the year ended December 31, 2023 and 2022, respectively. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was approximately 19.8% for the year ended December 31, 2023 compared to 18.6% for the year ended December 31, 2022. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation and tax-exempt investment income.
Return on equity
Our return on equity was 33.6% for the year ended December 31, 2023 compared to 22.0% for the year ended December 31, 2022. Operating return on equity was 31.8% for 2023, an increase from 25.0% for 2022. The increase in operating return on equity was attributable largely to continued profitable growth from continuing favorable market conditions and rate increases.

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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2024 without regulatory approval is $257.3 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance did not pay dividends to us during 2023. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2023, our holding company had $17.1 million in cash and investments, compared to $34.8 million as of December 31, 2022.
Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations for the next 12 months.
Real Estate Investment
In December of 2022, we acquired real estate property adjacent to our current headquarters for $76.6 million. The property is comprised of two office buildings totaling over 580,000 square feet and a parking deck situated on approximately 29 acres of land. During 2023, we sold one office building and the parking deck for approximately $62.0 million in cash, net of seller’s costs, and determined we would occupy the remaining building for future expansion of our operations. Upon this determination, we reclassified the carrying value of the building to property and equipment within other assets on the consolidated balance sheet. We have plans for future capital expenditures related to the renovation of the building that we plan to fund through draw downs on our Credit Facility. The remaining $14.8 million presented on the consolidated balance sheet represents the portion of remaining real estate assets held for investment purposes.
Debt
In July 2022, we entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement"), which provides for the issuance of senior promissory notes with an aggregate principal amount of up to $150.0 million. In September 2023, we entered into an amendment to the Note Purchase Agreement, which increased the authorized aggregate principal amount of senior promissory notes that may be issued thereunder to $200.0 million.
Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the "Series A Notes") and on September 18, 2023 we issued a $50.0 million aggregate principal amount 6.21% senior promissory note (the "Series B Note"), the proceeds of which were used to fund surplus at Kinsale Insurance, refinance indebtedness and for general corporate purposes. See Note 11 for further information regarding the Note Purchase Agreement.

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
Our cash flows for the years ended December 31, 2023 and 2022 were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$859,835	$557,815
Investing activities	(860,892)	(708,573)
Financing activities	(28,523)	185,992
Change in cash and cash equivalents	$(29,580)	$35,234

We have historically generated positive operating cash flows allowing our cash and invested assets to grow. The increase in cash provided by operating activities in 2023 compared to 2022 was due primarily to growth in business and the timing of claim payments and reinsurance recoveries.

For the year ended December 31, 2023, net cash used in investing activities of $860.9 million reflected growth in our business operations. For the year ended December 31, 2023, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $1.3 billion, and to a lesser extent, sovereigns and government agency bonds of $26.3 million and municipal bonds of $4.9 million. During 2023, we received proceeds of $245.6 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $176.5 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2023, purchases of equity securities of $86.6 million primarily consisted of common stocks. Proceeds from sales of equity securities of $30.6 million consisted of primarily ETFs and common stocks. In addition, net sales of short-term investments of $36.7 million consisted of U.S. Treasuries, government agency and corporate bonds. Net cash used in investing activities also included proceeds of $62.0 million from the sale of a portion of our real estate investment property in the third quarter of 2023.
For the year ended December 31, 2022, net cash used in investing activities was $708.6 million. For the year ended December 31, 2022, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $713.2 million, and to a lesser extent, municipal bonds of $22.2 million and sovereigns of $16.0 million. During 2022, we received proceeds of $63.1 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $110.4 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2022, purchases of common stocks and ETFs were $10.0 million and $1.5 million, respectively. In addition, net purchases of short-term investments of $40.6 million consisted of U.S. Treasuries and corporate bonds. Net cash used in investing activities also included the purchase of a real estate investment property for $76.6 million in December of 2022 and property and equipment of $6.9 million.
For the year ended December 31, 2023, net cash used in financing activities was $28.5 million and reflected proceeds of $50.0 million from the issuance of the Series B Note on September 18, 2023. Proceeds from the sale of our real estate investment were used to pay down $62.0 million from our Credit Facility. Financing activities also reflected dividends of $0.56 per common share, or $13.0 million in the aggregate. Payroll taxes withheld and remitted on restricted stock awards were $4.3 million, offset in part by proceeds received from our equity compensation plans of $0.9 million.
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

For the year ended December 31, 2023, property insurance represented 32.7% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2023, we purchased catastrophe reinsurance coverage of $127.5 million per event in excess of our $47.5 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $255.0 million and is in addition to the coverage provided by our other property reinsurance.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. As of December 31, 2023, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. At December 31, 2023, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 67.7% of the total balance. At December 31, 2023, we recorded an allowance for credit losses of $0.7 million related to our reinsurance balances.
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
Debt
As of December 31, 2023, we had $125.0 million of 5.15% Series A Senior Notes outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2023, we had $50.0 million of the 6.21% Series B Senior Note outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $10.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2023, we had $11.0 million outstanding under the Amended and Restated Credit Agreement, which has a maturity of July 22, 2027. Interest on the outstanding amounts is based on 3-month Adjusted Term SOFR plus a margin of 1.625%. Interest accrues over the term of the interest rate and is payable in arrears.
See Note 11 to the consolidated financial statements for further details regarding our debt obligations.
Financial Condition
Stockholders' equity
At December 31, 2023, total stockholders' equity and tangible stockholders' equity were $1.1 billion, compared to total stockholders' equity of $745.4 million and tangible stockholders' equity of $742.7 million at December 31, 2022. The increase in both total stockholders' equity and tangible stockholders' equity in 2023 compared to 2022 was primarily due to profits generated during the period, a decrease in unrealized losses on available-for-sale investments, net of taxes and net activity related to stock-based compensation plans. These increases were offset in part by dividends declared during 2023. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
See Note 9 to the consolidated financial statements for further details regarding our stock-based compensation plans.
Dividend declarations
On February 15, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend was paid on March 13, 2023 to all stockholders of record on February 28, 2023.
On May 15, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend was paid on June 13, 2023 to all stockholders of record on May 31, 2023.
On August 16, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend was paid on September 12, 2023 to all stockholders of record on August 29, 2023.
On November 15, 2023, the Company’s Board of Directors declared a cash dividend of $0.14 per share of common stock. This dividend was paid on December 13, 2023 to all stockholders of record on November 29, 2023.

On February 12, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend is payable on March 13, 2024 to all stockholders of record on February 27, 2024.
Investment portfolio
At December 31, 2023, our cash and invested assets of $3.1 billion consisted of fixed-maturity securities, cash and cash equivalents, equity securities, short-term investments and real estate investments. At December 31, 2023, the majority of the investment portfolio was comprised of fixed-maturity securities of $2.7 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2023, we also held $234.8 million of equity securities, which were comprised of ETFs, common stocks and non-redeemable preferred stock, $126.7 million of cash and cash equivalents, $14.8 million of real estate investments and $5.6 million of short-term investments. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 2.8 years and an average rating of "AA-" at December 31, 2023. Our investment portfolio, excluding cash equivalents and real estate investments, had a gross investment return of 4.0% as of December 31, 2023, compared to 3.0% as of December 31, 2022.
At December 31, 2023, the amortized cost and estimated fair value of our fixed-maturity, equity, and short-term investments were as follows:

	December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$27,254	1.0%
Obligations of states, municipalities and political subdivisions	191,080	171,044	5.8%
Corporate and other securities	1,437,468	1,387,693	47.0%
Asset-backed securities	641,700	641,760	21.7%
Residential mortgage-backed securities	463,904	417,106	14.1%
Commercial mortgage-backed securities	72,308	66,902	2.3%
Total fixed maturities	2,834,463	2,711,759	91.9%

Equity securities:
Exchange traded funds	65,401	106,300	3.6%
Nonredeemable preferred stock	38,289	33,173	1.1%
Common stock	89,853	95,340	3.2%
Total equity securities	193,543	234,813	7.9%
Short-term investments	5,601	5,589	0.2%
Total	$3,033,607	$2,952,161	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2023, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2023
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$773,649	28.5%
AA	626,287	23.1%
A	859,706	31.7%
BBB	384,539	14.2%
Below BBB	67,578	2.5%
Total	$2,711,759	100.0%

The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2023, were as follows:

	December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$193,054	$191,792	7.1%
Due after one year through five years	1,051,112	1,038,158	38.3%
Due after five years through ten years	184,603	167,555	6.2%
Due after ten years	227,782	188,486	6.9%
Asset-backed securities	641,700	641,760	23.7%
Residential mortgage-backed securities	463,904	417,106	15.4%
Commercial mortgage-backed securities	72,308	66,902	2.4%
Total fixed maturities	$2,834,463	$2,711,759	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $5.8 million and $5.9 million at December 31, 2023 and 2022, respectively.

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
Net income for the years ended December 31, 2023 and 2022 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2023	2022

Net income	$308,093	$159,114
Income tax expense	75,924	36,450
Income before taxes	384,017	195,564
Net investment income	(102,335)	(51,282)
Change in the fair value of equity securities	(15,277)	27,723
Net realized investment gains	(6,040)	(1,191)
Change in allowance for credit losses on investments	187	366
Interest expense	10,301	4,284
Other expenses (1)	942	721
Other income	(1,421)	(697)
Underwriting income	$270,374	$175,488
(1) Other expenses are corporate expenses not allocated to our insurance operations.

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

Net income for the years ended December 31, 2023 and 2022 reconciles to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2023	2022

Net income	$308,093	$159,114
Adjustments:
Change in the fair value of equity securities, before taxes	(15,277)	27,723
Income tax expense (benefit) (1)	3,208	(5,822)
Change in the fair value of equity securities, after taxes	(12,069)	21,901

Net realized investment gains, before taxes	(6,040)	(1,191)
Income tax expense (1)	1,268	250
Net realized investment gains, after taxes	(4,772)	(941)

Change in allowance for credit losses on investments, before taxes	187	366
Income tax benefit (1)	(39)	(77)
Change in allowance for credit losses on investments, after taxes	148	289
Net operating earnings	$291,400	$180,363

Operating return on equity:
Average equity (2)	$916,141	$722,392
Return on equity (3)	33.6%	22.0%
Operating return on equity (4)	31.8%	25.0%
(1) Income taxes on adjustments to reconcile net income to net operating earnings use an effective tax rate of 21%.
(2) Average equity is computed by adding the total stockholders' equity as of the date indicated to the prior year-end total and dividing by two.
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
Stockholders' equity at December 31, 2023 and 2022 reconciles to tangible stockholders' equity as follows:

	December 31,
($ in thousands)	2023	2022

Stockholders' equity	$1,086,832	$745,449
Less: Intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,084,037	$742,654

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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2023 were $1.7 billion, and of this amount, 90.4% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2023 were $1.5 billion, and of this amount, 90.5% related to IBNR. A 5% change in net IBNR reserves would equate to a $65.7 million change in the reserve for losses and loss adjustment expenses at such date, as well as a $51.9 million change in net income, a 4.8% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2023.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2023 and 2022:

	December 31, 2023
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$162,679	9.6%	$137,581	9.5%
IBNR	1,530,196	90.4%	1,313,937	90.5%
Total	$1,692,875	100.0%	$1,451,518	100.0%

	December 31, 2022
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$178,216	14.4%	$138,486	13.0%
IBNR	1,060,186	85.6%	922,877	87.0%
Total	$1,238,402	100.0%	$1,061,363	100.0%

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
While we believe that loss reserves at December 31, 2023 are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our estimates. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tailed lines of business.
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

The impact of reasonably likely changes in the two key assumptions used to estimate net loss reserves at December 31, 2023 is as follows:

Development Pattern	Expected Loss Ratio
Property	10% lower	Unchanged	10% higher
	($ in millions)
2 months slower	$20.1	$31.5	$42.9
Unchanged	(7.5)	—	7.5
2 months faster	(22.8)	(17.5)	(12.2)

Casualty Occurrence	5% lower	Unchanged	5% higher

6 months slower	$36.2	$109.7	$183.1
Unchanged	(66.2)	—	66.2
6 months faster	(168.5)	(109.6)	(50.8)

Casualty Claims-Made	5% lower	Unchanged	5% higher

6 months slower	$30.6	$55.8	$81.1
Unchanged	(20.8)	—	20.8
6 months faster	(65.9)	(49.1)	(32.3)

Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed. Refer to Note 7 to the consolidated financial statements for discussion on our reserve development for the years ended December 31, 2023 and 2022.
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
Fair values of financial instruments in our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2023, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtains fair values from third party pricing services, (2) discussing with our investment accounting vendor its process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for credit losses, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for credit losses is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for credit losses related to reinsurance balances was $0.7 million at December 31, 2023.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are designed to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2023, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-." Additionally, at December 31, 2023, approximately 83.3% of our fixed-maturity portfolio, excluding cash equivalents, was rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2023, approximately 2.5% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and non-redeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and non-redeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and non-redeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio, including cash equivalents, was 2.8 years as of December 31, 2023.

We had fixed-maturity securities and non-redeemable preferred stock with a fair value of $2.7 billion at December 31, 2023 and $1.8 billion at December 31, 2022 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and non-redeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$2,596,163	$(148,769)	(5.4)%	$1,674,481	$(123,781)	(6.9)%
100 basis points increase	$2,668,387	$(76,545)	(2.8)%	$1,734,021	$(64,241)	(3.6)%
No change	$2,744,932	$—	—%	$1,798,262	$—	—%
100 basis points decrease	$2,824,874	$79,942	2.9%	$1,867,189	$68,927	3.8%
200 basis points decrease	$2,907,181	$162,249	5.9%	$1,940,279	$142,017	7.9%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities and common stock, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2023, approximately 6.5% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in ETFs and common stocks. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on an actuarial method that uses the Company’s initial expected loss ratios, expected reporting patterns for losses based on historical Company and industry data, and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2023, the Company recorded $1,692.9 million of reserves for unpaid losses and loss adjustment expenses.
We identified the evaluation of the estimation of reserves as a critical audit matter. The evaluation of the Company’s best estimate of reserves required complex auditor judgment due to the inherent uncertainty in the ultimate amount and timing of claim payments and required specialized actuarial skills and knowledge. In addition, the evaluation of the ultimate expected loss assumptions required subjective auditor judgment due to the Company’s limited historical claims data and, therefore, also involved consideration of industry data.
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
Richmond, Virginia
February 23, 2024

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $2,834,463 allowance for credit loss: $553 – 2023; $1,933,632 and $366 – 2022)	$2,711,759	$1,760,100
Equity securities, at fair value (cost: $193,543 – 2023; $126,478 – 2022)	234,813	152,471
Real estate investments, net	14,791	76,387
Short-term investments	5,589	41,337
Total investments	2,966,952	2,030,295
Cash and cash equivalents	126,694	156,274
Investment income due and accrued	21,689	14,451
Premiums and fees receivable, net of allowance for credit losses of $13,383 in 2023 and $8,067 in 2022	143,212	105,754
Reinsurance recoverables, net of allowance for credit losses of $744 in 2023 and $459 in 2022	247,836	220,454
Ceded unearned premiums	52,516	42,935
Deferred policy acquisition costs, net of ceding commissions	88,395	61,594
Indefinite-lived intangible assets	3,538	3,538
Deferred income tax asset, net	55,699	56,983
Other assets	66,443	54,844
Total assets	$3,772,974	$2,747,122
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$1,692,875	$1,238,402
Unearned premiums	701,351	499,677
Payable to reinsurers	47,582	32,024
Accounts payable and accrued expenses	44,922	31,361
Debt	183,846	195,747
Other liabilities	15,566	4,462
Total liabilities	2,686,142	2,001,673
Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,181,919 shares issued and outstanding at December 31, 2023; 23,090,526 shares issued and outstanding at December 31, 2022	232	231
Additional paid-in capital	352,970	347,015
Retained earnings	828,247	533,121
Accumulated other comprehensive loss	(94,617)	(134,918)
Stockholders’ equity	1,086,832	745,449
Total liabilities and stockholders’ equity	$3,772,974	$2,747,122
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Revenues:
Gross written premiums	$1,568,815	$1,102,092	$764,373
Ceded written premiums	(304,185)	(165,282)	(104,164)
Net written premiums	1,264,630	936,810	660,209
Change in unearned premiums	(192,093)	(142,691)	(77,330)
Net earned premiums	1,072,537	794,119	582,879
Fee income	27,026	19,604	13,693
Net investment income	102,335	51,282	31,048
Change in fair value of equity securities	15,277	(27,723)	22,812
Net realized investment gains	6,040	1,191	2,828
Change in allowance for credit losses on investments	(187)	(366)	—
Other income	1,421	697	212
Total revenues	1,224,449	838,804	653,472
Expenses:
Losses and loss adjustment expenses	600,219	457,913	324,415
Underwriting, acquisition and insurance expenses	228,970	180,322	138,593
Interest expense	10,301	4,284	994
Other expenses	942	721	669
Total expenses	840,432	643,240	464,671
Income before income taxes	384,017	195,564	188,801
Income tax expense	75,924	36,450	36,142
Net income	308,093	159,114	152,659
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	40,301	(153,043)	(23,255)
Total comprehensive income	$348,394	$6,071	$129,404

Earnings per share:
Basic	$13.37	$6.97	$6.73
Diluted	$13.22	$6.88	$6.62
Weighted-average shares outstanding:
Basic	23,045	22,815	22,693
Diluted	23,307	23,125	23,062

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Total Stockholders' Equity
	(in thousands, except for share and per share data)
Balance at December 31, 2020	22,757,251	$228	$291,315	$243,315	$41,380	$576,238
Issuance of common stock under stock-based compensation plan	90,084	—	982	—	—	982
Stock-based compensation expense	—	—	4,844	—	—	4,844
Restricted shares withheld for taxes	(12,958)	—	(2,101)	—	—	(2,101)
Dividends declared ($0.44 per share)	—	—	—	(10,032)	—	(10,032)
Other comprehensive loss, net of income taxes	—	—	—	—	(23,255)	(23,255)
Net income	—	—	—	152,659	—	152,659
Balance at December 31, 2021	22,834,377	228	295,040	385,942	18,125	699,335
Issuance of common stock, net of issuance costs	155,000	2	47,496	—	—	47,498
Issuance of common stock under stock-based compensation plan	116,140	1	1,089	—	—	1,090
Stock-based compensation expense	—	—	6,678	—	—	6,678
Restricted shares withheld for taxes	(14,991)	—	(3,288)	—	—	(3,288)
Dividends declared ($0.52 per share)	—	—	—	(11,935)	—	(11,935)
Other comprehensive loss, net of income taxes	—	—	—	—	(153,043)	(153,043)
Net income	—	—	—	159,114	—	159,114
Balance at December 31, 2022	23,090,526	231	347,015	533,121	(134,918)	745,449
Issuance of common stock, net of issuance costs				—	—	—
Issuance of common stock under stock-based compensation plan	104,949	1	876	—	—	877
Stock-based compensation expense	—	—	9,361	—	—	9,361
Restricted shares withheld for taxes	(13,556)	—	(4,282)	—	—	(4,282)
Dividends declared ($0.56 per share)	—	—	—	(12,967)	—	(12,967)
Other comprehensive income, net of income taxes	—	—	—	—	40,301	40,301
Net income	—	—	—	308,093	—	308,093
Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$1,086,832

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities:
Net income	$308,093	$159,114	$152,659
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of equity securities	(15,277)	27,723	(22,812)
Net realized investment gains	(6,040)	(1,191)	(2,828)
Change in allowance for credit losses on investments	187	366	—
Deferred tax benefit	(9,429)	(14,191)	(576)
Depreciation and amortization	3,274	2,721	2,308
Stock compensation expense	9,361	6,678	4,844
Change in operating assets and liabilities:
Investment income due and accrued	(7,238)	(6,793)	(1,021)
Premiums receivable, net	(37,458)	(34,750)	(22,363)
Reserves for unpaid loss and loss adjustment expenses	454,473	357,058	245,331
Unearned premiums	201,674	151,947	86,744
Reinsurance balances, net	(21,405)	(90,828)	(35,729)
Deferred policy acquisition costs	(26,801)	(19,626)	(10,056)
Income taxes payable (recoverable)	742	7,518	(3,882)
Accounts payable and accrued expenses	12,519	8,111	10,102
Other	(6,840)	3,958	4,321
Net cash provided by operating activities	859,835	557,815	407,042
Investing activities:
Purchase of property and equipment	(6,607)	(6,901)	(5,920)
Purchase of real estate investment	(2,116)	(76,623)	—
Sale of real estate investment	62,036	—	—
Change in short-term investments, net	36,706	(40,638)	—
Purchases – fixed-maturity securities	(1,317,048)	(751,402)	(654,922)
Purchases – equity securities	(86,605)	(11,506)	(24,867)
Sales – fixed-maturity securities	245,618	63,092	113,006
Sales – equity securities	30,623	4,990	4,617
Maturities and calls – fixed-maturity securities	176,501	110,415	216,131
Net cash used in investing activities	(860,892)	(708,573)	(351,955)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	47,498	—
Proceeds from borrowings under credit facility	—	73,000	—
Proceeds from notes payable	50,000	125,000	—
Repayment of credit facility	(62,000)	(43,000)	—
Debt issuance costs	(164)	(2,381)	—
Payroll taxes withheld and remitted on share-based payments	(4,282)	(3,288)	(2,101)
Common stock issued, stock options exercised	877	1,090	982
Dividends paid	(12,954)	(11,927)	(10,021)
Net cash (used in) provided by financing activities	(28,523)	185,992	(11,140)
Net change in cash and cash equivalents	(29,580)	35,234	43,947
Cash and cash equivalents at beginning of year	156,274	121,040	77,093
Cash and cash equivalents at end of year	$126,694	$156,274	$121,040

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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns where applicable. The following table presents the rollforward of the allowance for credit losses for premiums receivable for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$8,067	$3,391
Current period change for estimated uncollectible premiums	9,790	5,988
Write-offs of uncollectible premiums receivable	(4,474)	(1,312)
Ending balance	$13,383	$8,067
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
Property and equipment are included in other assets in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2023	2022
	(in thousands)
Building	$37,181	$33,065
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	3,958	3,444
Software	15,375	11,410
Furniture and fixtures	3,065	2,615
Leasehold improvements	153	—
Land improvements	474	474
Construction in progress - building	6,623	2,618
	74,969	61,766
Accumulated depreciation	(11,565)	(8,291)
Total property and equipment, net	$63,404	$53,475

Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded at fair value at the date of acquisition. The Company's indefinite-lived intangible assets are comprised solely of regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in December 31, 2023, 2022, or 2021. In addition, as of December 31, 2023, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on an actuarial method that uses management’s initial expected loss ratios, expected reporting patterns for losses based on industry data and the Company’s actual reported losses and loss adjustment expenses. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2023 and 2022 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
Revenue recognition
Premiums are recognized as revenue ratably over the term of the insurance contracts, net of ceded reinsurance. Unearned premiums are calculated on a daily pro rata basis. Fee income is recognized as revenue when the related premium is written.
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
Recently adopted accounting pronouncements
There were no recently adopted accounting standards that had a material impact on the Company’s consolidated financial statements.

Prospective accounting pronouncements
ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning one year later. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The Company does not expect the adoption of this guidance to materially affect the consolidated financial statements, and the Company is currently evaluating the effect the guidance will have on its disclosures.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$57	$(806)	$—	$27,254
Obligations of states, municipalities and political subdivisions	191,080	212	(20,248)	—	171,044
Corporate and other securities	1,437,468	5,532	(54,755)	(552)	1,387,693
Asset-backed securities	641,700	2,833	(2,773)	—	641,760
Residential mortgage-backed securities	463,904	1,732	(48,530)	—	417,106
Commercial mortgage-backed securities	72,308	11	(5,416)	(1)	66,902
Total fixed-maturity investments	$2,834,463	$10,377	$(132,528)	$(553)	$2,711,759

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$17,934	$—	$(1,193)	$—	$16,741
Obligations of states, municipalities and political subdivisions	230,746	330	(26,444)	—	204,632
Corporate and other securities	909,285	730	(76,757)	(366)	832,892
Asset-backed securities	361,248	292	(8,534)	—	353,006
Residential mortgage-backed securities	349,066	52	(55,156)	—	293,962
Commercial mortgage-backed securities	65,353	—	(6,486)	—	58,867
Total fixed-maturity investments	$1,933,632	$1,404	$(174,570)	$(366)	$1,760,100

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
As of December 31, 2023, the Company's credit loss review resulted in an allowance for credit losses on 6 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Years Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$366	$—
Increase to allowance from securities for which credit losses were not previously recorded	1	366
Reduction from securities sold during the period	(12)	—
Net increase from securities that had an allowance at the beginning of the period	198	—
Ending balance	$553	$366

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$15,484	$(806)	$15,484	$(806)
Obligations of states, municipalities and political subdivisions	20,886	(221)	121,911	(20,027)	142,797	(20,248)
Corporate and other securities	246,355	(1,444)	651,525	(53,311)	897,880	(54,755)
Asset-backed securities	142,287	(872)	217,401	(1,901)	359,688	(2,773)
Residential mortgage-backed securities	26,158	(49)	268,891	(48,481)	295,049	(48,530)
Commercial mortgage-backed securities	8,775	(55)	56,731	(5,361)	65,506	(5,416)
Total fixed-maturity investments	$444,461	$(2,641)	$1,331,943	$(129,887)	$1,776,404	$(132,528)

At December 31, 2023, in addition to the securities included in the allowance for credit losses, the Company held 967 fixed-maturity securities with a total estimated fair value of $1.8 billion and gross unrealized losses of $132.5 million. Of those securities, 758 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2023, except for securities previously discussed, the securities' in unrealized loss positions were caused by interest rate changes or other market factors and were not credit-specific issues, nor did the Company intend to sell these securities. At December 31, 2023, 83.3% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2023 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$193,054	$191,792
Due after one year through five years	1,051,112	1,038,158
Due after five years through ten years	184,603	167,555
Due after ten years	227,782	188,486
Asset-backed securities	641,700	641,760
Residential mortgage-backed securities	463,904	417,106
Commercial mortgage-backed securities	72,308	66,902
Total fixed maturities	$2,834,463	$2,711,759

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Real estate investments
During the year ended December 31, 2022, the Company purchased a real estate investment property. Real estate investments consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Building	$—	$44,931
Land	14,791	17,946
Intangible in-place lease	—	9,749
Site improvements	—	2,686
Parking deck	—	1,311
	14,791	76,623
Accumulated depreciation	—	(236)
Total real estate investments, net	$14,791	$76,387

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
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest:
Taxable bonds	$92,227	$44,806	$25,654
Municipal bonds (tax exempt)	2,217	3,380	3,501
Cash equivalents and short-term investments	3,004	1,251	12
Dividends on equity securities	5,097	4,406	3,962
Real estate investment income	3,716	234	—
Gross investment income	106,261	54,077	33,129
Investment expenses	(3,926)	(2,795)	(2,081)
Net investment income	$102,335	$51,282	$31,048
Investment expenses included depreciation expense related to real estate investments of $0.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. There were no real estate investments at December 31, 2021.
Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,852	$1,078	$2,944
Realized losses	(2,374)	(904)	(3)
Net realized (losses) gains from fixed-maturity securities	(522)	174	2,941

Equity securities:
Realized gains	7,678	1,363	97
Realized losses	(5,329)	(297)	(210)
Net realized gains (losses) from equity securities	2,349	1,066	(113)

Realized losses from the sales of short-term investments	(37)	(49)	—
Realized gain on sale of real estate investments	4,250	—	—
Net realized investment gains	$6,040	$1,191	$2,828
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

Change in net unrealized gains (losses) on fixed-maturity securities
The change in net unrealized gains (losses) for fixed-maturity securities was $51.0 million, $(193.7) million, and $(29.4) million for the years ended December 31, 2023, 2022, and 2021, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $5.8 million and $5.9 million on deposit with state regulatory authorities at December 31, 2023 and 2022, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $12.3 million and $1.8 million at December 31, 2023 and 2022, respectively. The payable balance was included in the other liabilities line item of the consolidated balance sheet.

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
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2023 and 2022, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,235	$5,019	$—	$27,254
Obligations of states, municipalities and political subdivisions	—	171,044	—	171,044
Corporate and other securities	—	1,387,693	—	1,387,693
Asset-backed securities	—	641,760	—	641,760
Residential mortgage-backed securities	—	417,106	—	417,106
Commercial mortgage-backed securities	—	66,902	—	66,902
Total fixed maturities	22,235	2,689,524	—	2,711,759

Equity securities:
Exchange traded funds	106,300	—	—	106,300
Non-redeemable preferred stock	—	33,173	—	33,173
Common stocks	95,340	—	—	95,340
Total equity securities	201,640	33,173	—	234,813
Short-term investments	1,862	3,727	—	5,589
Total	$225,737	$2,726,424	$—	$2,952,161

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,741	$—	$—	$16,741
Obligations of states, municipalities and political subdivisions	—	204,632	—	204,632
Corporate and other securities	—	832,892	—	832,892
Asset-backed securities	—	353,006	—	353,006
Residential mortgage-backed securities	—	293,962	—	293,962
Commercial mortgage-backed securities	—	58,867	—	58,867
Total fixed maturities	16,741	1,743,359	—	1,760,100

Equity securities:
Exchange traded funds	104,202	—	—	104,202
Non-redeemable preferred stock	—	38,162	—	38,162
Common stocks	10,107	—	—	10,107
Total equity securities	114,309	38,162	—	152,471
Short-term investments	31,366	9,971	—	41,337
Total	$162,416	$1,791,492	$—	$1,953,908
There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million and $125.0 million, less debt issuance cost, and the corresponding estimated fair value was $171.6 million and $117.2 million at December 31, 2023 and 2022, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at December 31, 2023 and 2022. See Note 11 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $11.8 million and $58.0 million at December 31, 2023 and 2022, respectively.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of year	$61,594	$41,968	$31,912
Policy acquisition costs deferred:
Direct commissions	227,755	160,523	111,463
Ceding commissions	(88,449)	(48,022)	(28,965)
Other underwriting and policy acquisition costs	10,982	8,155	6,191
Policy acquisition costs deferred	150,288	120,656	88,689
Amortization of net policy acquisition costs	(123,487)	(101,030)	(78,633)
Balance, end of year	$88,395	$61,594	$41,968
Amortization of net policy acquisition costs is included in underwriting, acquisition and insurance expense in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$198,715	$138,451	$98,847
Ceding commissions	(84,998)	(44,695)	(25,702)
Other underwriting expenses	115,253	86,566	65,448
Total	$228,970	$180,322	$138,593

Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $85.7 million, $64.8 million and $48.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Kinsale collects from or refunds to its subsidiaries the amount of taxes determined as if Kinsale and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2020.
Income tax expense includes the following components for the years ending December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current federal income tax expense	$85,353	$50,641	$36,718
Deferred federal income tax (benefit) expense	(9,429)	(14,191)	(576)
Income tax expense	$75,924	$36,450	$36,142

The Company paid $84.6 million, $43.1 million and $40.6 million in federal income taxes during the years ended December 31, 2023, 2022 and 2021, respectively. Current income taxes payable were $3.2 million and $2.5 million at December 31, 2023 and 2022, respectively, and included in other liabilities in the accompanying consolidated balance sheets.
The prevailing federal income tax rate was 21% in December 31, 2023, 2022 and 2021. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Income tax expense at federal income tax rate	$80,644	$41,068	$39,648
Stock options exercised	(3,676)	(3,240)	(2,148)
Restricted stock award vesting	(1,256)	(1,048)	(677)
Tax-exempt investment income	(347)	(527)	(546)
Other	559	197	(135)
Total	$75,924	$36,450	$36,142

The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Unrealized losses on fixed-maturity securities	$25,655	$36,370
Unpaid losses and loss adjustment expenses	27,422	20,256
Unearned premiums	27,251	19,183
State operating loss carryforwards	6,012	5,351
Stock compensation	2,155	1,521
Allowance for credit losses	2,810	1,694
Other	2,394	474
Deferred tax assets before allowance	93,699	84,849
Less: valuation allowance	(6,182)	(5,188)
Total deferred tax assets	87,517	79,661

Deferred tax liabilities:
Unrealized gains on equity securities	8,667	5,459
Deferred policy acquisition costs, net of ceding commissions	18,563	12,935
Property and equipment	3,005	2,670
Other	1,583	1,614
Total deferred tax liabilities	31,818	22,678
Net deferred tax asset	$55,699	$56,983

At December 31, 2023 and 2022, the Company had state net operating losses ("NOLs") of $126.8 million and $112.9 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2023 and 2022, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2023 and 2022, as the

Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income. With respect to deferred tax assets associated with unrealized losses on fixed-maturity securities, management has the ability and intent to execute a tax planning strategy to hold those securities to recovery or maturity to the extent not matched with realized capital gains or available carry back to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.
The Company did not have any material uncertain tax positions in 2023 or 2022. Management is not aware of any events that would give rise to any material uncertain tax positions.

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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2023	2022	2021
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,238,402	$881,344	$636,013
Less: reinsurance recoverable on unpaid losses	177,039	117,561	83,730
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,061,363	763,783	552,283
Incurred losses and loss adjustment expenses:
Current year	635,993	493,800	356,401
Prior years	(35,774)	(35,887)	(31,986)
Total net losses and loss adjustment expenses incurred	600,219	457,913	324,415
Payments:
Current year	38,565	49,205	23,765
Prior years	171,499	111,128	89,150
Total payments	210,064	160,333	112,915
Net reserves for unpaid losses and loss adjustment expenses, end of year	1,451,518	1,061,363	763,783
Reinsurance recoverable on unpaid losses, net of allowance	241,357	177,039	117,561
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$1,692,875	$1,238,402	$881,344

During the year ended December 31, 2023, prior accident years developed favorably by $35.8 million, of which $49.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to long-tailed property damage claims within the construction-related primary casualty business that are more exposed to the increase in inflation.

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
During the year ended December 31, 2021, prior accident years developed favorably by $32.0 million, of which $33.7 million was attributable to the 2020 accident year and was related to a lower-than-expected levels of reported losses. Although the Company did not have any significant direct COVID-19 loss exposure, the related disruption in the court system and the general economy created additional uncertainty in estimating loss reserves in 2020. As a result, accident year 2020 actuarial assumptions were adjusted in 2020 to increase IBNR to account for this additional uncertainty. In 2021, the Company's outlook was more favorable than in the prior year and, based on observed trends, the Company reevaluated and adjusted certain assumptions for accident year 2020 to reflect the favorable experience. In addition, $3.8 million of favorable development was attributable to accident year 2019 due to reported losses emerging at lower levels than expected. This favorable development was offset in part by adverse development, mostly attributable to the 2016 and 2018 accident years due to modest adjustments in actuarial assumptions.
Current accident year incurred losses and loss adjustment expenses for the year ended December 31, 2021 included $8.6 million of catastrophe losses primarily related to Hurricane Ida and winter storms Uri and Viola in Texas.
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2023
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2019	$14,914	$13,909	$15,572	$16,748	$15,357	$—	643
2020		40,612	37,939	36,807	37,078	214	2,309
2021			36,531	33,518	29,750	1,403	1,144
2022				67,127	53,676	4,744	2,330
2023					75,517	47,874	902
				Total	$211,378

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
	($ in thousands)
2019	$9,852	$12,581	$13,996	$14,511	$15,223
2020		19,897	30,321	31,765	35,023
2021			14,268	21,257	27,324
2022				33,004	46,965
2023					20,267
				Total	144,802
		All outstanding liabilities before 2019, net of reinsurance			3
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$66,579
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	50.8%	23.8%	11.2%	6.1%	4.6%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2014	$18,847	$14,289	$11,748	$11,217	$10,948	$10,988	$10,620	$10,266	$9,880	$9,868	$177	273
2015		18,883	16,777	14,896	13,583	13,942	13,548	13,414	13,066	12,759	93	259
2016			19,170	14,693	14,675	14,322	13,583	13,602	13,228	12,707	16	311
2017				18,116	17,097	16,120	15,794	14,989	13,698	13,471	661	372
2018					22,429	20,234	18,612	17,057	14,411	14,272	1,346	465
2019						34,693	29,056	26,426	24,489	21,788	4,227	562
2020							55,630	44,641	38,287	33,667	13,458	784
2021								84,018	66,191	52,935	36,436	1,077
2022									101,064	81,394	59,239	1,205
2023										115,858	98,185	1,336
									Total	$368,719

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
	($ in thousands)
2014	$435	$1,865	$5,039	$6,385	$8,290	$9,415	$9,491	$9,628	$9,638	$9,691
2015		217	4,496	7,563	9,238	11,372	11,522	12,142	12,463	12,474
2016			1,158	3,015	6,907	9,839	11,381	12,105	12,299	12,691
2017				340	4,897	8,252	10,484	11,357	12,235	12,335
2018					507	5,030	8,931	10,330	11,205	12,623
2019						2,487	6,005	10,123	14,476	15,406
2020							1,002	7,446	12,551	18,589
2021								1,146	8,437	12,895
2022									3,052	12,381
2023										4,830
									Total	123,915
	All outstanding liabilities before 2014, net of reinsurance									76
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$244,880

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2014	$47,805	$40,668	$38,049	$36,678	$39,313	$41,859	$42,434	$41,367	$41,677	$41,820	$2,546	1,261
2015		59,717	51,739	49,122	52,100	54,697	54,090	54,090	54,637	55,259	4,062	1,913
2016			61,440	55,680	53,549	55,534	57,401	60,861	64,612	65,323	6,331	1,640
2017				71,126	67,151	68,985	70,641	71,117	69,911	76,715	10,589	2,141
2018					86,157	78,331	78,386	83,952	93,215	97,005	17,691	2,380
2019						112,266	109,994	108,138	107,480	115,681	35,995	2,370
2020							154,619	136,212	131,082	135,045	86,636	2,681
2021								200,598	190,879	193,722	144,372	2,827
2022									272,692	271,399	227,940	3,064
2023										372,245	358,062	2,195
									Total	$1,424,214

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
	($ in thousands)
2014	$698	$3,081	$8,489	$17,576	$23,771	$31,026	$34,338	$35,807	$37,375	$38,169
2015		941	3,161	12,685	28,385	37,690	41,724	44,161	47,106	49,147
2016			1,099	6,015	17,225	28,924	34,437	43,311	51,533	55,595
2017				1,581	9,352	22,407	37,736	46,025	52,069	61,108
2018					2,638	10,995	22,860	35,138	54,441	72,174
2019						3,944	16,687	30,518	46,478	69,384
2020							2,400	8,673	17,805	32,606
2021								3,205	12,944	31,494
2022									4,658	23,084
2023										4,329
									Total	437,090
			All outstanding liabilities before 2014, net of reinsurance							2,868
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$989,992

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	4.6%	21.0%	22.7%	16.3%	10.8%	6.9%	2.0%	2.3%	0.1%	0.5%
Casualty - occurrence	2.0%	7.1%	13.1%	17.9%	15.1%	12.9%	9.2%	5.0%	3.7%	1.9%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2023
Net outstanding liabilities
Property	$66,579
Casualty - claims made	244,880
Casualty - occurrence	989,992
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,301,451

Reinsurance recoverable on unpaid claims
Property	60,888
Casualty - claims made	21,393
Casualty - occurrence	159,820
Allowance for credit losses	(744)
Total reinsurance recoverable on unpaid claims	241,357
Unallocated claims adjustment expenses	149,323
Allowance for credit losses	744
Gross liability for unpaid claims and claim adjustment expense	$1,692,875

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Written:
Direct	$1,568,815	$1,102,092	$764,373
Ceded	(304,185)	(165,282)	(104,164)
Net written	$1,264,630	$936,810	$660,209

Earned:
Direct	$1,367,141	$950,145	$677,630
Ceded	(294,604)	(156,026)	(94,751)
Net earned	$1,072,537	$794,119	$582,879
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $115.9 million, $117.9 million and $49.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables on paid losses	$6,479	$43,415
Reinsurance recoverables on unpaid losses	241,357	177,039
Reinsurance recoverables	$247,836	$220,454
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance recoverables are from companies with A.M. Best ratings of "A-" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company recorded an allowance for credit losses of $0.7 million and $0.5 million related to its reinsurance balances at December 31, 2023 and 2022, respectively; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2023, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $64.1 million, $31.0 million, $27.3 million, $23.4 million and $17.7 million, representing 66.0% of the total balance.
At December 31, 2023, unearned premiums ceded to five reinsurers were $11.9 million, $6.1 million, $5.5 million, $5.4 million, and $4.9 million representing 64.4% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2023 or 2022.
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
The Company recognized total equity-based compensation expense of $9.4 million, $6.7 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
A summary of option activity as of December 31, 2023 and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	256,357	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(54,797)	16.00
Outstanding at December 31, 2023	201,560	$16.00	2.6	$64,280
Exercisable at December 31, 2023	201,560	$16.00	2.6	$64,280

The total intrinsic value of options exercised was $17.7 million during the year ended December 31, 2023 and $15.6 million during the year ended December 31, 2022.
Restricted Stock Awards
During 2023, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	98,621	$182.37
Granted	51,176	$313.35
Vested	(40,951)	$163.98
Forfeited	(1,024)	$252.44
Nonvested outstanding at the end of the period	107,822	$250.86
Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2023, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 13,556.
The per share weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2023, 2022 and 2021 was $313.35, $211.86 and $185.00, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2023, 2022 and 2021 was $12.8 million, $10.0 million and $6.8 million, respectively. As of December 31, 2023, the Company had $19.2 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.
Subsequent Events
The Board of Directors granted 3,576 restricted stock awards on January 1, 2024 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock awards had a fair value on the date of grant of $334.91 per share and will vest on the first anniversary date of the grant.
On February 12, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend is payable on March 13, 2024 to all stockholders of record on February 27, 2024.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Net income	$308,093	$159,114	$152,659

Weighted average common shares outstanding - basic	23,045	22,815	22,693
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	214	269	324
Restricted stock awards	48	41	45
Total dilutive effect of shares issued under stock compensation arrangements	262	310	369
Weighted average common shares outstanding - diluted	23,307	23,125	23,062

Earnings per common share:
Basic	$13.37	$6.97	$6.73
Diluted	$13.22	$6.88	$6.62

There were 1 thousand, zero and 30 thousand anti-dilutive stock awards for the years ended December 31, 2023, 2022 and 2021, respectively.
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

11.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential") and the purchasers of the Series A Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the "Note Purchasers"). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes") to the Note Purchasers. The Note Purchase Agreement also provides for the issuance of additional shelf notes issued thereunder (the "Shelf Notes" and, together with the Series A Notes, the "Notes") not to exceed $150.0 million of Notes outstanding thereunder.
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
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") that provided the Company with a $50.0 million senior unsecured revolving credit facility (the "Credit Facility") and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). In September 2023, the Company used proceeds from the sale of its real estate investment property to pay down $62.0 million from the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2023, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.84%.
The following table presents the Company's outstanding debt as of December 31, 2023 and December 31, 2022:

	Issuance	Maturities	December 31, 2023	December 31, 2022
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$73,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	—
Less: Unamortized debt issuance costs			(2,154)	(2,253)
Total debt			$183,846	$195,747
Interest paid under both agreements totaled $10.5 million, $2.4 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2023, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

12.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.

In June 2019, Marie Hughes, as authorized administrator for the estate of George Hughes, filed a wrongful death claim against Venetian Hills Apartments, LLC ("Venetian Hills") in DeKalb County in Georgia state court. On December 20, 2023, the jury awarded a verdict to the plaintiff of $140 million.
Venetian Hills was a policyholder of a $1 million general liability policy issued by Kinsale Insurance. The Company believes exclusions in the policy apply to the claim and intends to defend any action related to this proceeding vigorously. The Company expects to appeal the verdict at the conclusion of post trial motions and does not expect a resolution as to the Company’s liability, if any, with respect to this matter in the foreseeable future, and potentially for multiple years.
The Company does not believe this legal proceeding will have a material adverse effect on its results of operations or business. The Company believes adequate provision has been made in its consolidated financial statements and its existing reserves account for liabilities to the Company relating to claims such as this legal proceeding.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $3.8 million, $3.1 million and $2.2 million in 2023, 2022 and 2021, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2023	2022	2021
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes:	$49,384	$(193,970)	$(26,792)
Income tax (expense) benefit	(10,371)	40,734	5,626
Unrealized gains (losses) arising during the period, net of income taxes	39,013	(153,236)	(21,166)
Less reclassification adjustment:
Net realized investment (losses) gains on available-for-sale investments	(1,443)	121	2,644
Income tax benefit (expense)	303	(25)	(555)
Reclassification adjustment included in net income	(1,140)	96	2,089
Change in allowance for credit losses on investments, before income taxes	(187)	(366)	—
Income tax benefit	39	77	—
Reclassification adjustment included in net income	(148)	(289)	—
Other comprehensive income (loss)	$40,301	$(153,043)	$(23,255)

The sale of or credit loss on an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.      Underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions. Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Commercial:
Commercial Property	$411,956	$181,505	$72,392
Excess Casualty	194,049	147,485	108,487
Small Business Casualty	174,080	149,366	112,553
Construction	137,887	122,524	101,441
General Casualty	118,745	69,784	36,037
Allied Health	67,808	58,839	51,945
Products Liability	61,786	60,374	55,070
Small Business Property	43,893	21,002	6,160
Life Sciences	41,379	41,346	40,487
Entertainment	39,218	22,268	12,401
Energy	38,637	32,217	19,710
Professional Liability	35,743	30,313	22,626
Management Liability	26,617	28,856	28,031
Environmental	25,938	19,455	13,584
Excess Professional	24,033	22,826	21,340
Health Care	20,378	16,916	11,156
Public Entity	20,028	15,512	9,977
Commercial Auto	19,050	5,950	977
Inland Marine	18,669	14,396	9,752
Aviation	6,453	4,424	2,099
Ocean Marine	2,339	765	215
Product Recall	1,637	1,419	810
Railroad	15	—	—
Total commercial	1,530,338	1,067,542	737,250
Personal:
Personal Insurance	24,182	31,289	27,002
High Value Homeowners	14,295	3,261	121
Total personal	38,477	34,550	27,123
Total	$1,568,815	$1,102,092	$764,373

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

Small Business Casualty underwrites commercial general liability on smaller risks, generally businesses with revenues not exceeding $2.5 million, with an emphasis on artisan contractors and premises related exposures.
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
Small Business Property underwrites Commercial Property coverage for smaller properties, generally with total insured values not exceeding $3.5 million, including banks, daycare centers, strip malls, and greenhouses, among others.
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
Professional Liability underwrites small-to-medium sized non-medical professional liability risks. The classes of risks include accountants, architects and engineers, financial planners, insurance agents, lawyers, realtors and certain other professions.
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
Excess Professional underwrites excess coverage over an array of insurance products in Allied Health, Management Liability, Health Care and Professional Liability.
Health Care underwrites medical professional liability for physicians, surgeons, dentists, chiropractors and podiatrists. Policies cover both individuals and small practice groups.
Public Entity underwrites law enforcement professional liability and school board liability.
Commercial Auto underwrites garage liability and excess auto coverages.
Inland Marine underwrites a variety of inland marine coverages including builders risk, contractors' equipment, transportation risks and mobile equipment.
Aviation underwrites general liability coverage for small-to-medium sized aviation-related businesses.
Ocean Marine underwrites marine cargo coverage for small-to-medium sized risks that transport goods and products in domestic inland waterways and certain U.S. coastal waters.
Product Recall underwrites recall expense and liability coverage for life sciences and general products sector consumable, commercial and consumer goods.

Railroad underwrites excess liability for Class III short line railroads, railroad support activities and contractors and other miscellaneous railroad-related risks.
Personal Insurance writes homeowners' coverage on manufactured homes with catastrophe exposure due to coastal location.
High Value Homeowners underwrites first party homeowners' coverage on homes valued above $1.0 million on a primary and excess basis.
The Company does business with three unaffiliated insurance brokers that generated $316.5 million, $286.8 million and $178.7 million of gross written premiums for the year ended December 31, 2023, representing 20.2%, 18.3% and 11.4% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2023.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2023, 2022, and 2021 and for the years then ended are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Statutory net income	$259,042	$151,105	$115,885
Statutory capital and surplus	$1,167,382	$835,664	$606,910

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2023 and 2022, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2024 without prior approval is $257.3 million.

17.     Immaterial Correction to Prior Period Financial Statements for Accounting Policy Change
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
The Company presented $27.0 million as fee income for the year ended December 31, 2023 in the consolidated statements of income and comprehensive income. The Company reclassified $19.6 million and $13.7 million to fee income from underwriting, acquisition and insurance expenses in the previously issued financial statements on Form 10-K for the years ended December 31, 2022 and 2021, respectively, to correct prior periods’ presentation. The Company considered the qualitative and quantitative impacts and determined that the correction was not material to the Company's previously issued consolidated financial statements.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value (if applicable)	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$27,254	$27,254
Obligations of states, municipalities and political subdivisions	191,080	171,044	171,044
Corporate and other securities	1,437,468	1,387,693	1,387,693
Asset-backed securities	641,700	641,760	641,760
Residential mortgage-backed securities	463,904	417,106	417,106
Commercial mortgage-backed securities	72,308	66,902	66,902
Total fixed maturities	2,834,463	2,711,759	2,711,759
Equity securities:
Common stocks:
ETFs (industrial, miscellaneous and all other)	65,401	106,300	106,300
Banks, trust and insurance companies	22,090	24,528	24,528
Industrial, miscellaneous and all other	67,763	70,812	70,812
Non-redeemable preferred stock	38,289	33,173	33,173
Total equity securities	193,543	234,813	234,813
Short-term investments	5,601	5,589	5,589
Real estate investments (none acquired in satisfaction of debt)	14,791		14,791
Total investments	$3,048,398		$2,966,952

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2023	2022
	(in thousands)
Assets
Cash and cash equivalents	$17,082	$34,789
Due from subsidiaries	26,479	81,505
Investment in subsidiaries	1,230,371	827,911
Deferred income tax asset, net	1,673	1,301
Other assets	410	278
Total assets	$1,276,015	$945,784

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$2,042	$1,558
Income taxes payable	3,201	2,948
Debt	183,846	195,747
Other liabilities	94	82
Total liabilities	189,183	200,335

Stockholders’ equity:
Common stock	232	231
Additional paid-in capital	352,970	347,015
Retained earnings	828,247	533,121
Accumulated other comprehensive income	(94,617)	(134,918)
Stockholders’ equity	1,086,832	745,449
Total liabilities and stockholders’ equity	$1,276,015	$945,784

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues:
Management fees from subsidiaries	$11,918	$8,686	$7,002
Net investment income	—	121	—
Net realized investment gains	—	8	—
Total revenues	11,918	8,815	7,002

Expenses:
Operating expenses	13,007	9,765	7,972
Interest expense	10,301	4,284	994
Total expenses	23,308	14,049	8,966
Loss before income taxes	(11,390)	(5,234)	(1,964)
Income tax benefit	(7,324)	(5,387)	(3,424)
(Loss) income before equity in net income of subsidiaries	(4,066)	153	1,460
Equity in net income of subsidiaries	312,159	158,961	151,199
Net income	308,093	159,114	152,659

Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	40,301	(153,043)	(23,255)
Total comprehensive income	$348,394	$6,071	$129,404

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net income	$308,093	$159,114	$152,659
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(372)	(367)	(347)
Stock compensation expense	9,361	6,678	4,844
Equity in undistributed earnings of subsidiaries	(312,159)	(158,961)	(151,199)
Changes in operating assets and liabilities	55,893	(71,639)	3,955
Dividends received from subsidiary	—	—	8,000
Net cash provided by (used in) operating activities	60,816	(65,175)	17,912

Investing activities
Contributions to subsidiary	(50,000)	(100,624)	(571)
Net cash used in investing activities	(50,000)	(100,624)	(571)

Financing activities
Common stock issued, net of transaction costs	—	47,498	—
Proceeds from credit facility	—	73,000	—
Proceeds from notes payable	50,000	125,000	—
Repayment of credit facility	(62,000)	(43,000)	—
Debt issuance costs	(164)	(2,381)	—
Payroll taxes withheld and remitted on share-based payments	(4,282)	(3,288)	(2,101)
Common stock issued, stock options exercised	877	1,090	982
Dividends paid	(12,954)	(11,927)	(10,021)
Net cash (used in) provided by financing activities	(28,523)	185,992	(11,140)
Net change in cash and cash equivalents	(17,707)	20,193	6,201
Cash and cash equivalents at beginning of year	34,789	14,596	8,395
Cash and cash equivalents at end of year	$17,082	$34,789	$14,596

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
Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential") and the purchasers of the Series A Notes (as defined below), named in the Purchaser Schedule attached thereto (collectively, the "Note Purchasers"). Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes") to the Note Purchasers. The Note Purchase Agreement also provides for the issuance of additional shelf notes issued thereunder (the "Shelf Notes" and, together with the Series A Notes, the "Notes") not to exceed $150.0 million of Notes outstanding thereunder.
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
Credit Agreement
On May 28, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") that provided the Company with a $50.0 million senior unsecured revolving credit facility (the "Credit Facility") and an uncommitted accordion feature that permits the Company to increase the commitments by an additional $30.0 million. On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement extended the maturity date to July 22, 2027, and increased the aggregate commitment to $100.0 million, with the option to increase the aggregate commitment by $30.0 million, subject to the Company obtaining commitments from existing or new lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). In September 2023, the Company used proceeds from the sale of its real estate investment property to pay down $62.0 million from the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2023, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.84%.
The following table presents the Company's outstanding debt as of December 31, 2023 and December 31, 2022:

	Issuance	Maturities	September 30, 2023	December 31, 2022
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$73,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	—
Less: Unamortized debt issuance costs			(2,154)	(2,253)
Total debt			$183,846	$195,747
Interest paid under both agreements totaled $10.5 million, $2.4 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of December 31, 2023, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

Dividends from subsidiary
There were no cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company for the years ended December 31, 2023 or 2022. Cash dividends paid by the insurance subsidiary were $8.0 million for the year ended December 31, 2021.
Contingencies
Liabilities for loss contingencies, arising from non-insurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2023:
Allowance for premiums receivable	$8,067	$9,790	$4,474	$13,383
Valuation allowance for deferred tax assets	5,188	994	—	6,182
Allowance for reinsurance recoverables	459	285	—	744
Allowance for credit losses on fixed-maturity investments	366	199	12	553

Year Ended December 31, 2022:
Allowance for premiums receivable	3,391	5,988	1,312	8,067
Valuation allowance for deferred tax assets	4,159	1,029	—	5,188
Allowance for reinsurance recoverables	400	59	—	459
Allowance for credit losses on fixed-maturity investments	—	366	—	366

Year Ended December 31, 2021:
Allowance for premiums receivable	3,087	2,189	1,885	3,391
Valuation allowance for deferred tax assets	3,491	668	—	4,159
Allowance for reinsurance recoverables	282	118	—	400

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2023 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our non-employee directors and executive officers are required to be made in accordance with our Policy on the Prevention of Insider Trading and Selective Disclosure (the "Insider Trading Policy"), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our non-employee directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.

During the fourth quarter of 2023, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
Our independent registered public accounting firm is KPMG LLP, Richmond, VA, Auditor Firm ID: 185.
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

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on February 25, 2022)
10.1+	Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)
10.1a+
Amendment to Outstanding Awards under the Kinsale Capital Group Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1a to the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2018)

10.1b+	Amendment to the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan
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

10.6a
First Amendment to the Note Purchase and Private Shelf Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).

10.7
Amended and Restated Credit Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.7a
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).

21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2024.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe	President, Chief Executive Officer and Director	February 23, 2024
Michael P. Kehoe	(Principal Executive Officer)

/s/ Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 23, 2024
Bryan P. Petrucelli	(Principal Financial and Accounting Officer)

/s/ Steven J. Bensinger	Director	February 23, 2024
Steven J. Bensinger

/s/ Teresa P. Chia	Director	February 23, 2024
Teresa P. Chia

/s/ Robert V. Hatcher, III	Director	February 23, 2024
Robert V. Hatcher, III

/s/ Anne C. Kronenberg	Director	February 23, 2024
Anne C. Kronenberg

/s/ Robert Lippincott III	Director	February 23, 2024
Robert Lippincott III

/s/ James J. Ritchie	Director	February 23, 2024
James J. Ritchie

/s/ Frederick L. Russell, Jr.	Director	February 23, 2024
Frederick L. Russell, Jr.

/s/ Gregory M. Share	Director	February 23, 2024
Gregory M. Share