Form 10-Q
period 2024-03-31
Kinsale Capital Group, Inc.
filed 2024-04-25
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 19, 2024: 23,276,419

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
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations; and
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $2,987,650, allowance for credit losses: $543 – 2024; $2,834,463 and $553 –2023)	$2,852,360	$2,711,759
Equity securities, at fair value (cost: $228,332 – 2024; $193,543 – 2023)	287,655	234,813
Real estate investments, net	15,032	14,791
Short-term investments	5,644	5,589
Total investments	3,160,691	2,966,952
Cash and cash equivalents	136,132	126,694
Investment income due and accrued	21,843	21,689
Premiums and fees receivable, net of allowance for credit losses of $15,482 – 2024; $13,383 – 2023	159,154	143,212
Reinsurance recoverables, net of allowance for credit losses of $784 – 2024; $744 – 2023	272,215	247,836
Ceded unearned premiums	57,031	52,516
Deferred policy acquisition costs, net of ceding commissions	94,489	88,395
Intangible assets	3,538	3,538
Deferred income tax asset, net	56,100	55,699
Other assets	70,094	66,443
Total assets	$4,031,287	$3,772,974

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$1,844,787	$1,692,875
Unearned premiums	747,402	701,351
Payable to reinsurers	47,806	47,582
Accounts payable and accrued expenses	16,302	44,922
Debt	183,915	183,846
Other liabilities	20,106	15,566
Total liabilities	2,860,318	2,686,142

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,275,915 and 23,181,919 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	233	232
Additional paid-in capital	351,584	352,970
Retained earnings	923,709	828,247
Accumulated other comprehensive loss	(104,557)	(94,617)
Total stockholders’ equity	1,170,969	1,086,832
Total liabilities and stockholders’ equity	$4,031,287	$3,772,974
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Revenues:
Gross written premiums	$448,644	$357,588
Ceded written premiums	(97,590)	(58,558)
Net written premiums	351,054	299,030
Change in unearned premiums	(41,536)	(61,872)
Net earned premiums	309,518	237,158
Fee income	8,092	6,201
Net investment income	32,933	20,695
Change in the fair value of equity securities	18,053	3,518
Net realized investment gains (losses)	3,866	(4,652)
Change in allowance for credit losses on investments	10	(81)
Other income	319	306
Total revenues	372,791	263,145

Expenses:
Losses and loss adjustment expenses	186,786	139,034
Underwriting, acquisition and insurance expenses	65,753	52,746
Interest expense	2,422	2,570
Other expenses	1,963	402
Total expenses	256,924	194,752
Income before income taxes	115,867	68,393
Total income tax expense	16,926	12,593
Net income	98,941	55,800
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(9,940)	17,509
Total comprehensive income	$89,001	$73,309

Earnings per share:
Basic	$4.28	$2.43
Diluted	$4.24	$2.40

Weighted-average shares outstanding:
Basic	23,108	23,008
Diluted	23,335	23,290

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	(9,940)
Net income	—	—	—	98,941	—	98,941
Balance at March 31, 2024	23,275,915	$233	$351,584	$923,709	$(104,557)	$1,170,969

Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	$232	$347,222	$585,686	$(117,409)	$815,731

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities:
Net cash provided by operating activities	$210,359	$197,604

Investing activities:
Purchase of property and equipment	(3,511)	(2,660)
Purchase of real estate investment	(227)	(558)
Change in short-term investments, net	—	15,066
Purchases – fixed-maturity securities	(297,392)	(258,220)
Purchases – equity securities	(49,766)	(20,300)
Sales – fixed-maturity securities	67,795	49,220
Sales – equity securities	10,123	1,137
Maturities and calls – fixed-maturity securities	80,464	26,103
Net cash used in investing activities	(192,514)	(190,212)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(5,842)	(2,104)
Proceeds from stock options exercised	933	324
Dividends paid	(3,498)	(3,238)
Net cash used in financing activities	(8,407)	(5,018)
Net change in cash and cash equivalents	9,438	2,374
Cash and cash equivalents at beginning of year	126,694	156,274
Cash and cash equivalents at end of period	$136,132	$158,648
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,846	$2	$(798)	$—	$16,050
Obligations of states, municipalities and political subdivisions	176,615	41	(20,838)	—	155,818
Corporate and other securities	1,556,856	2,327	(57,447)	(543)	1,501,193
Asset-backed securities	661,728	1,874	(2,595)	—	661,007
Residential mortgage-backed securities	496,277	1,708	(53,809)	—	444,176
Commercial mortgage-backed securities	79,328	25	(5,237)	—	74,116
Total fixed-maturity investments	$2,987,650	$5,977	$(140,724)	$(543)	$2,852,360

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$57	$(806)	$—	$27,254
Obligations of states, municipalities and political subdivisions	191,080	212	(20,248)	—	171,044
Corporate and other securities	1,437,468	5,532	(54,755)	(552)	1,387,693
Asset-backed securities	641,700	2,833	(2,773)	—	641,760
Residential mortgage-backed securities	463,904	1,732	(48,530)	—	417,106
Commercial mortgage-backed securities	72,308	11	(5,416)	(1)	66,902
Total fixed-maturity investments	$2,834,463	$10,377	$(132,528)	$(553)	$2,711,759
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
At March 31, 2024, the Company's credit loss review resulted in an allowance for credit losses on 5 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$553	$366
Increase to allowance from securities for which credit losses were not previously recorded	—	—
Reduction from securities sold during the period	—	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(10)	81
Ending balance	$543	$447

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$1,696	$(8)	$13,804	$(790)	$15,500	$(798)
Obligations of states, municipalities and political subdivisions	21,166	(173)	129,079	(20,665)	150,245	(20,838)
Corporate and other securities	494,795	(3,753)	622,410	(53,694)	1,117,205	(57,447)
Asset-backed securities	230,217	(1,104)	94,313	(1,491)	324,530	(2,595)
Residential mortgage-backed securities	65,201	(550)	257,740	(53,259)	322,941	(53,809)
Commercial mortgage-backed securities	6,265	(56)	55,914	(5,181)	62,179	(5,237)
Total fixed-maturity investments	$819,340	$(5,644)	$1,173,260	$(135,080)	$1,992,600	$(140,724)

At March 31, 2024, the Company held 1,108 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.0 billion and gross unrealized losses of $140.7 million. Of these securities, 697 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2024, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2024, 80.2% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2024 are summarized, by contractual maturity, as follows:

	March 31, 2024
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$242,811	$241,437
Due after one year through five years	1,056,823	1,038,586
Due after five years through ten years	231,447	213,499
Due after ten years	219,236	179,539
Asset-backed securities	661,728	661,007
Residential mortgage-backed securities	496,277	444,176
Commercial mortgage-backed securities	79,328	74,116
Total fixed-maturity securities	$2,987,650	$2,852,360

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million and $14.8 million at March 31, 2024 and December 31, 2023, respectively. There was no accumulated depreciation on real estate investments at March 31, 2024 and December 31, 2023.
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest:
Taxable bonds	$31,391	$18,104
Tax exempt municipal bonds	439	636
Cash equivalents and short-term investments	543	713
Dividends on equity securities	1,376	1,143
Real estate investment income	153	1,358
Gross investment income	33,902	21,954
Investment expenses	(969)	(1,259)
Net investment income	$32,933	$20,695

There was no depreciation expense related to real estate investments for the three months ended March 31, 2024 as the Company sold the related assets during 2023. Investment expenses included depreciation expense related to real estate investments of $0.5 million for the three months ended March 31, 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed-maturity securities:
Realized gains	$95	$399
Realized losses	(106)	(1,259)
Net realized losses from fixed-maturity securities	(11)	(860)

Equity securities:
Realized gains	3,881	15
Realized losses	—	(3,800)
Net realized gains (losses) from equity securities	3,881	(3,785)
Realized losses from the sales of short-term investments	—	(7)
Realized loss on sale of real estate investments	(4)	—
Net realized investment gains (losses)	$3,866	$(4,652)
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
Change in net unrealized (losses) gains on fixed-maturity securities
For the three months ended March 31, 2024 and 2023, the changes in net unrealized (losses) gains for fixed-maturity securities were $(12.6) million and $22.2 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $5.3 million and $5.8 million on deposit with state regulatory authorities at March 31, 2024 and December 31, 2023, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $4.5 million and $12.3 million at March 31, 2024 and December 31, 2023, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,050	$—	$—	$16,050
Obligations of states, municipalities and political subdivisions	—	155,818	—	155,818
Corporate and other securities	—	1,501,193	—	1,501,193
Asset-backed securities	—	661,007	—	661,007
Residential mortgage-backed securities	—	444,176	—	444,176
Commercial mortgage-backed securities	—	74,116	—	74,116
Total fixed-maturity securities	16,050	2,836,310	—	2,852,360

Equity securities:
Exchange traded funds	116,430	—	—	116,430
Non-redeemable preferred stock	—	34,672	—	34,672
Common stocks	136,553	—	—	136,553
Total equity securities	252,983	34,672	—	287,655
Short-term investments	1,886	3,758	—	5,644
Total	$270,919	$2,874,740	$—	$3,145,659

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,235	$5,019	$—	$27,254
Obligations of states, municipalities and political subdivisions	—	171,044	—	171,044
Corporate and other securities	—	1,387,693	—	1,387,693
Asset-backed securities	—	641,760	—	641,760
Residential mortgage-backed securities	—	417,106	—	417,106
Commercial mortgage-backed securities	—	66,902	—	66,902
Total fixed-maturity securities	22,235	2,689,524	—	2,711,759

Equity securities:
Exchange traded funds	106,300	—	—	106,300
Non-redeemable preferred stock	—	33,173	—	33,173
Common stocks	95,340	—	—	95,340
Total equity securities	201,640	33,173	—	234,813
Short-term investments	1,862	3,727	—	5,589
Total	$225,737	$2,726,424	$—	$2,952,161
There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 or December 31, 2023.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $170.1 million and $171.6 million at March 31, 2024 and December 31, 2023, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at March 31, 2024 and December 31, 2023. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $32.1 million and $11.8 million at March 31, 2024 and December 31, 2023, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$13,383	$8,067
Current period change for estimated uncollectible premiums	4,263	2,407
Write-offs of uncollectible premiums receivable	(2,164)	(347)
Ending balance	$15,482	$10,127

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$88,395	$61,594
Policy acquisition costs deferred:
Direct commissions	65,555	51,364
Ceding commissions	(28,446)	(17,378)
Other underwriting and policy acquisition costs	3,141	2,646
Policy acquisition costs deferred	40,250	36,632
Amortization of net policy acquisition costs	(34,156)	(28,782)
Balance, end of period	$94,489	$69,444
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Building	$37,181	$37,181
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,206	3,958
Software	16,505	15,375
Furniture and fixtures	3,065	3,065
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress - building	8,535	6,623
Property and equipment	78,259	74,969
Accumulated depreciation	(12,651)	(11,565)
Total property and equipment, net	$65,608	$63,404

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2024 and 2023 consist of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$58,366	$43,169
Ceding commissions	(26,827)	(16,559)
Other underwriting expenses	34,214	26,136
Total	$65,753	$52,746
Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, bonus and employee benefits expenses of $24.7 million and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. See Note 15 for further information regarding underwriting, acquisition and insurance expenses.

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

The total compensation cost that has been charged against income for share-based compensation arrangements was $3.5 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
Restricted Stock Awards
During the three months ended March 31, 2024, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	107,822	$250.86
Granted	47,529	$502.54
Vested	(33,940)	$247.58
Forfeited	(548)	$217.21
Non-vested outstanding at the end of the period	120,863	$351.96
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the three months ended March 31, 2024, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 11,318.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the three months ended March 31, 2024 and 2023 was $502.54 and $313.51, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2024 and 2023 was $16.9 million and $6.9 million, respectively. As of March 31, 2024, the Company had $39.8 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.7 years.
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

A summary of option activity as of March 31, 2024, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	201,560	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(58,333)	16.00
Outstanding at March 31, 2024	143,227	$16.00	2.3	$72,865
Exercisable at March 31, 2024	142,227	$16.00	2.3	$72,865
The total intrinsic value of options exercised was $28.1 million and $6.0 million during the three months ended March 31, 2024 and 2023, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net income	$98,941	$55,800

Weighted average common shares outstanding - basic	23,108	23,008
Effect of potential dilutive securities:
Conversion of stock options	171	234
Conversion of restricted stock	56	48
Weighted average common shares outstanding - diluted	23,335	23,290

Earnings per common share:
Basic	$4.28	$2.43
Diluted	$4.24	$2.40
There were 44 thousand and 47 thousand anti-dilutive stock awards for the three months ended March 31, 2024 and 2023, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 14.6% and 18.4% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock options exercised, stock-based compensation and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2024	2023
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,692,875	$1,238,402
Less: reinsurance recoverable on unpaid losses	241,357	177,039
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,451,518	1,061,363
Incurred losses and loss adjustment expenses:
Current year	195,232	148,077
Prior years	(8,446)	(9,043)
Total net losses and loss adjustment expenses incurred	186,786	139,034

Payments:
Current year	4,123	1,452
Prior years	50,599	43,749
Total payments	54,722	45,201
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,583,582	1,155,196
Reinsurance recoverable on unpaid losses	261,205	198,955
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$1,844,787	$1,354,151
During the three months ended March 31, 2024, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2023 developed favorably by $8.4 million, of which $16.3 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2018 and 2019 accident years due to construction defect claims and from the 2020 accident year due to a large property claim.
During the three months ended March 31, 2023, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2022 developed favorably by $9.0 million, of which $12.6 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2019 accident years due primarily to construction defect claims within the primary casualty business that is more exposed to the recent increase in inflation.

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Premiums written:
Direct	$448,644	$357,588
Ceded	(97,590)	(58,558)
Net written	$351,054	$299,030

Premiums earned:
Direct	$402,592	$293,536
Ceded	(93,074)	(56,378)
Net earned	$309,518	$237,158
The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$29,261	$36,009
The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables on paid losses	$11,010	$6,479
Reinsurance recoverables on unpaid losses, net	261,205	241,357
Reinsurance recoverables, net	$272,215	$247,836

13.     Debt
Note Purchase and Private Shelf Agreement
On July 22, 2022, the Company entered into a Note Purchase and Private Shelf Agreement (as subsequently amended, the "Note Purchase Agreement") with PGIM, Inc. ("Prudential") and the purchasers of the Series A and Series B Senior Notes (as defined below). The Note Purchase Agreement provides for issuance of senior promissory notes with an aggregate principal amount of up to $200.0 million through September 18, 2026.
Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes”), and on September 18, 2023, the Company issued a $50.0 million aggregate principal amount 6.21% Series B Senior Note ("Series B Note") due July 22, 2034.

The Series A and B Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s Amended and Restated Credit Agreement.
Principal payments on the Series A Notes are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034.
Principal payments on the Series B Note are required annually beginning on July 22, 2030 in equal installments of $10.0 million through July 22, 2034.
Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement provides the Company with a $100.0 million senior unsecured revolving credit facility (the "Credit Facility"), with the option to increase the aggregate commitment by $30.0 million. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness).
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the three months ended March 31, 2024, the annual weighted-average interest rate of borrowings under the Credit Facility was 7.09%.
The following table presents the Company's outstanding debt as of March 31, 2024 and December 31, 2023:

	Issuance	Maturities	March 31, 2024	December 31, 2023
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(2,085)	(2,154)
Total debt			$183,915	$183,846
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of March 31, 2024, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

14.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(12,584)	$21,170
Income tax benefit (expense)	2,643	(4,446)
Unrealized (losses) gains arising during the period, net of income taxes	(9,941)	16,724
Less reclassification adjustment:
Net realized losses on fixed-maturity securities, before income taxes	(11)	(912)
Income tax benefit	2	191
Reclassification adjustment included in net income	(9)	(721)
Change in allowance for credit losses on investments, before income taxes	10	(81)
Income tax (expense) benefit	(2)	17
Reclassification adjustment included in net income	8	(64)
Other comprehensive (loss) income	$(9,940)	$17,509
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
The Company presented $8.1 million as fee income for the three months ended March 31, 2024, in the consolidated statements of income and comprehensive income. The Company reclassified $6.2 million to fee income from underwriting, acquisition and insurance expenses in the previously issued financial statements on Form 10-Q for the three months ended March 31, 2023, to correct prior periods’ presentation. The Company considered the qualitative and quantitative impacts and determined that the correction was not material to the Company's previously issued consolidated financial statements.

16.     Contingencies
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations.
In June 2019, Marie Hughes, as authorized administrator for the estate of George Hughes, filed a wrongful death claim against Venetian Hills Apartments, LLC ("Venetian Hills") in DeKalb County in Georgia state court. On December 20, 2023, the jury awarded a verdict to the plaintiff of $140.0 million.
Venetian Hills was a policyholder of a $1.0 million general liability policy issued by Kinsale Insurance. The Company believes exclusions in the policy apply to the claim and intends to defend any action related to this proceeding vigorously. The Company expects to appeal the verdict at the conclusion of post trial motions and does not expect a resolution as to the Company’s liability, if any, with respect to this matter in the foreseeable future, and potentially for multiple years.
The Company does not believe this legal proceeding will have a material adverse effect on its results of operations or business. The Company believes adequate provision has been made in its consolidated financial statements and its existing reserves account for liabilities to the Company relating to claims such as this legal proceeding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2023. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2024, the percentage breakdown of our gross written premiums was 68.4% casualty and 31.6% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, construction, general casualty, allied health, products liability, small business property, entertainment, energy, professional liability, life sciences, commercial auto, environmental, health care, excess professional, management liability, inland marine, public entity, aviation, product recall, ocean marine and railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 1.9% of our gross written premiums in the first three months of 2024.
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
Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premium is written. Policy fees are a flat charge to insureds and fee income is impacted primarily by the volume of business we write. Beginning in the second quarter of 2023, we reclassified policy fees to fee income. Historically, these fees were presented as a reduction to underwriting, acquisition and insurance expenses. We modified the definition of the loss and expense ratios to include fee income in the denominator of each ratio. We have reclassified prior periods' results to conform to the current period's presentation. See Note 15 of the notes to the condensed consolidated financial statements for further information regarding fee income.
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
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally composed of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs also include underwriting expenses that are directly related to the successful acquisition of those policies which are deferred. The amortization of policy acquisition costs is charged to expense in proportion to premium earned over the policy life.

Other underwriting expenses represent the general and administrative expenses of our insurance business such as employment costs, telecommunication and technology costs, and legal and auditing fees.
Net investment income
Net investment income is an important component of our results of operations. We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily composed of fixed-maturity securities, and may also include cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value), the size of our investment portfolio is mainly a function of our invested equity capital combined with premiums we receive from our insureds less payments on policyholder claims. Net investment income also includes rental income and depreciation expense from our real estate investment property, if any.
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

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$448,644	$357,588	$91,056	25.5%
Ceded written premiums	(97,590)	(58,558)	(39,032)	66.7%
Net written premiums	$351,054	$299,030	$52,024	17.4%

Net earned premiums	$309,518	$237,158	$72,360	30.5%
Fee income	8,092	6,201	1,891	30.5%
Losses and loss adjustment expenses	186,786	139,034	47,752	34.3%
Underwriting, acquisition and insurance expenses	65,753	52,746	13,007	24.7%
Underwriting income (1)	65,071	51,579	13,492	26.2%
Net investment income	32,933	20,695	12,238	59.1%
Change in fair value of equity securities	18,053	3,518	14,535	NM
Net realized investment gains (losses)	3,866	(4,652)	8,518	NM
Change in allowance for credit losses on investments	10	(81)	91	NM
Interest expense	(2,422)	(2,570)	148	(5.8)%
Other expense, net	(1,644)	(96)	(1,548)	NM
Income before taxes	115,867	68,393	47,474	69.4%
Income tax expense	16,926	12,593	4,333	34.4%
Net income	$98,941	$55,800	$43,141	77.3%

Net operating earnings (2)	$81,617	$56,760	$24,857	43.8%

Loss ratio	58.8%	57.1%
Expense ratio	20.7%	21.7%
Combined ratio (3)	79.5%	78.8%

Annualized return on equity	35.1%	28.6%
Annualized operating return on equity (2)	28.9%	29.1%
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
Overview
Net income was $98.9 million for the three months ended March 31, 2024 compared to $55.8 million for the three months ended March 31, 2023, an increase of 77.3%. The increase in net income for the first three months of 2024 over the same period last year was primarily due to a combination of continued profitable growth, higher returns on equity investments and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $65.1 million for the three months ended March 31, 2024 compared to $51.6 million for the three months ended March 31, 2023, an increase of 26.2%. The corresponding combined ratios were 79.5% for the three months ended March 31, 2024 compared to 78.8% for the three months ended March 31, 2023. The increase in underwriting income for the first three months of 2024 compared to the same period last year was primarily due to a combination of premium growth and lower net commissions.
Premiums
Our gross written premiums were $448.6 million for the three months ended March 31, 2024 compared to $357.6 million for the three months ended March 31, 2023, an increase of $91.1 million, or 25.5%. The increase in gross written premiums for the first three months of 2024 over the same period last year was due to higher submission activity from brokers and a favorable pricing environment. The average premium per policy written was $15,300 in the first three months of 2024 compared to $14,900 in the first three months of 2023. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $16,000 for the first three months of 2024 and $16,200 for the first three months of 2023.
Net written premiums increased by $52.0 million, or 17.4%, to $351.1 million for the three months ended March 31, 2024 from $299.0 million for the three months ended March 31, 2023. The increase in net written premiums for the first three months of 2024 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 78.2% for the three months ended March 31, 2024 compared to 83.6% for the same period last year. The decrease in the net retention ratio was primarily due to higher premiums ceded under the commercial property quota share and excess casualty variable quota share reinsurance treaties as a result of growth in our property and excess casualty lines and a higher cession rate on the commercial property quota share effective with the June 2023 renewal.
Net earned premiums increased by $72.4 million, or 30.5%, to $309.5 million for the three months ended March 31, 2024 from $237.2 million for the three months ended March 31, 2023 due to growth in gross written premiums.
Loss ratio
The loss ratio was 58.8% for the three months ended March 31, 2024 compared to 57.1% for the three months ended March 31, 2023. The increase in the loss ratio in the first three months of 2024 compared to the first three months of 2023 was due to higher loss selections in the current accident year primarily to account for inflationary trends and lower net favorable development of loss reserves from prior accident years, offset in part by lower catastrophe losses.
During the three months ended March 31, 2024, prior accident years developed favorably by $8.4 million, of which $16.3 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2018 and 2019 accident years due to construction defect claims and from the 2020 accident year due to a large property claim.

During the three months ended March 31, 2023, prior accident years developed favorably by $9.0 million, of which $12.6 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2019 accident years due primarily to construction defect claims within the primary casualty business that is more exposed to the recent increase in inflation.
The following table summarizes the loss ratios for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$194,654	61.3%	$146,503	60.2%
Current year catastrophe losses	578	0.2%	1,574	0.6%
Effect of prior year development	(8,446)	(2.7)%	(9,043)	(3.7)%
Total	$186,786	58.8%	$139,034	57.1%

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	31,539	9.9%	26,610	10.9%
Other underwriting expenses	34,214	10.8%	26,136	10.8%
Total	$65,753	20.7%	$52,746	21.7%
The expense ratio was 20.7% for the three months ended March 31, 2024 compared to 21.7% for the three months ended March 31, 2023. The decrease in the expense ratio was primarily due to lower relative net commissions due primarily to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percentage of gross written premiums was 14.7% and 14.4% for the three months ended March 31, 2024 and 2023, respectively.

Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$31,830	$18,740	$13,090
Dividends from equity securities	1,376	1,143	233
Cash equivalents and short-term investments	543	713	(170)
Real estate investment income	153	1,358	(1,205)
Gross investment income	33,902	21,954	11,948
Investment expenses	(969)	(1,259)	290
Net investment income	32,933	20,695	12,238
Change in fair value of equity securities	18,053	3,518	14,535
Net realized investment gains (losses)	3,866	(4,652)	8,518
Change in allowance for credit losses on investments	10	(81)	91
Net realized and unrealized investment gains (losses)	21,929	(1,215)	23,144
Total	$54,862	$19,480	$35,382
Our net investment income increased by 59.1% to $32.9 million for the three months ended March 31, 2024 from $20.7 million for the three months ended March 31, 2023. The increase in the first three months of 2024 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% and 3.7% for the three months ended March 31, 2024 and 2023, respectively.
During the first three months of 2024, the change in fair value of equity securities of $18.1 million included changes in unrealized gains related to exchange traded funds ("ETFs") and common stocks of $16.6 million and changes in unrealized gains related to non-redeemable preferred stock of $1.5 million. The change in the fair value of ETFs and common stocks during the first three months of 2024 primarily reflected higher valuations in the broader U.S. stock market.
During the first three months of 2023, the change in fair value of equity securities of $3.5 million included changes in unrealized gains related to ETFs of $2.7 million and changes in unrealized gains related to non-redeemable preferred stock of $0.8 million. The change in unrealized gains during the first three months of 2023 attributable to ETFs reflected higher valuations in the broader U.S. stock market during the period.
During the first three months of 2024, net realized investment gains of $3.9 million were primarily related to sales of ETFs due to opportunistic repositioning of our equity portfolio. During the first three months of 2023, net realized investment losses of $(4.7) million were related to disposing of equity securities issued by certain banking and financial institutions.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded a reduction to the allowance for credit losses at March 31, 2024 of less than $0.1 million. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.

Income tax expense
Our effective tax rate was 14.6% for the three months ended March 31, 2024 compared to 18.4% for the three months ended March 31, 2023. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock options exercised, stock-based compensation and tax-exempt investment income.
Return on equity
Our annualized return on equity was 35.1% for the three months ended March 31, 2024 compared to 28.6% for the three months ended March 31, 2023. Our annualized operating return on equity was 28.9% for the three months ended March 31, 2024 compared to 29.1% for the three months ended March 31, 2023. The decrease in annualized operating return on equity for the three months ended March 31, 2024 compared to the prior period was due primarily to higher average stockholders' equity as a result of profitable growth offset in part by higher net operating earnings.
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
Pursuant to the Note Purchase Agreement, on July 22, 2022 we issued $125.0 million aggregate principal amount of 5.15% senior promissory notes (the “Series A Notes”) and on September 18, 2023 we issued a $50.0 million aggregate principal amount 6.21% senior promissory note (the "Series B Note"), the proceeds of which were used to fund surplus at Kinsale Insurance Company, refinance indebtedness and for general corporate purposes. See Note 13 for further information regarding the Note Purchase Agreement.
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
Cash flows
Our most significant source of cash is from premiums received from our insureds, which we generally receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to insurance brokers, as well as to pay for ongoing operating expenses such as salaries, consulting services and taxes. As described under "—Reinsurance" below, we use reinsurance to help manage the risk that we take related to the issuance of our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Our cash flows for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$210,359	$197,604
Investing activities	(192,514)	(190,212)
Financing activities	(8,407)	(5,018)
Change in cash and cash equivalents	$9,438	$2,374
Net cash provided by operating activities was approximately $210.4 million for the three months ended March 31, 2024 compared to $197.6 million for the same period in 2023. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $192.5 million for the three months ended March 31, 2024 compared to $190.2 million for the three months ended March 31, 2023. Net cash used in investing activities during the first three months of 2024 included purchases of fixed-maturity securities of $297.4 million, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first three months of 2024, we received proceeds of $67.8 million from sales of fixed-maturity securities, largely corporate bonds, municipal securities, U.S. Treasuries and government agency bonds and $80.5 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2024, purchases of equity securities of $49.8 million consisted of common stocks and ETFs. During the first three months of 2024, we received proceeds of $10.1 million from sales of ETFs.

Net cash used in investing activities of $190.2 million during the first three months of 2023 included purchases of fixed-maturity securities of $258.2 million, which included primarily asset-backed securities, corporate bonds, and to a lesser extent, municipal securities. During the first three months of 2023, we received proceeds of $49.2 million from sales of fixed-maturity securities, largely municipal securities and corporate bonds, and $26.1 million from redemptions and maturities of mortgage- and asset-backed securities and corporate bonds. For the three months ended March 31, 2023, purchases of equity securities of $20.3 million consisted of common stocks. In addition, net sales of short-term investments of $15.1 million consisted of U.S. Treasuries and corporate bonds.
During the first three months of 2024, cash used in financing reflected dividends paid of $0.15 per common share, or $3.5 million in aggregate. In addition, for the three months ended March 31, 2024, payroll taxes withheld and remitted on restricted stock awards were $5.8 million, offset in part by proceeds received from our equity compensation plans of $0.9 million.
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

The following is a summary of our significant reinsurance programs as of March 31, 2024:

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
(1)    Our commercial property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small business property, high value homeowners and inland marine policies up to a loss recovery of $123.7 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2024, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of March 31, 2024, we recorded an allowance for credit losses of $0.8 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At March 31, 2024, total stockholders' equity and tangible stockholders' equity were $1.2 billion compared to total stockholders' equity and tangible stockholders' equity of $1.1 billion at December 31, 2023. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, offset in part by a decrease in the fair value of our fixed-maturity investments, payment of dividends and net activity related to stock-based compensation plans. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At March 31, 2024, our cash and invested assets of $3.3 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents, real estate investments and short-term investments. At March 31, 2024, the majority of the investment portfolio was composed of fixed-maturity securities of $2.9 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2024, we also held $287.7 million of equity securities, which included ETFs, common stocks and non-redeemable preferred stock, $136.1 million of cash and cash equivalents, $15.0 million of real estate investments and $5.6 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 2.8 years at both March 31, 2024 and December 31, 2023 and an average rating of "AA-" at both March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$16,846	$16,050	0.6%	$28,003	$27,254	1.0%
Obligations of states, municipalities and political subdivisions	176,615	155,818	5.5%	191,080	171,044	6.3%
Corporate and other securities	1,556,856	1,501,193	52.6%	1,437,468	1,387,693	51.2%
Asset-backed securities	661,728	661,007	23.2%	641,700	641,760	23.7%
Residential mortgage-backed securities	496,277	444,176	15.5%	463,904	417,106	15.4%
Commercial mortgage-backed securities	79,328	74,116	2.6%	72,308	66,902	2.4%
Total fixed-maturity securities	$2,987,650	$2,852,360	100.0%	$2,834,463	$2,711,759	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2024 and December 31, 2023, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2024		December 31, 2023
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$824,411	28.9%	$773,649	28.5%
AA	605,372	21.2%	626,287	23.1%
A	857,320	30.1%	859,706	31.7%
BBB	496,329	17.4%	384,539	14.2%
Below BBB and unrated	68,928	2.4%	67,578	2.5%
Total	$2,852,360	100.0%	$2,711,759	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$242,811	$241,437	8.5%	$193,054	$191,792	7.1%
Due after one year through five years	1,056,823	1,038,586	36.4%	1,051,112	1,038,158	38.3%
Due after five years through ten years	231,447	213,499	7.5%	184,603	167,555	6.2%
Due after ten years	219,236	179,539	6.3%	227,782	188,486	6.9%
Asset-backed securities	661,728	661,007	23.2%	641,700	641,760	23.7%
Residential mortgage-backed securities	496,277	444,176	15.5%	463,904	417,106	15.4%
Commercial mortgage-backed securities	79,328	74,116	2.6%	72,308	66,902	2.4%
Total fixed-maturity securities	$2,987,650	$2,852,360	100.0%	$2,834,463	$2,711,759	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $5.3 million and $5.8 million at March 31, 2024 and December 31, 2023, respectively.
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
Net income for the three months ended March 31, 2024 and 2023, reconciles to underwriting income as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023

Net income	$98,941	$55,800
Income tax expense	16,926	12,593
Income before income taxes	115,867	68,393
Net investment income	(32,933)	(20,695)
Change in the fair value of equity securities	(18,053)	(3,518)
Net realized investment (gains) losses	(3,866)	4,652
Change in allowance for credit losses on investments	(10)	81
Interest expense	2,422	2,570
Other expenses (1)	1,963	402
Other income	(319)	(306)
Underwriting income	$65,071	$51,579
(1) Other expenses includes primarily corporate expenses not allocated to our insurance operations.

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
Net income for the three months ended March 31, 2024 and 2023, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023

Net income	$98,941	$55,800
Adjustments:
Change in the fair value of equity securities, before taxes	(18,053)	(3,518)
Income tax expense (1)	3,791	739
Change in the fair value of equity securities, after taxes	(14,262)	(2,779)

Net realized investment (gains) losses, before taxes	(3,866)	4,652
Income tax expense (benefit) (1)	812	(977)
Net realized investment (gains) losses, after taxes	(3,054)	3,675

Change in allowance for credit losses on investments, before taxes	(10)	81
Income tax expense (benefit) (1)	2	(17)
Change in allowance for credit losses on investments, after taxes	(8)	64
Net operating earnings	$81,617	$56,760

Operating return on equity:
Average stockholders' equity (2)	$1,128,901	$780,590
Annualized return on equity (3)	35.1%	28.6%
Annualized operating return on equity (4)	28.9%	29.1%
(1) Income taxes on adjustments to reconcile net income to net operating earnings use an effective tax rate of 21%.
(2) Average stockholders' equity is computed by adding the total stockholders' equity as of the date indicated to the prior quarter-end or year-end total, as applicable, and dividing by two.
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
Stockholders' equity at March 31, 2024 and December 31, 2023, reconciles to tangible stockholders' equity as follows:

($ in thousands)	March 31, 2024	December 31, 2023

Stockholders' equity	$1,170,969	$1,086,832
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,168,174	$1,084,037

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial position. Refer to Note 16 of the notes to the condensed consolidated financial statements for further information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
During the first quarter of 2024, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

KINSALE CAPITAL GROUP, INC.
Date: April 25, 2024	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: April 25, 2024	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer