Form 10-Q
period 2024-06-30
Kinsale Capital Group, Inc.
filed 2024-07-25
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 19, 2024: 23,286,423

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,214,692, allowance for credit losses: $67 – 2024; $2,834,463 and $553 –2023)	$3,072,718	$2,711,759
Equity securities, at fair value (cost: $255,000 – 2024; $193,543 – 2023)	317,482	234,813
Real estate investments, net	15,045	14,791
Short-term investments	6,908	5,589
Total investments	3,412,153	2,966,952
Cash and cash equivalents	171,021	126,694
Investment income due and accrued	25,112	21,689
Premiums and fees receivable, net of allowance for credit losses of $21,226 – 2024; $13,383 – 2023	171,815	143,212
Reinsurance recoverables, net of allowance for credit losses of $841 – 2024; $744 – 2023	302,092	247,836
Ceded unearned premiums	58,492	52,516
Deferred policy acquisition costs, net of ceding commissions	109,358	88,395
Intangible assets	3,538	3,538
Deferred income tax asset, net	57,410	55,699
Other assets	84,300	66,443
Total assets	$4,395,291	$3,772,974

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$2,013,055	$1,692,875
Unearned premiums	846,638	701,351
Payable to reinsurers	48,397	47,582
Accounts payable and accrued expenses	27,188	44,922
Debt	183,984	183,846
Other liabilities	18,826	15,566
Total liabilities	3,138,088	2,686,142

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,286,248 and 23,181,919 shares issued and outstanding at June 30, 2024 and December 31, 2023 respectively	233	232
Additional paid-in capital	354,389	352,970
Retained earnings	1,012,796	828,247
Accumulated other comprehensive loss	(110,215)	(94,617)
Total stockholders’ equity	1,257,203	1,086,832
Total liabilities and stockholders’ equity	$4,395,291	$3,772,974
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenues:
Gross written premiums	$529,770	$438,222	$978,414	$795,810
Ceded written premiums	(99,534)	(73,181)	(197,124)	(131,739)
Net written premiums	430,236	365,041	781,290	664,071
Change in unearned premiums	(97,775)	(107,995)	(139,311)	(169,867)
Net earned premiums	332,461	257,046	641,979	494,204
Fee income	8,991	6,986	17,083	13,187
Net investment income	35,847	24,172	68,780	44,867
Change in the fair value of equity securities	3,159	5,811	21,212	9,329
Net realized investment gains (losses)	2,879	1,291	6,745	(3,361)
Change in allowance for credit losses on investments	476	25	486	(56)
Other income	740	435	1,059	741
Total revenues	384,553	295,766	757,344	558,911

Expenses:
Losses and loss adjustment expenses	193,325	147,042	380,111	286,076
Underwriting, acquisition and insurance expenses	72,068	55,473	137,821	108,219
Interest expense	2,564	2,724	4,986	5,294
Other expenses	796	417	2,759	819
Total expenses	268,753	205,656	525,677	400,408
Income before income taxes	115,800	90,110	231,667	158,503
Total income tax expense	23,221	17,319	40,147	29,912
Net income	92,579	72,791	191,520	128,591
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(5,658)	(14,107)	(15,598)	3,402
Total comprehensive income	$86,921	$58,684	$175,922	$131,993

Earnings per share:
Basic	$4.00	$3.16	$8.28	$5.59
Diluted	$3.97	$3.12	$8.21	$5.52

Weighted-average shares outstanding:
Basic	23,165	23,040	23,137	23,024
Diluted	23,329	23,301	23,332	23,293

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	(9,940)
Net income	—	—	—	98,941	—	98,941
Balance at March 31, 2024	23,275,915	233	351,584	923,709	(104,557)	1,170,969
Issuance of common stock under stock-based compensation plan	13,249	—	219	—	—	219
Stock-based compensation expense	—	—	3,709	—	—	3,709
Restricted shares withheld for taxes	(2,916)	—	(1,123)	—	—	(1,123)
Dividends declared ($0.15 per share)	—	—	—	(3,492)	—	(3,492)
Other comprehensive loss, net of tax	—	—	—	—	(5,658)	(5,658)
Net income	—	—	—	92,579	—	92,579
Balance at June 30, 2024	23,286,248	$233	$354,389	$1,012,796	$(110,215)	$1,257,203

Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	232	347,222	585,686	(117,409)	815,731
Issuance of common stock under stock-based compensation plan	15,046	—	230	—	—	230
Stock-based compensation expense	—	—	2,543	—	—	2,543
Restricted shares withheld for taxes	(6,816)	—	(2,130)	—	—	(2,130)
Dividends declared ($0.14 per share)	—	—	—	(3,243)	—	(3,243)
Other comprehensive loss, net of tax	—	—	—	—	(14,107)	(14,107)
Net income	—	—	—	72,791	—	72,791
Balance at June 30, 2023	23,162,175	$232	$347,865	$655,234	$(131,516)	$871,815

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities:
Net cash provided by operating activities	$489,293	$423,577

Investing activities:
Purchase of property and equipment	(7,329)	(4,219)
Purchase of real estate investment	(312)	(1,085)
Change in short-term investments, net	(1,233)	13,071
Purchases – fixed-maturity securities	(759,799)	(667,804)
Purchases – equity securities	(84,229)	(40,535)
Sales – fixed-maturity securities	189,284	187,418
Sales – equity securities	30,880	6,251
Maturities and calls – fixed-maturity securities	200,573	62,284
Net cash used in investing activities	(432,165)	(444,619)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(6,965)	(4,234)
Proceeds from stock options exercised	1,152	554
Dividends paid	(6,988)	(6,495)
Net cash used in financing activities	(12,801)	(10,175)
Net change in cash and cash equivalents	44,327	(31,217)
Cash and cash equivalents at beginning of year	126,694	156,274
Cash and cash equivalents at end of period	$171,021	$125,057
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,151	$—	$(710)	$—	$14,441
Obligations of states, municipalities and political subdivisions	173,760	25	(21,947)	—	151,838
Corporate and other securities	1,762,577	1,617	(59,390)	(67)	1,704,737
Asset-backed securities	699,739	1,571	(2,697)	—	698,613
Residential mortgage-backed securities	460,923	614	(55,954)	—	405,583
Commercial mortgage-backed securities	102,542	134	(5,170)	—	97,506
Total fixed-maturity investments	$3,214,692	$3,961	$(145,868)	$(67)	$3,072,718

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$57	$(806)	$—	$27,254
Obligations of states, municipalities and political subdivisions	191,080	212	(20,248)	—	171,044
Corporate and other securities	1,437,468	5,532	(54,755)	(552)	1,387,693
Asset-backed securities	641,700	2,833	(2,773)	—	641,760
Residential mortgage-backed securities	463,904	1,732	(48,530)	—	417,106
Commercial mortgage-backed securities	72,308	11	(5,416)	(1)	66,902
Total fixed-maturity investments	$2,834,463	$10,377	$(132,528)	$(553)	$2,711,759
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
At June 30, 2024, the Company's credit loss review resulted in an allowance for credit losses on three securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$543	$447	$553	$366
Increase to allowance from securities for which credit losses were not previously recorded	—	—	—	—
Reduction from securities sold during the period	(479)	(12)	(479)	(12)
Net (decrease) increase from securities that had an allowance at the beginning of the period	3	(13)	(7)	68
Ending balance	$67	$422	$67	$422

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$549	$(1)	$13,893	$(709)	$14,442	$(710)
Obligations of states, municipalities and political subdivisions	14,753	(164)	133,181	(21,783)	147,934	(21,947)
Corporate and other securities	649,409	(3,640)	724,778	(55,750)	1,374,187	(59,390)
Asset-backed securities	216,615	(731)	141,705	(1,966)	358,320	(2,697)
Residential mortgage-backed securities	105,217	(1,286)	248,896	(54,668)	354,113	(55,954)
Commercial mortgage-backed securities	19,746	(110)	56,994	(5,060)	76,740	(5,170)
Total fixed-maturity investments	$1,006,289	$(5,932)	$1,319,447	$(139,936)	$2,325,736	$(145,868)

At June 30, 2024, the Company held 1,253 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.3 billion and gross unrealized losses of $145.9 million. Of these securities, 789 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2024, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2024, 79.4% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2024 are summarized, by contractual maturity, as follows:

	June 30, 2024
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$296,969	$295,225
Due after one year through five years	1,087,876	1,067,641
Due after five years through ten years	350,584	333,550
Due after ten years	216,059	174,600
Asset-backed securities	699,739	698,613
Residential mortgage-backed securities	460,923	405,583
Commercial mortgage-backed securities	102,542	97,506
Total fixed-maturity securities	$3,214,692	$3,072,718

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million and $14.8 million at June 30, 2024 and December 31, 2023, respectively. There was no accumulated depreciation on real estate investments at June 30, 2024 and December 31, 2023.
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest:
Taxable bonds	$34,471	$20,924	$65,862	$39,028
Tax exempt municipal bonds	395	546	834	1,182
Cash equivalents and short-term investments	568	866	1,111	1,579
Dividends on equity securities	1,461	1,278	2,837	2,421
Real estate investment income	—	1,356	153	2,714
Gross investment income	36,895	24,970	70,797	46,924
Investment expenses	(1,048)	(798)	(2,017)	(2,057)
Net investment income	$35,847	$24,172	$68,780	$44,867

There was no depreciation expense related to real estate investments for the three and six months ended June 30, 2024 or three months ended June 30, 2023 as the Company sold the related assets during 2023. Investment expenses included depreciation expense related to real estate investments of $0.5 million for the six months ended June 30, 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed-maturity securities:
Realized gains	$846	$1,338	$941	$1,737
Realized losses	(933)	(958)	(1,039)	(2,217)
Net realized (losses) gains from fixed-maturity securities	(87)	380	(98)	(480)

Equity securities:
Realized gains	3,390	1,611	7,271	1,626
Realized losses	(424)	(687)	(424)	(4,487)
Net realized gains (losses) from equity securities	2,966	924	6,847	(2,861)
Realized gains (losses) from the sales of short-term investments	1	(13)	1	(20)
Realized loss on sale of real estate investments	(1)	—	(5)	—
Net realized investment gains (losses)	$2,879	$1,291	$6,745	$(3,361)
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
Change in net unrealized (losses) gains on fixed-maturity securities
For the three months ended June 30, 2024 and 2023, the change in net unrealized losses for fixed-maturity securities was $(7.2) million and $(17.8) million respectively. For the six months ended June 30, 2024 and 2023, the change in net unrealized (losses) gains for fixed-maturity securities was $(19.7) million and $4.4 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.5 million and $5.8 million on deposit with state regulatory authorities at June 30, 2024 and December 31, 2023, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $16.7 million and $12.3 million at June 30, 2024 and December 31, 2023, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$14,441	$—	$—	$14,441
Obligations of states, municipalities and political subdivisions	—	151,838	—	151,838
Corporate and other securities	—	1,704,737	—	1,704,737
Asset-backed securities	—	698,613	—	698,613
Residential mortgage-backed securities	—	405,583	—	405,583
Commercial mortgage-backed securities	—	97,506	—	97,506
Total fixed-maturity securities	14,441	3,058,277	—	3,072,718

Equity securities:
Exchange traded funds	119,612	—	—	119,612
Non-redeemable preferred stock	—	28,964	—	28,964
Common stocks	168,906	—	—	168,906
Total equity securities	288,518	28,964	—	317,482
Short-term investments	3,627	3,281	—	6,908
Total	$306,586	$3,090,522	$—	$3,397,108

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,235	$5,019	$—	$27,254
Obligations of states, municipalities and political subdivisions	—	171,044	—	171,044
Corporate and other securities	—	1,387,693	—	1,387,693
Asset-backed securities	—	641,760	—	641,760
Residential mortgage-backed securities	—	417,106	—	417,106
Commercial mortgage-backed securities	—	66,902	—	66,902
Total fixed-maturity securities	22,235	2,689,524	—	2,711,759

Equity securities:
Exchange traded funds	106,300	—	—	106,300
Non-redeemable preferred stock	—	33,173	—	33,173
Common stocks	95,340	—	—	95,340
Total equity securities	201,640	33,173	—	234,813
Short-term investments	1,862	3,727	—	5,589
Total	$225,737	$2,726,424	$—	$2,952,161
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 or December 31, 2023.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $168.3 million and $171.6 million at June 30, 2024 and December 31, 2023, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at June 30, 2024 and December 31, 2023. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $32.6 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$15,482	$10,127	$13,383	$8,067
Current period change for estimated uncollectible premiums	6,079	2,711	10,342	5,118
Write-offs of uncollectible premiums receivable	(335)	(671)	(2,499)	(1,018)
Ending balance	$21,226	$12,167	$21,226	$12,167

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$94,489	$69,444	$88,395	$61,594
Policy acquisition costs deferred:
Direct commissions	77,818	63,279	143,373	114,643
Ceding commissions	(29,869)	(21,171)	(58,315)	(38,549)
Other underwriting and policy acquisition costs	3,512	3,242	6,653	5,888
Policy acquisition costs deferred	51,461	45,350	91,711	81,982
Amortization of net policy acquisition costs	(36,592)	(29,468)	(70,748)	(58,250)
Balance, end of period	$109,358	$85,326	$109,358	$85,326
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Building	$37,190	$37,181
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,250	3,958
Software	17,597	15,375
Furniture and fixtures	3,093	3,065
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress - building	11,145	6,623
Property and equipment	82,042	74,969
Accumulated depreciation	(13,878)	(11,565)
Total property and equipment, net	$68,164	$63,404

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2024 and 2023 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$62,764	$46,977	$121,130	$90,146
Ceding commissions	(29,359)	(19,927)	(56,186)	(36,486)
Other underwriting expenses	38,663	28,423	72,877	54,559
Total	$72,068	$55,473	$137,821	$108,219
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $26.0 million and $20.6 million for the three months ended June 30, 2024 and 2023, respectively and $50.7 million and $39.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

The total compensation cost that has been charged against income for share-based compensation arrangements was $7.2 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.
Restricted Stock Awards
During the six months ended June 30, 2024, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	107,822	$250.86
Granted	47,689	$502.43
Vested	(41,502)	$231.05
Forfeited	(1,139)	$272.22
Non-vested outstanding at the end of the period	112,870	$365.35
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2024, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,234.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the six months ended June 30, 2024 and 2023 was $502.43 and $313.35, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2024 and 2023 was $19.8 million and $12.6 million, respectively. As of June 30, 2024, the Company had $36.0 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.6 years.
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

A summary of option activity as of June 30, 2024, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	201,560	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(72,013)	16.00
Outstanding at June 30, 2024	129,547	$16.00	2.1	$47,839
Exercisable at June 30, 2024	129,547	$16.00	2.1	$47,839
The total intrinsic value of options exercised was $33.0 million and $10.6 million during the six months ended June 30, 2024 and 2023, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income	$92,579	$72,791	$191,520	$128,591

Weighted average common shares outstanding - basic	23,165	23,040	23,137	23,024
Effect of potential dilutive securities:
Conversion of stock options	130	217	150	225
Conversion of restricted stock	34	44	45	44
Weighted average common shares outstanding - diluted	23,329	23,301	23,332	23,293

Earnings per common share:
Basic	$4.00	$3.16	$8.28	$5.59
Diluted	$3.97	$3.12	$8.21	$5.52
There were 44,000 and zero anti-dilutive stock awards for the three months ended June 30, 2024 and 2023, respectively. There were 44,000 and 47,000 anti-dilutive stock awards for the six months ended June 30, 2024 and 2023, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 17.3% and 18.9% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2024	2023
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,692,875	$1,238,402
Less: reinsurance recoverable on unpaid losses	241,357	177,039
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,451,518	1,061,363
Incurred losses and loss adjustment expenses:
Current year	398,058	305,536
Prior years	(17,947)	(19,460)
Total net losses and loss adjustment expenses incurred	380,111	286,076

Payments:
Current year	8,114	8,058
Prior years	102,829	92,055
Total payments	110,943	100,113
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,720,686	1,247,326
Reinsurance recoverable on unpaid losses	292,369	208,408
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$2,013,055	$1,455,734
During the six months ended June 30, 2024, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2023 developed favorably by $17.9 million, of which $30.7 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation and from the 2020 accident year due to a large property claim.
During the six months ended June 30, 2023, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2022 developed favorably by $19.5 million, of which $27.1 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due primarily to construction defect claims that are more exposed to inflation.

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Premiums written:
Direct	$529,770	$438,222	$978,414	$795,810
Ceded	(99,534)	(73,181)	(197,124)	(131,739)
Net written	$430,236	$365,041	$781,290	$664,071

Premiums earned:
Direct	$430,535	$326,697	$833,127	$620,233
Ceded	(98,074)	(69,651)	(191,148)	(126,029)
Net earned	$332,461	$257,046	$641,979	$494,204
The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$40,944	$25,981	$70,205	$61,990
The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables on paid losses	$9,723	$6,479
Reinsurance recoverables on unpaid losses, net	292,369	241,357
Reinsurance recoverables, net	$302,092	$247,836

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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the six months ended June 30, 2024, the annual weighted-average interest rate of borrowings under the Credit Facility was 7.07%.
The following table presents the Company's outstanding debt as of June 30, 2024 and December 31, 2023:

	Issuance	Maturities	June 30, 2024	December 31, 2023
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(2,016)	(2,154)
Total debt			$183,984	$183,846
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of June 30, 2024, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

14.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(6,892)	$(18,236)	$(19,476)	$2,934
Income tax benefit (expense)	1,447	3,830	4,090	(616)
Unrealized (losses) gains arising during the period, net of income taxes	(5,445)	(14,406)	(15,386)	2,318
Less reclassification adjustment:
Net realized losses on fixed-maturity securities, before income taxes	(207)	(404)	(218)	(1,316)
Income tax benefit	44	85	46	276
Reclassification adjustment included in net income	(163)	(319)	(172)	(1,040)
Change in allowance for credit losses on investments, before income taxes	476	25	486	(56)
Income tax (expense) benefit	(100)	(5)	(102)	12
Reclassification adjustment included in net income	376	20	384	(44)
Other comprehensive (loss) income	$(5,658)	$(14,107)	$(15,598)	$3,402
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2024, the percentage breakdown of our gross written premiums was 65.2% casualty and 34.8% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, general casualty, construction, allied health, products liability, small business property, entertainment, energy, professional liability, life sciences, commercial auto, environmental, excess professional, inland marine, health care, management liability, public entity, aviation, product recall, ocean marine and railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.1% of our gross written premiums in the first six months of 2024.
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

Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$529,770	$438,222	$91,548	20.9%
Ceded written premiums	(99,534)	(73,181)	(26,353)	36.0%
Net written premiums	$430,236	$365,041	$65,195	17.9%

Net earned premiums	$332,461	$257,046	$75,415	29.3%
Fee income	8,991	6,986	2,005	28.7%
Losses and loss adjustment expenses	193,325	147,042	46,283	31.5%
Underwriting, acquisition and insurance expenses	72,068	55,473	16,595	29.9%
Underwriting income (1)	76,059	61,517	14,542	23.6%
Net investment income	35,847	24,172	11,675	48.3%
Change in the fair value of equity securities	3,159	5,811	(2,652)	NM
Net realized investment gains	2,879	1,291	1,588	NM
Change in allowance for credit losses on investments	476	25	451	NM
Interest expense	(2,564)	(2,724)	160	(5.9)%
Other (expense) income, net	(56)	18	(74)	NM
Income before taxes	115,800	90,110	25,690	28.5%
Income tax expense	23,221	17,319	5,902	34.1%
Net income	$92,579	$72,791	$19,788	27.2%

Net operating earnings (2)	$87,433	$67,160	$20,273	30.2%

Loss ratio	56.6%	55.7%
Expense ratio	21.1%	21.0%
Combined ratio (3)	77.7%	76.7%

Annualized return on equity	30.5%	34.5%
Annualized operating return on equity (2)	28.8%	31.8%
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
Net income was $92.6 million for the three months ended June 30, 2024 compared to $72.8 million for the three months ended June 30, 2023, an increase of 27.2%. The increase in net income for the second quarter of 2024 from the same period last year was primarily due to continued profitable growth and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $76.1 million for the three months ended June 30, 2024 compared to $61.5 million for the three months ended June 30, 2023, an increase of 23.6%. The corresponding combined ratios were 77.7% for the three months ended June 30, 2024 compared to 76.7% for the three months ended June 30, 2023. The increase in underwriting income in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to a combination of premium growth and lower relative net commissions.
Premiums
Gross written premiums were $529.8 million for the three months ended June 30, 2024 compared to $438.2 million for the three months ended June 30, 2023, an increase of $91.5 million, or 20.9%. The increase in gross written premiums for the second quarter of 2024 over the same period last year was due to higher submission activity from brokers and a favorable pricing environment. The average premium per policy written was approximately $16,300 in the second quarter of 2024 compared to approximately $16,400 in the second quarter of 2023. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $17,200 in the second quarter of 2024 compared to $17,800 in the second quarter of 2023.
Net written premiums increased by $65.2 million, or 17.9%, to $430.2 million for the three months ended June 30, 2024 from $365.0 million for the three months ended June 30, 2023. The increase in net written premiums for the second quarter of 2024 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 81.2% for the three months ended June 30, 2024 compared to 83.3% for the three months ended June 30, 2023. The decrease in the net retention ratio was primarily due to a higher cession rate on the commercial property quota share treaty effective with the June 2023 renewal.
Net earned premiums increased by $75.4 million, or 29.3%, to $332.5 million for the three months ended June 30, 2024 from $257.0 million for the three months ended June 30, 2023 and was directly related to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$199,406	58.4%	$156,008	59.1%
Current year catastrophe losses	3,420	1.0%	1,451	0.5%
Effect of prior year development	(9,501)	(2.8)%	(10,417)	(3.9)%
Total	$193,325	56.6%	$147,042	55.7%

The loss ratio was 56.6% for the three months ended June 30, 2024 compared to 55.7% for the three months ended June 30, 2023. The increase in the loss ratio in the second quarter of 2024 compared to the second quarter of 2023 was due primarily to lower net favorable development of loss reserves from prior accident years as a percentage of the sum of earned premiums and fee income and higher catastrophe losses incurred.
During the three months ended June 30, 2024, prior accident years developed favorably by $9.5 million, of which $14.4 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2018 accident years due to construction defect claims that are more exposed to inflation.
During the three months ended June 30, 2023, prior accident years developed favorably by $10.4 million, of which $14.4 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due primarily to construction defect claims that are more exposed to inflation.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	33,405	9.8%	27,050	10.2%
Other underwriting expenses	38,663	11.3%	28,423	10.8%
Underwriting, acquisition and insurance expenses	$72,068	21.1%	$55,473	21.0%
The expense ratio was 21.1% for the three months ended June 30, 2024 compared to 21.0% for the three months ended June 30, 2023. The expense ratio continues to benefit from higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth offset in part by variability in other underwriting expenses. Direct commissions paid as a percent of gross written premiums was 14.7% and 14.4% for the three months ended June 30, 2024 and 2023, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$34,866	$21,470	$13,396
Dividends from equity securities	1,461	1,278	183
Cash equivalents and short-term investments	568	866	(298)
Real estate investment income	—	1,356	(1,356)
Gross investment income	36,895	24,970	11,925
Investment expenses	(1,048)	(798)	(250)
Net investment income	35,847	24,172	11,675
Change in the fair value of equity securities	3,159	5,811	(2,652)
Net realized investment gains	2,879	1,291	1,588
Change in allowance for credit losses on investments	476	25	451
Net realized and unrealized investment gains	6,514	7,127	(613)
Total	$42,361	$31,299	$11,062
Net investment income increased by 48.3% to $35.8 million for the three months ended June 30, 2024 from $24.2 million for the three months ended June 30, 2023. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% and 3.9% for the three months ended June 30, 2024 and 2023, respectively.
During the second quarter of 2024, the change in fair value of equity securities included changes in unrealized gains related to common stocks of $1.7 million and exchange traded funds ("ETFs") of $0.4 million and unrealized gains related to non-redeemable preferred stock of $1.1 million. The change in the fair value of common stocks and ETFs during the second quarter of 2024 reflected changes in the broader U.S. stock market, and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
During the second quarter of 2023, the change in fair value of equity securities included changes in unrealized gains related to ETFs of $3.8 million and common stocks of $1.9 million and unrealized gains related to non-redeemable preferred stock of $0.1 million. The change in unrealized gains during the second quarter of 2023 attributable to ETFs and common stocks reflected higher valuations in the broader U.S. stock market during the period.
During the second quarter of 2024, net realized investment gains of $2.9 million were primarily related to sales of ETFs due to opportunistic repositioning of our equity portfolio.
Income tax expense
Our effective tax rate was 20.1% for the three months ended June 30, 2024 compared to 19.2% for the three months ended June 30, 2023. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$978,414	$795,810	$182,604	22.9%
Ceded written premiums	(197,124)	(131,739)	(65,385)	49.6%
Net written premiums	$781,290	$664,071	$117,219	17.7%

Net earned premiums	$641,979	$494,204	$147,775	29.9%
Fee income	17,083	13,187	3,896	29.5%
Losses and loss adjustment expenses	380,111	286,076	94,035	32.9%
Underwriting, acquisition and insurance expenses	137,821	108,219	29,602	27.4%
Underwriting income (1)	141,130	113,096	28,034	24.8%
Net investment income	68,780	44,867	23,913	53.3%
Change in fair value of equity securities	21,212	9,329	11,883	NM
Net realized investment gains (losses)	6,745	(3,361)	10,106	NM
Change in allowance for credit losses on investments	486	(56)	542	NM
Interest expense	(4,986)	(5,294)	308	(5.8)%
Other expense, net	(1,700)	(78)	(1,622)	NM
Income before taxes	231,667	158,503	73,164	46.2%
Income tax expense	40,147	29,912	10,235	34.2%
Net income	$191,520	$128,591	$62,929	48.9%

Net operating earnings (2)	$169,050	$123,920	$45,130	36.4%

Loss ratio	57.7%	56.4%
Expense ratio	20.9%	21.3%
Combined ratio (3)	78.6%	77.7%

Annualized return on equity	32.7%	31.8%
Annualized operating return on equity (2)	28.8%	30.6%
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
Overview
Net income was $191.5 million for the six months ended June 30, 2024 compared to $128.6 million for the six months ended June 30, 2023, an increase of 48.9%. The increase in net income for the first six months of 2024 over the same period last year was primarily due to a combination of continued profitable growth, an increase in investment income driven by both higher investment balances and higher interest rates and higher returns on equity investments.
Underwriting income was $141.1 million for the six months ended June 30, 2024 compared to $113.1 million for the six months ended June 30, 2023, an increase of 24.8%. The corresponding combined ratios were 78.6% for the six months ended June 30, 2024 compared to 77.7% for the six months ended June 30, 2023. The increase in underwriting income for the first six months of 2024 compared to the same period last year was primarily due to a combination of premium growth and lower relative net commissions.
Premiums
Gross written premiums were $978.4 million for the six months ended June 30, 2024 compared to $795.8 million for the six months ended June 30, 2023, an increase of $182.6 million, or 22.9%. The increase in gross written premiums for the first six months of 2024 over the same period last year was due to higher submission activity from brokers and a favorable pricing environment. The average premium per policy written was $15,800 in the first six months of 2024 compared to $15,700 in the first six months of 2023. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $16,600 for the first six months of 2024 and $17,100 for the first six months of 2023.
Net written premiums increased by $117.2 million, or 17.7%, to $781.3 million for the six months ended June 30, 2024 from $664.1 million for the six months ended June 30, 2023. The increase in net written premiums for the first six months of 2024 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 79.9% for the six months ended June 30, 2024 compared to 83.4% for the same period last year. The decrease in the net retention ratio was primarily due to a higher cession rate on the commercial property quota share treaty effective with the June 2023 renewal.
Net earned premiums increased by $147.8 million, or 29.9%, to $642.0 million for the six months ended June 30, 2024 from $494.2 million for the six months ended June 30, 2023 due to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$394,060	59.8%	$302,511	59.6%
Current year catastrophe losses	3,998	0.6%	3,025	0.6%
Effect of prior year development	(17,947)	(2.7)%	(19,460)	(3.8)%
Total	$380,111	57.7%	$286,076	56.4%
The loss ratio was 57.7% for the six months ended June 30, 2024 compared to 56.4% for the six months ended June 30, 2023. The increase in the loss ratio in the first six months of 2024 compared to the first six months of 2023 was due primarily to lower net favorable development of loss reserves from prior accident years.
During the six months ended June 30, 2024, prior accident years developed favorably by $17.9 million, of which $30.7 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation and from the 2020 accident year due to a large property claim.
During the six months ended June 30, 2023, prior accident years developed favorably by $19.5 million, of which $27.1 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due primarily to construction defect claims that are more exposed to inflation.
Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	64,944	9.8%	53,660	10.6%
Other underwriting expenses	72,877	11.1%	54,559	10.7%
Total	$137,821	20.9%	$108,219	21.3%
The expense ratio was 20.9% for the six months ended June 30, 2024 compared to 21.3% for the six months ended June 30, 2023. The decrease in the expense ratio was primarily due to lower relative net commissions due to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth offset in part by variability in other underwriting expenses. Direct commissions paid as a percentage of gross written premiums was 14.7% and 14.4% for the six months ended June 30, 2024 and 2023, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$66,696	$40,210	$26,486
Dividends from equity securities	2,837	2,421	416
Cash equivalents and short-term investments	1,111	1,579	(468)
Real estate investment income	153	2,714	(2,561)
Gross investment income	70,797	46,924	23,873
Investment expenses	(2,017)	(2,057)	40
Net investment income	68,780	44,867	23,913
Change in fair value of equity securities	21,212	9,329	11,883
Net realized investment gains (losses)	6,745	(3,361)	10,106
Change in allowance for credit losses on investments	486	(56)	542
Net realized and unrealized investment gains	28,443	5,912	22,531
Total	$97,223	$50,779	$46,444
Net investment income increased by 53.3% to $68.8 million for the six months ended June 30, 2024 from $44.9 million for the six months ended June 30, 2023. The increase in the first six months of 2024 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% and 3.8% for the six months ended June 30, 2024 and 2023, respectively.
During the first six months of 2024, the change in fair value of equity securities of $21.2 million included changes in unrealized gains related to common stocks of $12.3 million and ETFs of $6.3 million and changes in unrealized gains related to non-redeemable preferred stock of $2.6 million. The change in the fair value of common stocks and ETFs during the first six months of 2024 primarily reflected higher valuations in the broader U.S. stock market and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
During the first six months of 2023, the change in fair value of equity securities included changes in unrealized gains related to common stocks of $1.4 million and ETFs of $7.0 million and unrealized gains related to non-redeemable preferred stock of $0.9 million. The change in unrealized gains during the first six months of 2023 attributable to ETFs and common stocks reflected higher valuations in the broader U.S. stock market during the period.
During the first six months of 2024, net realized investment gains of $6.7 million were primarily related to sales of ETFs due to opportunistic repositioning of our equity portfolio. During the first six months of 2023, net realized investment losses of $(3.4) million were related to disposing of equity securities issued by certain banking and financial institutions.

We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded a reduction to the allowance for credit losses at June 30, 2024 of $0.5 million. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was 17.3% for the six months ended June 30, 2024 compared to 18.9% for the six months ended June 30, 2023. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.
Return on equity
Our annualized return on equity was 32.7% for the six months ended June 30, 2024 compared to 31.8% for the six months ended June 30, 2023. Our annualized operating return on equity was 28.8% for the six months ended June 30, 2024 compared to 30.6% for the six months ended June 30, 2023. The decrease in annualized operating return on equity for the six months ended June 30, 2024 compared to the prior period was due primarily to higher average stockholders' equity as a result of profitable growth offset in part by higher net operating earnings.
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
Our cash flows for the six months ended June 30, 2024 and 2023 were:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$489,293	$423,577
Investing activities	(432,165)	(444,619)
Financing activities	(12,801)	(10,175)
Change in cash and cash equivalents	$44,327	$(31,217)
Net cash provided by operating activities was approximately $489.3 million for the six months ended June 30, 2024 compared to $423.6 million for the same period in 2023. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $432.2 million for the six months ended June 30, 2024 compared to $444.6 million for the six months ended June 30, 2023. Net cash used in investing activities during the first six months of 2024 included purchases of fixed-maturity securities of $759.8 million, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first six months of 2024, we received proceeds of $189.3 million from sales of fixed-maturity securities, largely corporate bonds, mortgage- and asset-backed securities, municipal securities, U.S. Treasuries and government agency bonds and $200.6 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2024, purchases of equity securities of $84.2 million consisted of common stocks and ETFs. During the first six months of 2024, we received proceeds of $30.9 million primarily from sales of ETFs and common stocks.
Net cash used in investing activities of $444.6 million for the six months ended June 30, 2023 included purchases of fixed-maturity securities of $667.8 million, which were comprised largely of corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first six months of 2023, we received proceeds of $187.4 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and municipal securities and $62.3 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2023, purchases of equity securities of $40.5 million consisted of common stocks. During the first six months of 2023, we received proceeds of $6.3 million from sales of equity securities, primarily ETFs and common stocks. In addition, net sales of short-term investments of $13.1 million consisted of U.S. Treasuries and corporate bonds.
During the first six months of 2024, cash used in financing reflected dividends paid of $0.30 per common share, or $7.0 million in aggregate. In addition, for the six months ended June 30, 2024, payroll taxes withheld and remitted on restricted stock awards were $7.0 million, offset in part by proceeds received from our equity compensation plans of $1.2 million.
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
To manage our natural catastrophe exposure, we use computer models to analyze the risk of severe losses. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we generally focus on the 100-year and the 250-year return periods.

The following is a summary of our significant reinsurance programs as of June 30, 2024:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property (1)	Up to $10.0 million per occurrence	50% up to $379.8 million per catastrophe	50% of commercial property losses
Property - catastrophe (2)	N/A	$175.0 million excess of $60.0 million	$60.0 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota share	$2.5 million per occurrence as described in note (4) below
(1)    Our property quota-share reinsurance reduces the financial impact of property losses on our commercial property, small business property, high value homeowners and inland marine policies up to a loss recovery of $189.9 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $350.0 million. This coverage applies after the coverage provided by the commercial property quota-share treaty.
(3)    This reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.
(4)    For excess casualty policies with a per-occurrence limit higher than $2.5 million, the ceding percentage varies such that the retention is always $2.5 million or less. For example, for a $5.0 million limit excess policy, our retention would be 50%, whereas for a $10.0 million limit excess policy, our retention would be 25%. For policies for which we also write an underlying primary limit, the combined retention on the primary and excess policies would not exceed $2.5 million. This reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.5 million or less.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2024, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of June 30, 2024, we recorded an allowance for credit losses of $0.8 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At June 30, 2024, total stockholders' equity and tangible stockholders' equity were $1.3 billion compared to total stockholders' equity and tangible stockholders' equity of $1.1 billion at December 31, 2023. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period and net activity related to stock-based compensation plans, offset in part by a decrease in the fair value of our fixed-maturity investments and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At June 30, 2024, our cash and invested assets of $3.6 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents, real estate investments and short-term investments. At June 30, 2024, the majority of the investment portfolio was composed of fixed-maturity securities of $3.1 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2024, we also held $317.5 million of equity securities, which included ETFs, common stocks and non-redeemable preferred stock, $171.0 million of cash and cash equivalents, $15.0 million of real estate investments and $6.9 million of short-term investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.0 years and 2.8 years at June 30, 2024 and December 31, 2023, respectively and an average rating of "AA-" at both June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,151	$14,441	0.5%	$28,003	$27,254	1.0%
Obligations of states, municipalities and political subdivisions	173,760	151,838	4.9%	191,080	171,044	6.3%
Corporate and other securities	1,762,577	1,704,737	55.5%	1,437,468	1,387,693	51.2%
Asset-backed securities	699,739	698,613	22.7%	641,700	641,760	23.7%
Residential mortgage-backed securities	460,923	405,583	13.2%	463,904	417,106	15.4%
Commercial mortgage-backed securities	102,542	97,506	3.2%	72,308	66,902	2.4%
Total fixed-maturity securities	$3,214,692	$3,072,718	100.0%	$2,834,463	$2,711,759	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2024 and December 31, 2023, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2024		December 31, 2023
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$885,461	28.8%	$773,649	28.5%
AA	581,702	18.9%	626,287	23.1%
A	972,277	31.7%	859,706	31.7%
BBB	563,034	18.3%	384,539	14.2%
Below BBB and unrated	70,244	2.3%	67,578	2.5%
Total	$3,072,718	100.0%	$2,711,759	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$296,969	$295,225	9.6%	$193,054	$191,792	7.1%
Due after one year through five years	1,087,876	1,067,641	34.7%	1,051,112	1,038,158	38.3%
Due after five years through ten years	350,584	333,550	10.9%	184,603	167,555	6.2%
Due after ten years	216,059	174,600	5.7%	227,782	188,486	6.9%
Asset-backed securities	699,739	698,613	22.7%	641,700	641,760	23.7%
Residential mortgage-backed securities	460,923	405,583	13.2%	463,904	417,106	15.4%
Commercial mortgage-backed securities	102,542	97,506	3.2%	72,308	66,902	2.4%
Total fixed-maturity securities	$3,214,692	$3,072,718	100.0%	$2,834,463	$2,711,759	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.5 million and $5.8 million at June 30, 2024 and December 31, 2023, respectively.
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
Net income for the three and six months ended June 30, 2024 and 2023, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023

Net income	$92,579	$72,791	$191,520	$128,591
Income tax expense	23,221	17,319	40,147	29,912
Income before income taxes	115,800	90,110	231,667	158,503
Net investment income	(35,847)	(24,172)	(68,780)	(44,867)
Change in the fair value of equity securities	(3,159)	(5,811)	(21,212)	(9,329)
Net realized investment (gains) losses	(2,879)	(1,291)	(6,745)	3,361
Change in allowance for credit losses on investments	(476)	(25)	(486)	56
Interest expense	2,564	2,724	4,986	5,294
Other expenses (1)	796	417	2,759	819
Other income	(740)	(435)	(1,059)	(741)
Underwriting income	$76,059	$61,517	$141,130	$113,096
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
Net income for the three and six months ended June 30, 2024 and 2023, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023

Net income	$92,579	$72,791	$191,520	$128,591
Adjustments:
Change in the fair value of equity securities, before taxes	(3,159)	(5,811)	(21,212)	(9,329)
Income tax expense (1)	663	1,220	4,455	1,959
Change in the fair value of equity securities, after taxes	(2,496)	(4,591)	(16,757)	(7,370)

Net realized investment (gains) losses, before taxes	(2,879)	(1,291)	(6,745)	3,361
Income tax expense (benefit) (1)	605	271	1,416	(706)
Net realized investment (gains) losses, after taxes	(2,274)	(1,020)	(5,329)	2,655

Change in allowance for credit losses on investments, before taxes	(476)	(25)	(486)	56
Income tax expense (benefit) (1)	100	5	102	(12)
Change in allowance for credit losses on investments, after taxes	(376)	(20)	(384)	44
Net operating earnings	$87,433	$67,160	$169,050	$123,920

Operating return on equity:
Average stockholders' equity (2)	$1,214,086	$843,773	$1,172,018	$808,632
Annualized return on equity (3)	30.5%	34.5%	32.7%	31.8%
Annualized operating return on equity (4)	28.8%	31.8%	28.8%	30.6%
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
Stockholders' equity at June 30, 2024 and December 31, 2023, reconciles to tangible stockholders' equity as follows:

($ in thousands)	June 30, 2024	December 31, 2023

Stockholders' equity	$1,257,203	$1,086,832
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,254,408	$1,084,037

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial position. Refer to Note 15 of the notes to the condensed consolidated financial statements for further information regarding legal proceedings.
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
During the second quarter of 2024, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

KINSALE CAPITAL GROUP, INC.
Date: July 25, 2024	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: July 25, 2024	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer