Form 10-Q
period 2024-09-30
Kinsale Capital Group, Inc.
filed 2024-10-24
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 18, 2024: 23,287,978

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,528,675, allowance for credit losses: $63 – 2024; $2,834,463 and $553 –2023)	$3,467,038	$2,711,759
Equity securities, at fair value (cost: $282,485 – 2024; $193,543 – 2023)	365,626	234,813
Real estate investments, net	15,045	14,791
Short-term investments	—	5,589
Total investments	3,847,709	2,966,952
Cash and cash equivalents	111,691	126,694
Investment income due and accrued	26,083	21,689
Premiums and fees receivable, net of allowance for credit losses of $23,224 – 2024; $13,383 – 2023	134,952	143,212
Reinsurance recoverables, net of allowance for credit losses of $936 – 2024; $744 – 2023	318,636	247,836
Ceded unearned premiums	55,370	52,516
Deferred policy acquisition costs, net of ceding commissions	110,590	88,395
Intangible assets	3,538	3,538
Deferred income tax asset, net	34,995	55,699
Other assets	88,679	66,443
Total assets	$4,732,243	$3,772,974

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$2,160,763	$1,692,875
Unearned premiums	844,701	701,351
Payable to reinsurers	43,215	47,582
Accounts payable and accrued expenses	39,780	44,922
Debt	184,053	183,846
Other liabilities	24,782	15,566
Total liabilities	3,297,294	2,686,142

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,288,145 and 23,181,919 shares issued and outstanding at September 30, 2024 and December 31, 2023 respectively	233	232
Additional paid-in capital	357,935	352,970
Retained earnings	1,123,532	828,247
Accumulated other comprehensive loss	(46,751)	(94,617)
Total stockholders’ equity	1,434,949	1,086,832
Total liabilities and stockholders’ equity	$4,732,243	$3,772,974
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenues:
Gross written premiums	$448,646	$377,789	$1,427,060	$1,173,599
Ceded written premiums	(98,709)	(83,509)	(295,833)	(215,248)
Net written premiums	349,937	294,280	1,131,227	958,351
Change in unearned premiums	(1,185)	(12,778)	(140,496)	(182,645)
Net earned premiums	348,752	281,502	990,731	775,706
Fee income	8,489	6,841	25,572	20,028
Net investment income	39,644	27,086	108,424	71,953
Change in the fair value of equity securities	20,659	(5,533)	41,871	3,796
Net realized investment gains (losses)	(8)	4,274	6,737	913
Change in allowance for credit losses on investments	4	(143)	490	(199)
Other income	518	340	1,577	1,081
Total revenues	418,058	314,367	1,175,402	873,278

Expenses:
Losses and loss adjustment expenses	200,240	155,552	580,351	441,628
Underwriting, acquisition and insurance expenses	70,139	60,348	207,960	168,567
Interest expense	2,589	2,573	7,575	7,867
Other expenses	692	401	3,451	1,220
Total expenses	273,660	218,874	799,337	619,282
Income before income taxes	144,398	95,493	376,065	253,996
Total income tax expense	30,169	19,378	70,316	49,290
Net income	114,229	76,115	305,749	204,706
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	63,464	(23,511)	47,866	(20,109)
Total comprehensive income	$177,693	$52,604	$353,615	$184,597

Earnings per share:
Basic	$4.93	$3.30	$13.21	$8.89
Diluted	$4.90	$3.26	$13.10	$8.79

Weighted-average shares outstanding:
Basic	23,175	23,058	23,150	23,036
Diluted	23,335	23,315	23,333	23,298

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	(9,940)
Net income	—	—	—	98,941	—	98,941
Balance at March 31, 2024	23,275,915	233	351,584	923,709	(104,557)	1,170,969
Issuance of common stock under stock-based compensation plan	13,249	—	219	—	—	219
Stock-based compensation expense	—	—	3,709	—	—	3,709
Restricted shares withheld for taxes	(2,916)	—	(1,123)	—	—	(1,123)
Dividends declared ($0.15 per share)	—	—	—	(3,492)	—	(3,492)
Other comprehensive loss, net of tax	—	—	—	—	(5,658)	(5,658)
Net income	—	—	—	92,579	—	92,579
Balance at June 30, 2024	23,286,248	233	354,389	1,012,796	(110,215)	1,257,203
Issuance of common stock under stock-based compensation plan	1,897	—	51	—	—	51
Stock-based compensation expense	—	—	3,495	—	—	3,495
Dividends declared ($0.15 per share)	—	—	—	(3,493)	—	(3,493)
Other comprehensive income, net of tax	—	—	—	—	63,464	63,464
Net income	—	—	—	114,229	—	114,229
Balance at September 30, 2024	23,288,145	$233	$357,935	$1,123,532	$(46,751)	$1,434,949

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$745,449
Issuance of common stock under stock-based compensation plan	70,047	1	323	—	—	324
Stock-based compensation expense	—	—	1,988	—	—	1,988
Restricted shares withheld for taxes	(6,628)	—	(2,104)	—	—	(2,104)
Dividends declared ($0.14 per share)	—	—	—	(3,235)	—	(3,235)
Other comprehensive income, net of tax	—	—	—	—	17,509	17,509
Net income	—	—	—	55,800	—	55,800
Balance at March 31, 2023	23,153,945	232	347,222	585,686	(117,409)	815,731
Issuance of common stock under stock-based compensation plan	15,046	—	230	—	—	230
Stock-based compensation expense	—	—	2,543	—	—	2,543
Restricted shares withheld for taxes	(6,816)	—	(2,130)	—	—	(2,130)
Dividends declared ($0.14 per share)	—	—	—	(3,243)	—	(3,243)
Other comprehensive loss, net of tax	—	—	—	—	(14,107)	(14,107)
Net income	—	—	—	72,791	—	72,791
Balance at June 30, 2023	23,162,175	232	347,865	655,234	(131,516)	871,815
Issuance of common stock under stock-based compensation plan	10,750	—	172	—	—	172
Stock-based compensation expense	—	—	2,415	—	—	2,415
Dividends declared ($0.14 per share)	—	—	—	(3,244)	—	(3,244)
Other comprehensive loss, net of tax	—	—	—	—	(23,511)	(23,511)
Net income	—	—	—	76,115	—	76,115
Balance at September 30, 2023	23,172,925	$232	$350,452	$728,105	$(155,027)	$923,762

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities:
Net cash provided by operating activities	$763,324	$648,308

Investing activities:
Purchase of property and equipment	(13,157)	(5,501)
Purchase of real estate investment	(312)	(1,733)
Sale of real estate investment	—	62,036
Change in short-term investments, net	5,730	13,071
Purchases – fixed-maturity securities	(1,265,072)	(947,920)
Purchases – equity securities	(115,099)	(62,047)
Sales – fixed-maturity securities	274,168	204,416
Sales – equity securities	34,230	7,503
Maturities and calls – fixed-maturity securities	317,412	113,811
Net cash used in investing activities	(762,100)	(616,364)

Financing activities:
Proceeds from notes payable	—	50,000
Payoff of credit facility	—	(62,000)
Debt issuance costs	—	(43)
Payroll taxes withheld and remitted on share-based payments	(6,965)	(4,234)
Proceeds from stock options exercised	1,203	726
Dividends paid	(10,465)	(9,723)
Net cash used in financing activities	(16,227)	(25,274)
Net change in cash and cash equivalents	(15,003)	6,670
Cash and cash equivalents at beginning of year	126,694	156,274
Cash and cash equivalents at end of period	$111,691	$162,944
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,160	$18	$(430)	$—	$14,748
Obligations of states, municipalities and political subdivisions	180,797	279	(17,192)	—	163,884
Corporate and other securities	1,914,970	24,241	(37,114)	(63)	1,902,034
Asset-backed securities	745,541	8,781	(629)	—	753,693
Residential mortgage-backed securities	521,368	3,449	(41,037)	—	483,780
Commercial mortgage-backed securities	150,839	1,517	(3,457)	—	148,899
Total fixed-maturity investments	$3,528,675	$38,285	$(99,859)	$(63)	$3,467,038

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$57	$(806)	$—	$27,254
Obligations of states, municipalities and political subdivisions	191,080	212	(20,248)	—	171,044
Corporate and other securities	1,437,468	5,532	(54,755)	(552)	1,387,693
Asset-backed securities	641,700	2,833	(2,773)	—	641,760
Residential mortgage-backed securities	463,904	1,732	(48,530)	—	417,106
Commercial mortgage-backed securities	72,308	11	(5,416)	(1)	66,902
Total fixed-maturity investments	$2,834,463	$10,377	$(132,528)	$(553)	$2,711,759
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
At September 30, 2024, the Company's credit loss review resulted in an allowance for credit losses on three securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$67	$422	$553	$366
Increase to allowance from securities for which credit losses were not previously recorded	—	1	—	1
Reduction from securities sold during the period	—	—	(479)	(12)
Net (decrease) increase from securities that had an allowance at the beginning of the period	(4)	142	(11)	210
Ending balance	$63	$565	$63	$565

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of the U.S. government agencies	$—	$—	$14,178	$(430)	$14,178	$(430)
Obligations of states, municipalities and political subdivisions	11,653	(121)	124,714	(17,071)	136,367	(17,192)
Corporate and other securities	53,750	(140)	512,074	(36,974)	565,824	(37,114)
Asset-backed securities	23,995	(104)	38,154	(525)	62,149	(629)
Residential mortgage-backed securities	7,450	(27)	255,572	(41,010)	263,022	(41,037)
Commercial mortgage-backed securities	18,304	(77)	56,031	(3,380)	74,335	(3,457)
Total fixed-maturity investments	$115,152	$(469)	$1,000,723	$(99,390)	$1,115,875	$(99,859)

At September 30, 2024, the Company held 686 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.1 billion and gross unrealized losses of $99.9 million. Of these securities, 633 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2024, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2024, 79.9% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2024 are summarized, by contractual maturity, as follows:

	September 30, 2024
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$355,278	$355,263
Due after one year through five years	1,090,396	1,093,854
Due after five years through ten years	438,248	436,588
Due after ten years	227,005	194,961
Asset-backed securities	745,541	753,693
Residential mortgage-backed securities	521,368	483,780
Commercial mortgage-backed securities	150,839	148,899
Total fixed-maturity securities	$3,528,675	$3,467,038

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million and $14.8 million at September 30, 2024 and December 31, 2023, respectively. There was no accumulated depreciation on real estate investments at September 30, 2024 and December 31, 2023.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest:
Taxable bonds	$38,009	$24,644	$103,871	$63,672
Tax exempt municipal bonds	391	522	1,225	1,704
Cash equivalents and short-term investments	615	758	1,726	2,337
Dividends on equity securities	1,494	1,271	4,331	3,692
Real estate investment income	—	851	153	3,565
Gross investment income	40,509	28,046	111,306	74,970
Investment expenses	(865)	(960)	(2,882)	(3,017)
Net investment income	$39,644	$27,086	$108,424	$71,953

There was no depreciation expense related to real estate investments for the three and nine months ended September 30, 2024 or three months ended September 30, 2023 as the Company sold the related assets during 2023. Investment expenses included depreciation expense related to real estate investments of $0.5 million for the nine months ended September 30, 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed-maturity securities:
Realized gains	$114	$74	$1,055	$1,811
Realized losses	(90)	(51)	(1,129)	(2,268)
Net realized (losses) gains from fixed-maturity securities	24	23	(74)	(457)

Equity securities:
Realized gains	—	—	7,271	1,626
Realized losses	(31)	—	(455)	(4,487)
Net realized gains (losses) from equity securities	(31)	—	6,816	(2,861)
Realized (losses) gains from the sales of short-term investments	(1)	1	—	(19)
Realized (loss) gains on sale of real estate investments	—	4,250	(5)	4,250
Net realized investment gains (losses)	$(8)	$4,274	$6,737	$913
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended September 30, 2024 and 2023, the change in net unrealized gains (losses) for fixed-maturity securities was $80.3 million and $(29.8) million respectively. For the nine months ended September 30, 2024 and 2023, the change in net unrealized gains (losses) for fixed-maturity securities was $60.6 million and $(25.4) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.5 million and $5.8 million on deposit with state regulatory authorities at September 30, 2024 and December 31, 2023, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $22.4 million and $12.3 million at September 30, 2024 and December 31, 2023, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$14,748	$—	$—	$14,748
Obligations of states, municipalities and political subdivisions	—	163,884	—	163,884
Corporate and other securities	—	1,902,034	—	1,902,034
Asset-backed securities	—	753,693	—	753,693
Residential mortgage-backed securities	—	483,780	—	483,780
Commercial mortgage-backed securities	—	148,899	—	148,899
Total fixed-maturity securities	14,748	3,452,290	—	3,467,038

Equity securities:
Exchange traded funds	126,620	—	—	126,620
Non-redeemable preferred stock	—	26,281	—	26,281
Common stocks	212,725	—	—	212,725
Total equity securities	339,345	26,281	—	365,626
Total	$354,093	$3,478,571	$—	$3,832,664

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,235	$5,019	$—	$27,254
Obligations of states, municipalities and political subdivisions	—	171,044	—	171,044
Corporate and other securities	—	1,387,693	—	1,387,693
Asset-backed securities	—	641,760	—	641,760
Residential mortgage-backed securities	—	417,106	—	417,106
Commercial mortgage-backed securities	—	66,902	—	66,902
Total fixed-maturity securities	22,235	2,689,524	—	2,711,759

Equity securities:
Exchange traded funds	106,300	—	—	106,300
Non-redeemable preferred stock	—	33,173	—	33,173
Common stocks	95,340	—	—	95,340
Total equity securities	201,640	33,173	—	234,813
Short-term investments	1,862	3,727	—	5,589
Total	$225,737	$2,726,424	$—	$2,952,161
There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 or December 31, 2023.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $175.8 million and $171.6 million at September 30, 2024 and December 31, 2023, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at September 30, 2024 and December 31, 2023. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $18.6 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$21,226	$12,167	$13,383	$8,067
Current period change for estimated uncollectible premiums	2,596	2,341	12,938	7,459
Write-offs of uncollectible premiums receivable	(598)	(129)	(3,097)	(1,147)
Ending balance	$23,224	$14,379	$23,224	$14,379

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$109,358	$85,326	$88,395	$61,594
Policy acquisition costs deferred:
Direct commissions	65,773	54,580	209,146	169,223
Ceding commissions	(31,207)	(24,230)	(89,522)	(62,779)
Other underwriting and policy acquisition costs	3,765	1,623	10,418	7,511
Policy acquisition costs deferred	38,331	31,973	130,042	113,955
Amortization of net policy acquisition costs	(37,099)	(31,118)	(107,847)	(89,368)
Balance, end of period	$110,590	$86,181	$110,590	$86,181
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Building	$37,190	$37,181
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,315	3,958
Software	18,916	15,375
Furniture and fixtures	3,185	3,065
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress - building	16,568	6,623
Property and equipment	88,941	74,969
Accumulated depreciation	(15,252)	(11,565)
Total property and equipment, net	$73,689	$63,404

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$66,039	$53,035	$187,169	$143,181
Ceding commissions	(32,297)	(23,396)	(88,483)	(59,882)
Other underwriting expenses	36,397	30,709	109,274	85,268
Total	$70,139	$60,348	$207,960	$168,567
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $27.6 million and $23.1 million for the three months ended September 30, 2024 and 2023, respectively and $78.3 million and $63.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $10.7 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2024, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	107,822	$250.86
Granted	47,689	$502.43
Vested	(41,502)	$231.05
Forfeited	(2,417)	$283.11
Non-vested outstanding at the end of the period	111,592	$366.18
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2024, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,234.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the nine months ended September 30, 2024 and 2023 was $502.43 and $313.35, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2024 and 2023 was $19.8 million and $12.6 million, respectively. As of September 30, 2024, the Company had $32.1 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.4 years.
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

A summary of option activity as of September 30, 2024, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	201,560	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(75,188)	16.00
Outstanding at September 30, 2024	126,372	$16.00	1.8	$56,813
Exercisable at September 30, 2024	126,372	$16.00	1.8	$56,813
The total intrinsic value of options exercised was $34.4 million and $14.6 million during the nine months ended September 30, 2024 and 2023, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income	$114,229	$76,115	$305,749	$204,706

Weighted average common shares outstanding - basic	23,175	23,058	23,150	23,036
Effect of potential dilutive securities:
Conversion of stock options	123	208	141	220
Conversion of restricted stock	37	49	42	42
Weighted average common shares outstanding - diluted	23,335	23,315	23,333	23,298

Earnings per common share:
Basic	$4.93	$3.30	$13.21	$8.89
Diluted	$4.90	$3.26	$13.10	$8.79
There were 43,000 and zero anti-dilutive stock awards for the three months ended September 30, 2024 and 2023, respectively. There were 44,000 and 47,000 anti-dilutive stock awards for the nine months ended September 30, 2024 and 2023, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 18.7% and 19.4% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2024	2023
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,692,875	$1,238,402
Less: reinsurance recoverable on unpaid losses	241,357	177,039
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,451,518	1,061,363
Incurred losses and loss adjustment expenses:
Current year	608,423	470,235
Prior years	(28,072)	(28,607)
Total net losses and loss adjustment expenses incurred	580,351	441,628

Payments:
Current year	24,207	22,156
Prior years	156,992	136,380
Total payments	181,199	158,536
Net reserves for unpaid losses and loss adjustment expenses, end of period	1,850,670	1,344,455
Reinsurance recoverable on unpaid losses	310,093	220,452
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$2,160,763	$1,564,907
During the nine months ended September 30, 2024, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2023 developed favorably by $28.1 million, of which $45.6 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation and from the 2020 accident year due to a large property claim. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2024 included $17.6 million of net catastrophe losses primarily related to Hurricanes Helene, Francine and Beryl and tornadoes in the Midwest.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Premiums written:
Direct	$448,646	$377,789	$1,427,060	$1,173,599
Ceded	(98,709)	(83,509)	(295,833)	(215,248)
Net written	$349,937	$294,280	$1,131,227	$958,351

Premiums earned:
Direct	$450,583	$362,689	$1,283,710	$982,922
Ceded	(101,831)	(81,187)	(292,979)	(207,216)
Net earned	$348,752	$281,502	$990,731	$775,706
The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$22,698	$27,381	$92,903	$89,371
The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables on paid losses	$8,543	$6,479
Reinsurance recoverables on unpaid losses, net	310,093	241,357
Reinsurance recoverables, net	$318,636	$247,836

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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the nine months ended September 30, 2024, the annual weighted-average interest rate of borrowings under the Credit Facility was 7.04%.
The following table presents the Company's outstanding debt as of September 30, 2024 and December 31, 2023:

	Issuance	Maturity	September 30, 2024	December 31, 2023
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,947)	(2,154)
Total debt			$184,053	$183,846
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2024, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
In October 2024, the covenants limiting restricted payments under the Note Purchase Agreement and Amended and Restated Credit Agreement were amended. The amendments allow the Company to make restricted payments so long as the aggregate amount of all such restricted payments does not exceed the greater of $300.0 million and 6.5% of the total assets of the Company and its subsidiaries at the end of the most recently completed fiscal quarter.

14.     Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$80,292	$(29,931)	$60,816	$(26,997)
Income tax (expense) benefit	(16,861)	6,286	(12,771)	5,670
Unrealized gains (losses) arising during the period, net of income taxes	63,431	(23,645)	48,045	(21,327)
Less reclassification adjustment:
Net realized losses on fixed-maturity securities, before income taxes	(46)	(27)	(264)	(1,343)
Income tax benefit	10	6	56	282
Reclassification adjustment included in net income	(36)	(21)	(208)	(1,061)
Change in allowance for credit losses on investments, before income taxes	4	(143)	490	(199)
Income tax (expense) benefit	(1)	30	(103)	42
Reclassification adjustment included in net income	3	(113)	387	(157)
Other comprehensive income (loss)	$63,464	$(23,511)	$47,866	$(20,109)
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2024, the percentage breakdown of our gross written premiums was 67.0% casualty and 33.0% property. Our commercial underwriting divisions include commercial property, excess casualty, small business casualty, general casualty, construction, allied health, small business property, products liability, entertainment, energy, professional liability, life sciences, commercial auto, excess professional, environmental, inland marine, health care, management liability, public entity, aviation, ocean marine, product recall, railroad and agribusiness. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.5% of our gross written premiums in the first nine months of 2024.
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

Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$448,646	$377,789	$70,857	18.8%
Ceded written premiums	(98,709)	(83,509)	(15,200)	18.2%
Net written premiums	$349,937	$294,280	$55,657	18.9%

Net earned premiums	$348,752	$281,502	$67,250	23.9%
Fee income	8,489	6,841	1,648	24.1%
Losses and loss adjustment expenses	200,240	155,552	44,688	28.7%
Underwriting, acquisition and insurance expenses	70,139	60,348	9,791	16.2%
Underwriting income (1)	86,862	72,443	14,419	19.9%
Net investment income	39,644	27,086	12,558	46.4%
Change in the fair value of equity securities	20,659	(5,533)	26,192	NM
Net realized investment gains (losses)	(8)	4,274	(4,282)	NM
Change in allowance for credit losses on investments	4	(143)	147	NM
Interest expense	(2,589)	(2,573)	(16)	0.6%
Other expense, net	(174)	(61)	(113)	NM
Income before taxes	144,398	95,493	48,905	51.2%
Income tax expense	30,169	19,378	10,791	55.7%
Net income	$114,229	$76,115	$38,114	50.1%

Net operating earnings (2)	$97,911	$77,223	$20,688	26.8%

Loss ratio	56.1%	53.9%
Expense ratio	19.6%	20.9%
Combined ratio (3)	75.7%	74.8%

Annualized return on equity	33.9%	33.9%
Annualized operating return on equity (2)	29.1%	34.4%
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
Net income was $114.2 million for the three months ended September 30, 2024 compared to $76.1 million for the three months ended September 30, 2023, an increase of 50.1%. The increase in net income for the third quarter of 2024 from the same period last year was primarily due to higher returns on equity investments, continued profitable growth and an increase in investment income driven by higher investment balances and higher interest rates.
Underwriting income was $86.9 million for the three months ended September 30, 2024 compared to $72.4 million for the three months ended September 30, 2023, an increase of 19.9%. The corresponding combined ratios were 75.7% for the three months ended September 30, 2024 compared to 74.8% for the three months ended September 30, 2023. The increase in underwriting income in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to a combination of premium growth and lower relative net commissions offset in part by higher catastrophe losses during the period.
Premiums
Gross written premiums were $448.6 million for the three months ended September 30, 2024 compared to $377.8 million for the three months ended September 30, 2023, an increase of $70.9 million, or 18.8%. The increase in gross written premiums for the third quarter of 2024 over the same period last year was due to higher submission activity from brokers and a favorable, yet increasingly competitive, pricing environment. The average premium per policy written was approximately $14,500 in the third quarter of 2024 compared to approximately $14,400 in the third quarter of 2023. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $15,300 in the third quarter of 2024 compared to $15,500 in the third quarter of 2023.
Net written premiums increased by $55.7 million, or 18.9%, to $349.9 million for the three months ended September 30, 2024 from $294.3 million for the three months ended September 30, 2023. The increase in net written premiums for the third quarter of 2024 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 78.0% for the three months ended September 30, 2024 compared to 77.9% for the three months ended September 30, 2023.
Net earned premiums increased by $67.3 million, or 23.9%, to $348.8 million for the three months ended September 30, 2024 from $281.5 million for the three months ended September 30, 2023 and was directly related to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$196,750	55.1%	$163,545	56.7%
Current year catastrophe losses	13,615	3.8%	1,154	0.4%
Effect of prior year development	(10,125)	(2.8)%	(9,147)	(3.2)%
Total	$200,240	56.1%	$155,552	53.9%

The loss ratio was 56.1% for the three months ended September 30, 2024 compared to 53.9% for the three months ended September 30, 2023. The increase in the loss ratio in the third quarter of 2024 compared to the third quarter of 2023 was due primarily to higher catastrophe losses incurred and lower relative net favorable development of loss reserves from prior accident years. Net catastrophe losses incurred during the third quarter of 2024 were primarily attributable to Hurricanes Helene, Francine and Beryl and tornadoes in the Midwest.
During the three months ended September 30, 2024, prior accident years developed favorably by $10.1 million, of which $14.9 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	33,742	9.4%	29,639	10.3%
Other underwriting expenses	36,397	10.2%	30,709	10.6%
Underwriting, acquisition and insurance expenses	$70,139	19.6%	$60,348	20.9%
The expense ratio was 19.6% for the three months ended September 30, 2024 compared to 20.9% for the three months ended September 30, 2023. The expense ratio continues to benefit from higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percent of gross written premiums was 14.7% and 14.6% for the three months ended September 30, 2024 and 2023, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment (losses) gains for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$38,400	$25,166	$13,234
Dividends from equity securities	1,494	1,271	223
Cash equivalents and short-term investments	615	758	(143)
Real estate investment income	—	851	(851)
Gross investment income	40,509	28,046	12,463
Investment expenses	(865)	(960)	95
Net investment income	39,644	27,086	12,558
Change in the fair value of equity securities	20,659	(5,533)	26,192
Net realized investment (losses) gains	(8)	4,274	(4,282)
Change in allowance for credit losses on investments	4	(143)	147
Net realized and unrealized investment gains (losses)	20,655	(1,402)	22,057
Total	$60,299	$25,684	$34,615
Net investment income increased by 46.4% to $39.6 million for the three months ended September 30, 2024 from $27.1 million for the three months ended September 30, 2023. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% and 4.1% for the three months ended September 30, 2024 and 2023, respectively.

During the third quarter of 2024, the change in fair value of equity securities included changes in unrealized gains related to common stocks of $13.1 million and exchange traded funds ("ETFs") of $6.9 million and unrealized gains related to non-redeemable preferred stock of $0.7 million. The change in the fair value of ETFs and common stocks during the third quarter of 2024 reflected changes in the broader U.S. stock market.
During the third quarter of 2023, the change in fair value of equity securities included unrealized losses related to ETFs of $(3.6) million, unrealized losses related to common stocks of $(2.1) million and unrealized gains related to non-redeemable preferred stock of $0.2 million. The change in the fair value of ETFs and common stocks during the third quarter of 2023 reflected changes in the broader U.S. stock market.
During the third quarter of 2023, net realized investment gains of $4.3 million primarily related to the sale of a portion of our real estate investment property.
Income tax expense
Our effective tax rate was 20.9% for the three months ended September 30, 2024 compared to 20.3% for the three months ended September 30, 2023. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$1,427,060	$1,173,599	$253,461	21.6%
Ceded written premiums	(295,833)	(215,248)	(80,585)	37.4%
Net written premiums	$1,131,227	$958,351	$172,876	18.0%

Net earned premiums	$990,731	$775,706	$215,025	27.7%
Fee income	25,572	20,028	5,544	27.7%
Losses and loss adjustment expenses	580,351	441,628	138,723	31.4%
Underwriting, acquisition and insurance expenses	207,960	168,567	39,393	23.4%
Underwriting income (1)	227,992	185,539	42,453	22.9%
Net investment income	108,424	71,953	36,471	50.7%
Change in fair value of equity securities	41,871	3,796	38,075	NM
Net realized investment gains	6,737	913	5,824	NM
Change in allowance for credit losses on investments	490	(199)	689	NM
Interest expense	(7,575)	(7,867)	292	(3.7)%
Other expense, net	(1,874)	(139)	(1,735)	NM
Income before taxes	376,065	253,996	122,069	48.1%
Income tax expense	70,316	49,290	21,026	42.7%
Net income	$305,749	$204,706	$101,043	49.4%

Net operating earnings (2)	$266,962	$201,143	$65,819	32.7%

Loss ratio	57.1%	55.5%
Expense ratio	20.5%	21.2%
Combined ratio (3)	77.6%	76.7%

Annualized return on equity	32.3%	32.7%
Annualized operating return on equity (2)	28.2%	32.1%
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

Overview
Net income was $305.7 million for the nine months ended September 30, 2024 compared to $204.7 million for the nine months ended September 30, 2023, an increase of 49.4%. The increase in net income for the first nine months of 2024 over the same period last year was primarily due to a combination of continued profitable growth, higher returns on equity investments, and an increase in investment income driven by both higher investment balances and higher interest rates.
Underwriting income was $228.0 million for the nine months ended September 30, 2024 compared to $185.5 million for the nine months ended September 30, 2023, an increase of 22.9%. The corresponding combined ratios were 77.6% for the nine months ended September 30, 2024 compared to 76.7% for the nine months ended September 30, 2023. The increase in underwriting income for the first nine months of 2024 compared to the same period last year was primarily due to a combination of premium growth and lower relative net commissions, offset in part by higher catastrophe losses during the period.
Premiums
Gross written premiums were $1.4 billion for the nine months ended September 30, 2024 compared to $1.2 billion for the nine months ended September 30, 2023, an increase of $253.5 million, or 21.6%. The increase in gross written premiums for the first nine months of 2024 over the same period last year was due to higher submission activity from brokers and a favorable, yet increasingly competitive, pricing environment. The average premium per policy written was $15,400 in the first nine months of 2024 compared to $15,300 in the first nine months of 2023. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $16,200 for the first nine months of 2024 and $16,500 for the first nine months of 2023.
Net written premiums increased by $172.9 million, or 18.0%, to $1.1 billion for the nine months ended September 30, 2024 from $958.4 million for the nine months ended September 30, 2023. The increase in net written premiums for the first nine months of 2024 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 79.3% for the nine months ended September 30, 2024 compared to 81.7% for the same period last year. The decrease in the net retention ratio was primarily due to a higher cession rate on the commercial property quota share treaty effective with the June 2023 renewal, offset in part by an increase in our retention on our casualty treaty effective with the June 2024 renewal.
Net earned premiums increased by $215.0 million, or 27.7%, to $990.7 million for the nine months ended September 30, 2024 from $775.7 million for the nine months ended September 30, 2023 due to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$590,810	58.1%	$466,056	58.6%
Current year catastrophe losses	17,613	1.7%	4,179	0.5%
Effect of prior year development	(28,072)	(2.7)%	(28,607)	(3.6)%
Total	$580,351	57.1%	$441,628	55.5%
The loss ratio was 57.1% for the nine months ended September 30, 2024 compared to 55.5% for the nine months ended September 30, 2023. The increase in the loss ratio in the first nine months of 2024 compared to the first nine months of 2023 was due primarily to higher catastrophe losses incurred in the period and lower relative net favorable development of loss reserves from prior accident years. Net catastrophe losses incurred during the nine months ended September 30, 2024 were primarily attributable to Hurricanes Helene, Francine and Beryl and tornadoes in the Midwest.
During the nine months ended September 30, 2024, prior accident years developed favorably by $28.1 million, of which $45.6 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation and from the 2020 accident year due to a large property claim.
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
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	98,686	9.7%	83,299	10.5%
Other underwriting expenses	109,274	10.8%	85,268	10.7%
Total	$207,960	20.5%	$168,567	21.2%

The expense ratio was 20.5% for the nine months ended September 30, 2024 compared to 21.2% for the nine months ended September 30, 2023. The decrease in the expense ratio was primarily due to lower relative net commissions due to higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percentage of gross written premiums was 14.7% and 14.5% for the nine months ended September 30, 2024 and 2023, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$105,096	$65,376	$39,720
Dividends from equity securities	4,331	3,692	639
Cash equivalents and short-term investments	1,726	2,337	(611)
Real estate investment income	153	3,565	(3,412)
Gross investment income	111,306	74,970	36,336
Investment expenses	(2,882)	(3,017)	135
Net investment income	108,424	71,953	36,471
Change in fair value of equity securities	41,871	3,796	38,075
Net realized investment gains	6,737	913	5,824
Change in allowance for credit losses on investments	490	(199)	689
Net realized and unrealized investment gains	49,098	4,510	44,588
Total	$157,522	$76,463	$81,059
Net investment income increased by 50.7% to $108.4 million for the nine months ended September 30, 2024 from $72.0 million for the nine months ended September 30, 2023. The increase in the first nine months of 2024 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% and 3.9% for the nine months ended September 30, 2024 and 2023, respectively.
During the first nine months of 2024, the change in fair value of equity securities of $41.9 million included changes in unrealized gains related to common stocks of $25.4 million and ETFs of $13.2 million and changes in unrealized gains related to non-redeemable preferred stock of $3.3 million. The change in the fair value of common stocks and ETFs during the first nine months of 2024 primarily reflected higher valuations in the broader U.S. stock market and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
During the first nine months of 2023, the change in fair value of equity securities included unrealized gains related to ETFs and common stocks of $2.7 million and unrealized gains related to non-redeemable preferred stock of $1.1 million. The change in the fair value of ETFs and common stocks during the first nine months of 2023 primarily reflected changes in the broader U.S. stock market.
During the first nine months of 2024, net realized investment gains of $6.7 million were primarily related to sales of ETFs due to opportunistic repositioning of our equity portfolio. During the first nine months of 2023, net realized investment gains of $0.9 million included a realized gain of $4.3 million from the sale of a portion of our real estate investment property, offset by realized investment losses primarily related to disposing of securities issued by certain banking and financial institutions.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded a reduction to the allowance for credit losses at September 30, 2024 of $0.5 million. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was 18.7% for the nine months ended September 30, 2024 compared to 19.4% for the nine months ended September 30, 2023. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.
Return on equity
Our annualized return on equity was 32.3% for the nine months ended September 30, 2024 compared to 32.7% for the nine months ended September 30, 2023. Our annualized operating return on equity was 28.2% for the nine months ended September 30, 2024 compared to 32.1% for the nine months ended September 30, 2023. The decrease in annualized operating return on equity for the nine months ended September 30, 2024 compared to the prior period was due primarily to higher average stockholders' equity as a result of profitable growth and an increase in the fair value of our fixed income portfolio offset in part by higher net operating earnings.
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
In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time.
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
In connection with the share repurchase authorization, in October 2024, the covenants limiting restricted payments under the Note Purchase Agreement and Amended and Restated Credit Agreement were amended. The amendments allow the Company to make restricted payments so long as the aggregate amount of all such restricted payments does not exceed the greater of $300.0 million and 6.5% of the total assets of the Company and its subsidiaries at the end of the most recently completed fiscal quarter.
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

Our cash flows for the nine months ended September 30, 2024 and 2023 were:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$763,324	$648,308
Investing activities	(762,100)	(616,364)
Financing activities	(16,227)	(25,274)
Change in cash and cash equivalents	$(15,003)	$6,670
Net cash provided by operating activities was approximately $763.3 million for the nine months ended September 30, 2024 compared to $648.3 million for the same period in 2023. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $762.1 million for the nine months ended September 30, 2024 compared to $616.4 million for the nine months ended September 30, 2023. Net cash used in investing activities during the first nine months of 2024 included purchases of fixed-maturity securities of $1.3 billion, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, municipal securities and U.S. Treasuries. During the first nine months of 2024, we received proceeds of $274.2 million from sales of fixed-maturity securities, largely corporate bonds, mortgage- and asset-backed securities, municipal securities, U.S. Treasuries and government agency bonds and $317.4 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2024, purchases of equity securities of $115.1 million consisted of common stocks and ETFs. During the first nine months of 2024, we received proceeds of $34.2 million primarily from sales of ETFs and common stocks and, to a lesser extent, calls of non-redeemable preferred stock.
Net cash used in investing activities of $616.4 million for the nine months ended September 30, 2023 included purchases of fixed-maturity securities of $947.9 million, which were comprised largely of corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first nine months of 2023, we received proceeds of $204.4 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and municipal securities and $113.8 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2023, purchases of equity securities of $62.0 million consisted of common stocks. During the first nine months of 2023, we received proceeds of $7.5 million from sales of equity securities, primarily ETFs and common stocks. In addition, net sales of short-term investments of $13.1 million consisted of U.S. Treasuries and corporate bonds. Net cash used in investing activities also included proceeds of $62.0 million from the sale of a portion of our real estate investment property in the third quarter of 2023.
During the first nine months of 2024, cash used in financing reflected dividends paid of $0.45 per common share, or $10.5 million in aggregate. In addition, for the nine months ended September 30, 2024, payroll taxes withheld and remitted on restricted stock awards were $7.0 million, offset in part by proceeds received from our equity compensation plans of $1.2 million.
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
The following is a summary of our significant reinsurance programs as of September 30, 2024:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2024, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of September 30, 2024, we recorded an allowance for credit losses of $0.9 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At September 30, 2024, total stockholders' equity and tangible stockholders' equity were $1.4 billion compared to total stockholders' equity and tangible stockholders' equity of $1.1 billion at December 31, 2023. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, an increase in the fair value of our fixed-maturity investments and net activity related to stock-based compensation plans, offset in part by payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2024, our cash and invested assets of $4.0 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and real estate investments. At September 30, 2024, the majority of the investment portfolio was composed of fixed-maturity securities of $3.5 billion that were classified as available-for-

sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2024, we also held $365.6 million of equity securities, which included ETFs, common stocks and non-redeemable preferred stock, $111.7 million of cash and cash equivalents and $15.0 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.1 years and 2.8 years at September 30, 2024 and December 31, 2023, respectively and an average rating of "AA-" at both September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,160	$14,748	0.4%	$28,003	$27,254	1.0%
Obligations of states, municipalities and political subdivisions	180,797	163,884	4.7%	191,080	171,044	6.3%
Corporate and other securities	1,914,970	1,902,034	54.9%	1,437,468	1,387,693	51.2%
Asset-backed securities	745,541	753,693	21.7%	641,700	641,760	23.7%
Residential mortgage-backed securities	521,368	483,780	14.0%	463,904	417,106	15.4%
Commercial mortgage-backed securities	150,839	148,899	4.3%	72,308	66,902	2.4%
Total fixed-maturity securities	$3,528,675	$3,467,038	100.0%	$2,834,463	$2,711,759	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2024 and December 31, 2023, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2024		December 31, 2023
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,003,025	28.9%	$773,649	28.5%
AA	657,354	19.0%	626,287	23.1%
A	1,108,182	32.0%	859,706	31.7%
BBB	618,558	17.8%	384,539	14.2%
Below BBB and unrated	79,919	2.3%	67,578	2.5%
Total	$3,467,038	100.0%	$2,711,759	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$355,278	$355,263	10.2%	$193,054	$191,792	7.1%
Due after one year through five years	1,090,396	1,093,854	31.6%	1,051,112	1,038,158	38.3%
Due after five years through ten years	438,248	436,588	12.6%	184,603	167,555	6.2%
Due after ten years	227,005	194,961	5.6%	227,782	188,486	6.9%
Asset-backed securities	745,541	753,693	21.7%	641,700	641,760	23.7%
Residential mortgage-backed securities	521,368	483,780	14.0%	463,904	417,106	15.4%
Commercial mortgage-backed securities	150,839	148,899	4.3%	72,308	66,902	2.4%
Total fixed-maturity securities	$3,528,675	$3,467,038	100.0%	$2,834,463	$2,711,759	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.5 million and $5.8 million at September 30, 2024 and December 31, 2023, respectively.
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

Net income for the three and nine months ended September 30, 2024 and 2023, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Net income	$114,229	$76,115	$305,749	$204,706
Income tax expense	30,169	19,378	70,316	49,290
Income before income taxes	144,398	95,493	376,065	253,996
Net investment income	(39,644)	(27,086)	(108,424)	(71,953)
Change in the fair value of equity securities	(20,659)	5,533	(41,871)	(3,796)
Net realized investment (gains) losses	8	(4,274)	(6,737)	(913)
Change in allowance for credit losses on investments	(4)	143	(490)	199
Interest expense	2,589	2,573	7,575	7,867
Other expenses (1)	692	401	3,451	1,220
Other income	(518)	(340)	(1,577)	(1,081)
Underwriting income	$86,862	$72,443	$227,992	$185,539
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
Net income for the three and nine months ended September 30, 2024 and 2023, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Net income	$114,229	$76,115	$305,749	$204,706
Adjustments:
Change in the fair value of equity securities, before taxes	(20,659)	5,533	(41,871)	(3,796)
Income tax expense (benefit) (1)	4,338	(1,162)	8,793	797
Change in the fair value of equity securities, after taxes	(16,321)	4,371	(33,078)	(2,999)

Net realized investment (gains) losses, before taxes	8	(4,274)	(6,737)	(913)
Income tax expense (benefit) (1)	(2)	898	1,415	192
Net realized investment (gains) losses, after taxes	6	(3,376)	(5,322)	(721)

Change in allowance for credit losses on investments, before taxes	(4)	143	(490)	199
Income tax expense (benefit) (1)	1	(30)	103	(42)
Change in allowance for credit losses on investments, after taxes	(3)	113	(387)	157
Net operating earnings	$97,911	$77,223	$266,962	$201,143

Operating return on equity:
Average stockholders' equity (2)	$1,346,076	$897,789	$1,260,891	$834,606
Annualized return on equity (3)	33.9%	33.9%	32.3%	32.7%
Annualized operating return on equity (4)	29.1%	34.4%	28.2%	32.1%
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
Stockholders' equity at September 30, 2024 and December 31, 2023, reconciles to tangible stockholders' equity as follows:

($ in thousands)	September 30, 2024	December 31, 2023

Stockholders' equity	$1,434,949	$1,086,832
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,432,154	$1,084,037

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 5. Other Information
Entry into a Material Definitive Agreement
On October 22, 2024, the Company entered into:
• Second Amendment to the Note Purchase and Private Shelf Agreement (the "NPA Amendment") with PGIM, Inc. and the other noteholders party thereto; and
• Amendment No. 2 to the Amended and Restated Credit Agreement (the "Credit Agreement Amendment") with JPMorgan Chase Bank, N.A., as administrative agent and as a lender, Truist Bank, as a lender, and CIBC Bank USA, as a lender.
Each of the Note Purchase and Private Shelf Agreement and Amended and Restated Credit Agreement contain a restrictive covenant limiting Restricted Payments (as defined therein) and contained a general basket allowing for Restricted Payments of up to $100,000,000. The NPA Amendment and Credit Agreement Amendment amended each general basket to allow the Company to make Restricted Payments up to an aggregate amount of the greater of $300,000,000 and 6.5% of the total assets of the Company and its subsidiaries at the end of the most recently completed fiscal quarter.
The NPA Amendment amended Paragraph 6H(vi) of the Note Purchase and Private Shelf Agreement by deleting the reference to "$100,000,000" therein and replacing it with "the greater of (x) $300,000,000 and (y) 6.5% of the Total Assets of the Company and its consolidated Subsidiaries as of the end of the most recently completed fiscal quarter".
The Credit Agreement Amendment amended Section 6.08(f) of the Amended and Restated Credit Agreement by deleting the reference to "$100,000,000" therein and replacing it with “the greater of (x) $300,000,000 and (y) 6.5% of the Total Assets of the Borrower and its consolidated Subsidiaries as of the end of the most recently completed fiscal quarter” in its place.
The foregoing descriptions of the NPA Amendment and the Credit Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full and complete terms contained in the NPA Amendment and the Credit Agreement Amendment, a copy of each of which is attached as an exhibit hereto.

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
During the third quarter of 2024, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018)

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)
10.1	Second Amendment to the Note Purchase and Private Shelf Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto
10.2
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender

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

KINSALE CAPITAL GROUP, INC.
Date: October 24, 2024	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: October 24, 2024	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer