Form 10-K
period 2024-12-31
Kinsale Capital Group, Inc.
filed 2025-02-21
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2024 was approximately $7,793,514,938.
The number of the registrant’s common shares outstanding was 23,277,395 as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

iii

PART I
Item 1. Business
Kinsale is a property and casualty insurance company that focuses exclusively on the excess and surplus lines ("E&S") market in the U.S., where we can use our underwriting expertise to write coverages for hard-to-place risks. We sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. Our experienced and cohesive management team has an average of over 30 years of relevant experience.
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
We have significantly grown our business and have generated strong returns. During 2024, our gross written premiums increased by 19.2%, to $1.9 billion for the year ended December 31, 2024. Our return on equity and combined ratios were 32.3% and 76.4%, respectively, for the year ended December 31, 2024. Our operating return on equity, a non-GAAP financial measure, was 29.2% for the year ended December 31, 2024. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
The following table compares stockholder returns of Kinsale to those of the S&P 500.

Kinsale's Performance vs. the S&P 500

	Annual Percentage Change (1)
Year	Kinsale (2)	S&P 500
2016	113.5	4.2
2017	33.2	21.8
2018	24.1	(4.4)
2019	83.7	31.5
2020	97.3	18.4
2021	19.2	28.7
2022	10.2	(18.1)
2023	28.3	26.3
2024	39.1	25.0
Compounded Annual Gain ─ 2016-2024	49.7%	14.6%
Overall Gain ─ 2016-2024	2,893.5%	214.3%
(1) Data for 2016 begins with Kinsale's initial public offering date of July 28, 2016 and assumes reinvestment of dividends.
(2) Returns are calculated from the initial public offering price of $16.00 per share.

Our Products
We write a broad array of insurance coverages for risks that are unusual or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allows them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small- to medium-sized accounts, which we believe are subject to less competition and have better pricing. The average premium per policy written by us in 2024 was $15,100. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $15,900 in 2024. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2024, the percentage breakdown of our gross written premiums was 67.4% casualty and 32.6% property. Our commercial lines offerings and homeowner's coverage in the personal lines market represented 97.4% and 2.6% of our gross written premiums, respectively.
The following table provides a summary of gross premiums written by division for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
Commercial:
Commercial Property	$456,170	24.4%	$411,956	26.3%	$181,505	16.5%
Excess Casualty	245,137	13.1%	194,049	12.4%	147,485	13.4%
Small Business Casualty	195,593	10.5%	174,080	11.1%	149,366	13.6%
General Casualty	169,162	9.0%	118,745	7.6%	69,784	6.3%
Construction	148,333	7.9%	137,887	8.8%	122,524	11.1%
Allied Health	83,058	4.5%	67,808	4.3%	58,839	5.4%
Small Business Property	76,800	4.1%	43,893	2.8%	21,002	1.9%
Products Liability	67,035	3.6%	61,786	3.9%	60,374	5.5%
Entertainment	58,506	3.1%	39,218	2.5%	22,268	2.0%
Energy	42,710	2.3%	38,637	2.5%	32,217	2.9%
All other commercial lines	278,903	14.9%	242,279	15.4%	202,178	18.3%
Total commercial	1,821,407	97.4%	1,530,338	97.6%	1,067,542	96.9%
Personal:
High Value Homeowners	26,844	1.4%	14,295	0.9%	3,261	0.3%
Personal Insurance	22,090	1.2%	24,182	1.5%	31,289	2.8%
Total personal	$48,934	2.6%	$38,477	2.4%	$34,550	3.1%
Total gross written premiums	$1,870,341	100.0%	$1,568,815	100.0%	$1,102,092	100.0%
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the standard, or admitted, market. From 2001 to 2023, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 69.0% and grew direct premiums written by 9.8% annually, versus 73.7% and 4.5%, respectively for the property and casualty ("P&C") industry.

Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2024, our loss and loss adjustment expense ratio was 55.8%.
Technology is a core competency. As an insurance company that was founded in 2009, we have the benefit of having built, and continuing to enhance, a proprietary technology platform that reflects the best practices our management team has learned from its extensive experience. We operate on an integrated digital platform with a data warehouse that collects an array of statistical data. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect to quickly analyze trends across all functions in our business. Our customized proprietary systems help us to reduce the risk of administrative errors in our policy forms and include all of the necessary exclusions for the specified risk, and provides for the efficient and accurate handling of claims. Additionally, our systems enable us to rapidly respond to brokers, allowing our underwriters to reply to many of our submissions within 24 hours, a significant benefit to our brokers. While our technology offers a competitive advantage, we also recognize that more modern technologies provide solutions for increased automation and efficiency; as such, we continue to dedicate resources to maintain and improve our technology. We believe that our approach to technological advancement will provide us with an enduring competitive advantage as it allows us to quickly respond to market opportunities, and will continue to scale as our business grows.

Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that the combination of our proprietary technology platform and our expense management allows us to process quotes, underwrite policies and operate with a substantial cost advantage over our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2024, our expense ratio was 20.6%.
Fully integrated claims management. We believe that actively managing our claims results in more favorable outcomes and a higher degree of reserve accuracy. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 90 open claims per claims adjuster (88 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2024, our reserves for claims incurred but not reported were approximately 90.0% of our total net loss reserves. Of the total open claims as of December 31, 2024, 17.2% were open for accident years 2020 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:

Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $115.6 billion of direct written premiums in 2023. Based on our 2024 gross written premiums of $1.9 billion, our current market share is approximately 1.6%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner through our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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
On December 3, 2018, we formed 2001 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to hold our corporate headquarters.
On September 8, 2022, we formed 2000 Maywill, LLC, as a wholly-owned subsidiary of Kinsale Real Estate, domiciled in Delaware, in order to acquire and hold real estate investment property.
Marketing and Distribution
We market our products through a broad group of independent brokers. We also sell policies through our wholly-owned broker, Aspera. In 2024, Aspera distributed 1.3% of Kinsale’s premiums, primarily manufactured housing risks within our personal insurance division. Kinsale does not grant its independent brokers any underwriting or claims authority.
We select our brokers based on management's review of the experience, knowledge and business plan of each broker. Many of our brokers have more than one office, and we may appoint some but not all offices owned by a broker. We seek brokers with business plans that are consistent with our strategy and underwriting objectives. Our underwriters regularly visit with brokers in their offices in order to market and discuss the products we offer.
For the year ended December 31, 2024, our largest brokers were RSG Specialty, LLC, which produced $366.4 million, or 19.6%, of our gross written premiums, AmWINS Brokerage, which produced $325.5 million, or 17.4% of our gross written premiums and CRC Commercial Solutions, which produced $213.9 million, or 11.4%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2024.
It is important to us that we maintain excellent relationships with our brokers. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2024, we paid an average commission to our brokers of 14.7% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid response times, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	% of Total	2023	% of Total	2022	% of Total
	($ in thousands)
Gross written premiums by state:
California	$352,082	18.8%	$295,242	18.8%	$221,994	20.1%
Florida	291,849	15.6%	266,153	17.0%	186,891	17.0%
Texas	250,200	13.4%	198,758	12.7%	136,309	12.4%
New York	80,144	4.3%	66,489	4.2%	42,427	3.9%
Louisiana	56,819	3.0%	49,970	3.2%	30,981	2.8%
Washington	51,588	2.8%	46,507	3.0%	40,546	3.7%
Colorado	50,734	2.7%	43,852	2.8%	32,406	2.9%
New Jersey	47,057	2.5%	42,061	2.7%	30,425	2.8%
Georgia	43,478	2.3%	36,585	2.3%	23,539	2.1%
Pennsylvania	41,494	2.2%	33,333	2.1%	23,396	2.1%
All other states	604,896	32.4%	489,865	31.2%	333,178	30.2%
	$1,870,341	100.0%	$1,568,815	100.0%	$1,102,092	100.0%

Underwriting
Our underwriting department consisted of approximately 330 employees as of December 31, 2024. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We aim to issue quotes for the majority of new business submissions we receive. For certain submissions, we preemptively offer additional quotes for additional coverage. For example, if we receive a submission requesting primary coverage, we may also issue a quote for excess coverage. These quotes are included in new business submissions. For the year ended December 31, 2024, we processed approximately 881,000 new business submissions, and of those submissions, we issued approximately 590,000 quotes for a new quote ratio of 67.0% and bound 64,000 policies for a new policy to new submission ratio of 7.3%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by standard carriers constrained by approved forms and filed rates.
We endeavor to craft policies that offer affordable and appropriate protection to address our insureds' exposures while also constructing coverage such that potential losses are more predictable and claims cost can be best managed.
Claims
Our claims department consisted of approximately 90 claims professionals who had an average of 9 years of claims experience in the industry as of December 31, 2024. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.
We focus on the effective management of the claims adjusting process. This process is achieved by extending low reserve and settlement authority levels to our front-line claim examiners; keeping the adjuster-to-supervisor ratios low to allow for greater supervision over the adjusting process; and monitoring the number of claims handled by each claims examiner. This method ensures that two or more members of the department participate in the decision-making process when appropriate; our claim examiners recognize and address key issues; and reserves are adjusted to the appropriate amount, as necessary. We seek to manage the number of claims per claims examiner to allow our claim examiners sufficient time to review and investigate claims submitted. Moreover, prior to any scheduled mediation or trial, claims personnel conduct further peer review to ensure that issues and exposures have been adequately analyzed. In addition, our claim examiners work closely with members of the underwriting staff to keep them apprised of claim trends. Vendor management is also important, and our claim examiners work closely with our vendors to manage expenses and costs.
Information Technology
Our information technology department consisted of approximately 130 employees and contractors as of December 31, 2024. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud strategy to develop best-in-class software solutions and to attract and retain quality staff.
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
We use a web-based platform approach to develop applications. When a broker submits a request for insurance, the information is processed through our web-based intake and underwriting systems. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.
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
Catastrophe Risk Management
We use stochastic models to analyze the risk of severe losses from natural catastrophes. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we focus on the 100-year and the 250-year return periods. Our main catastrophe risk arises from hurricanes. We manage catastrophe exposure through:

•careful and disciplined underwriting,
•purchasing extensive reinsurance protection from financially strong counterparties,
•analyzing results of catastrophe modeling for our business portfolio on monthly basis, and
•limiting the concentration of property business by geographic area to reduce loss exposure from extreme events.
We mitigate catastrophe exposure by implementing certain aggregate risk management guidelines for our overall property business. For instance, these guidelines limit the exposed property values within a specified geographic radius, which in turn limits the gross and net PML. In addition to our aggregate risk management guidelines, we tactically write policies using limits in order to minimize exposure to large losses. While specific limits change over time as our risk appetite changes due to growth, the majority of our property business is written with policy limits of $5.0 million and lower. Our insurance policies are also generally written for one year and repriced annually to reflect changing exposures, including changes in frequency and severity of weather-related claims. Increased frequency and severity of natural catastrophes drive increased volatility for insurers. It also causes standard insurers to push more catastrophe exposed business into the E&S market thereby increasing our business opportunity. E&S companies are better able to manage the volatility associated with catastrophe risk given their regulatory freedom of rate and form allowing for maximum flexibility in restricting coverage and charging higher rates.
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
As previously discussed, when managing our catastrophe exposure, we generally focus on the 100-year and the 250-year return periods. We mitigate our risk associated with natural catastrophes with respect to our property insurance business primarily by purchasing reinsurance from only highly-rated reinsurers. We utilize a commercial lines quota-share reinsurance treaty combined with a catastrophe reinsurance treaty as an efficient and cost-effective way to manage the total loss exposure on our property coverages.
The following is a summary of our significant reinsurance programs as of December 31, 2024:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2024, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. At December 31, 2024, we recorded an allowance for credit losses of $0.9 million related to our reinsurance balances.
We had reinsurance recoverables on unpaid losses of $323.1 million at December 31, 2024, and recoverables on paid losses of $14.8 million at December 31, 2024. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2024:

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		($ in thousands)
Munich Reinsurance America, Inc.	A+	$83,828
General Reinsurance Corporation	A++	37,561
Swiss Reinsurance America Corp.	A+	34,262
SCOR Reinsurance Co.	A	29,975
Hannover Rück SE	A+	20,476
Odyssey Reinsurance Co.	A+	20,013
Arch Reinsurance Co.	A+	19,227
Allied World Insurance Co.	A	18,617
Arch Reinsurance Ltd.	A+	18,182
Berkley Insurance Co.	A+	17,603
Total for top ten reinsurers		299,744
All others, net of allowance for credit losses		38,147
Total reinsurance recoverable		$337,891

We did not have reinsurance recoverables greater than $14.2 million at December 31, 2024 from any individual reinsurer other than the ten listed above.

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
In December of 2022, we acquired real estate adjacent to our current headquarters for $76.6 million. Real estate and the related depreciable assets are carried at cost, net of accumulated depreciation. During 2023, we sold a portion of our real estate investment for approximately $62.0 million and determined we will occupy a portion for future office space expansion. The remaining $15.0 million represents the portion of such assets we held at December 31, 2024 for investment purposes.

Our cash and invested assets totaled $4.1 billion at December 31, 2024 and $3.1 billion at December 31, 2023, and are summarized as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
	($ in thousands)
Fixed maturities - at fair value:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	0.4%	$27,254	0.9%
Obligations of states, municipalities and political subdivisions	146,304	3.6%	171,044	5.5%
Corporate and other securities	1,989,490	48.9%	1,387,693	44.9%
Asset-backed securities	732,742	18.0%	641,760	20.7%
Residential mortgage-backed securities	448,874	11.0%	417,106	13.5%
Commercial mortgage-backed securities	205,105	5.0%	66,902	2.1%
Total fixed maturities	3,537,563	86.9%	2,711,759	87.6%

Equity securities - at fair value:
Exchange traded funds	129,731	3.2%	106,300	3.4%
Non-redeemable preferred stock	26,433	0.6%	33,173	1.1%
Common stock	242,195	6.0%	95,340	3.1%
Total equity securities	398,359	9.8%	234,813	7.6%

Short-term investments, at amortized cost	3,714	0.1%	5,589	0.2%
Real estate investment, net	15,045	0.4%	14,791	0.5%
Cash and cash equivalents	113,213	2.8%	126,694	4.1%
Total	$4,067,894	100.0%	$3,093,646	100.0%

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
Our investment policy also imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2024, our fixed-maturity portfolio, including cash equivalents, had an average duration of 3.0 years and had an average rating of "AA-."

The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2024:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$15,048	$—	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	20,625	91,453	28,545	4,959	722	146,304
Corporate and other securities	180	155,136	1,127,396	644,325	62,453	1,989,490
Asset-backed securities	714,287	4,126	10,982	3,347	—	732,742
Residential mortgage-backed securities	102,131	346,484	—	—	259	448,874
Commercial mortgage-backed securities	196,802	8,303	—	—	—	205,105
Total fixed maturities	$1,034,025	$620,550	$1,166,923	$652,631	$63,434	$3,537,563

The fair value of our investments in fixed-maturity securities at December 31, 2024, summarized by stated maturities follows:

	December 31, 2024
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$415,674	11.8%
Due after one year through five years	1,058,729	29.9%
Due after five years through ten years	496,044	14.0%
Due after ten years	180,395	5.1%
Asset-backed securities	732,742	20.7%
Residential mortgage-backed securities	448,874	12.7%
Commercial mortgage-backed securities	205,105	5.8%
Total fixed maturities	$3,537,563	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2024, our fixed-maturity security portfolio contained $448.9 million (12.7%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.

At December 31, 2024, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $2.0 billion. A summary of these securities by industry segment is shown below as of December 31, 2024:

	December 31, 2024
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$1,045,232	52.5%
Financial	777,136	39.1%
Utilities	167,122	8.4%
Total	$1,989,490	100.0%
Approximately 9.2% of our total cash and investments were invested in certain common stocks and exchange traded funds ("ETFs"). At December 31, 2024, our equity securities included the following:

	December 31, 2024
Equity securities	Fair Value	% of Total
	($ in thousands)
Common stocks	$242,195	65.1%
Domestic stock market fund	129,731	34.9%
Total	$371,926	100.0%
Approximately 0.6% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2024:

	December 31, 2024
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$25,582	96.8%
Industrials and other	851	3.2%
Total	$26,433	100.0%

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
On December 9, 2020, the NAIC initially adopted the Group Capital Calculation ("GCC") template and instructions, as well as corresponding amendments to NAIC model insurance holding company system laws. The amendments require, subject to certain exemptions, that the ultimate controlling person of each insurance group file a GCC on an annual basis with such insurance group’s lead state commissioner. In May of 2022, the Group Capital Calculation (E) Working Group subsequently adopted the 2022 GCC Instructions and Template. The GCC uses a risk-based capital aggregation approach intended to provide regulators with an additional group supervisory tool. As of October 31, 2024, thirty-five (35) states have adopted the 2020 revisions to the Insurance Holding Company Act pertaining to Group Capital Calculation and Liquidity Stress Testing. Arkansas has not yet adopted these revisions. We are currently evaluating the potential impacts.
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
Investment regulation
Kinsale Insurance is subject to state laws which require diversification of our investment portfolios and limits on the amount of our investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to dispose of those investments.
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
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws (Arkansas has not yet adopted this model legislation). The New York State Department of Financial Services ("DFS") issued regulations governing cybersecurity requirements for financial services companies, which became effective on March 1, 2017, and, as currently amended, require insurance companies, among others, regulated in New York to assess their specific cyber risk profiles and design cyber security programs to address such risks. We annually file our program compliance certifications pertaining to the DFS cybersecurity requirements in New York.
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

The Dodd-Frank Act also established the FIO in the U.S. Department of the Treasury and vested the FIO with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (the "IAIS"). In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically important" and therefore subject to regulation and oversight by the Federal Reserve Board in a manner similar to a bank holding company also subject to designation.
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
Unfair claims practices
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies and conduct training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
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

The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2024, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Human Capital
As of December 31, 2024, we had 674 employees, of which 660 were full-time employees, and all of whom were located at our headquarters in Richmond, Virginia.
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
•legislative activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends (e.g., increased litigation, higher jury awards and third-party litigation funding, among others).

These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 83.6% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2024.
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
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings, liquidity and our financial rating.
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
We use third-party vendor models to provide us with objective risk assessment relating to other risks in our reinsurance portfolio. We use these models to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each of our reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters which might impact certain of our coverages.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used to estimate our PMLs. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of a given natural catastrophe event; the increase in claim costs resulting from limited supply of labor and materials needed for repairs following a catastrophe event (demand surge); the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:
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
•An increase in class action lawsuits and cases assigned to Multi-District Litigation (MDL), which often lengthens claim duration and increases legal expenses.
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
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot exclude due to business or regulatory constraints. In addition, reinsurers often impose terms, such as lower per-occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at rates higher than the underlying risk. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also "Business — Reinsurance."
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
We distribute the majority of our products through a select group of brokers. Of our 2024 gross written premiums, 62.3%, or $1.2 billion, were distributed through five of our approximately 197 brokers, three of which accounted for 48.4%, or $905.8 million, of our 2024 gross written premiums.
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
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues. Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2024, we had $390.6 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
Our business depends on our information technology and telecommunications systems, including our web-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. In addition, some of these systems include or rely on third-party systems under our direct control. Events such as natural catastrophes, terrorist attacks, industrial accidents, third-party system or network outages or computer malware may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency and other plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
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
The rapid evolution of artificial intelligence ("AI") could exacerbate the information technology related risks described above, as well as alter the competitive landscape. While we anticipate that we will continue to research and implement AI-based technology solutions to both mitigate risk and increase automation in our environment, it is possible that bad actors and/or competitors will leverage AI solutions more effectively to either exploit vulnerabilities or take market share. Either outcome could negatively impact our business. We are aware that generative AI tools may respond with inaccurate or fabricated information, introduce bias or fail to provide traceability of source information and have taken steps to train employees on these issues as well to avoid using these tools as primary decision processes. We will continue to look for opportunities to deploy these tools to aid in decision making processes but cannot guarantee that the risks will be completely eliminated.
Cloud provider service failure or control weakness could adversely affect our business.
We employ cloud-based services to host the majority of our applications and intend to continue and expand our use. As we use cloud-based services, we will rely on third-party cloud providers to maintain appropriate controls and safeguards to protect confidential information we receive, including personal, personally identifiable, sensitive, confidential or proprietary data, and the integrity and continuous operation of our proprietary technology platform. While we conduct due diligence on these cloud providers with respect to their security and business controls, these are point-in-time assessments, and we may not have the visibility to effectively monitor the continuous implementation and efficacy of these controls. Outside parties may be able to circumvent controls or exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Operating in the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.
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
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. We could become involved in litigation with our customers, or become the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. The outcomes of litigation are inherently uncertain and can be influenced by evolving legal trends, including third-party litigation funding. This litigation may be based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $398.4 million as of December 31, 2024.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2025 without regulatory approval is $351.9 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
As of December 31, 2024, we had outstanding borrowings of $184.1 million, net of debt issuance costs, in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount, a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1, and minimum liquidity requirements if the maximum aggregate amount of dividends available to pay to us from Kinsale Insurance is below $50.0 million. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require our regulated insurance subsidiary to maintain a rating from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreements if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
Governance

Our Chief Executive Officer ("CEO") is responsible for assessing and managing overall material risks to the Company. With respect to cybersecurity risks, our CEO leverages the collective expertise of the Company’s information security function which reports to our CEO through the Company’s Chief Information Officer. The information security function is staffed with individuals with extensive information security employment experience, including in the financial services sector, educational experience and relevant credentials. The Audit Committee of the Board of Directors (the "Audit Committee") is responsible for receiving periodic updates on cybersecurity and information security risks, reviewing and discussing with management the quality and effectiveness of the Company’s efforts to mitigate such risks and reporting such findings to the Board of Directors. Management informs the Audit Committee about prevention, detection, mitigation and remediation of cybersecurity incidents at least semi-annually and monitors such matters continuously.
In 2025, the oversight over the Company's cybersecurity risk will transition from the Audit Committee to the Board of Directors ("the Board") to align with the Board's oversight of operational risks.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. Effective January 3, 2022, the Company transferred its common stock listing from the Nasdaq to the New York Stock Exchange ("NYSE") and continued to trade under its current symbol "KNSL." As of February 14, 2025, we had 137 stockholders of record of our common stock.
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

Performance Graph
The performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to S&P 500 and (3) the cumulative total returns to the S&P 500 P&C Index for the period from December 31, 2019 through December 31, 2024.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	December 31,
	2019	2020	2021	2022	2023	2024

Kinsale Capital Group, Inc.	$100.00	$197.28	$235.07	$258.97	$332.19	$461.94
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 P&C Index	$100.00	$106.96	$127.58	$151.65	$168.05	$227.67

Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2024	October 31, 2024	22,626	$441.95	22,626	$90.0
November 1, 2024	November 30, 2024	—	$—	—	$90.0
December 1, 2024	December 31, 2024	—	$—	—	$90.0
	Total	22,626	$441.95	22,626	$90.0
(1) In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

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
Year ended December 31, 2023 compared to year ended December 31, 2022
For a comparison of years ended December 31, 2023 and December 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 23, 2024.
Overview
Founded in 2009, we are an established and growing specialty insurance company. We focus exclusively on the E&S market in the U.S., where we use our underwriting expertise to write coverages for hard-to-place, small- to medium-sized business risks and personal lines risks. We sell these insurance products in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands primarily through a network of independent insurance brokers. We have an experienced and cohesive management team that has an average of over 30 years of relevant experience.
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2024, the percentage breakdown of our gross written premiums was 67.4% casualty and 32.6% property. Our commercial lines offerings and homeowner's coverage in the personal lines market represented 97.4% and 2.6% of our gross written premiums, respectively. Refer to Note 15 to the consolidated financial statements for gross written premiums by underwriting division.
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

Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023	Change	% Change

Gross written premiums	$1,870,341	$1,568,815	$301,526	19.2%
Ceded written premiums	(392,993)	(304,185)	(88,808)	29.2%
Net written premiums	$1,477,348	$1,264,630	$212,718	16.8%

Net earned premiums	$1,350,470	$1,072,537	$277,933	25.9%
Fee income	34,118	27,026	7,092	26.2%
Losses and loss adjustment expenses	772,899	600,219	172,680	28.8%
Underwriting, acquisition and insurance expenses	285,808	228,970	56,838	24.8%
Underwriting income (1)	325,881	270,374	55,507	20.5%
Net investment income	150,287	102,335	47,952	46.9%
Change in fair value of equity securities	43,367	15,277	28,090	NM
Net realized investment gains	6,831	6,040	791	NM
Change in allowance for credit losses on investments	526	(187)	713	NM
Interest expense	(10,134)	(10,301)	167	(1.6)%
Other (expenses) income, net	(2,042)	479	(2,521)	NM
Income before taxes	514,716	384,017	130,699	34.0%
Income tax expense	99,873	75,924	23,949	31.5%
Net income	$414,843	$308,093	$106,750	34.6%

Net operating earnings (2)	$374,771	$291,400	$83,371	28.6%

Loss ratio	55.8%	54.6%
Expense ratio	20.6%	20.8%
Combined ratio (3)	76.4%	75.4%

Return on equity	32.3%	33.6%
Operating return on equity (2)	29.2%	31.8%
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
Net income was $414.8 million for the year ended December 31, 2024 compared to $308.1 million for the year ended December 31, 2023, an increase of $106.8 million, or 34.6%. The increase in net income in 2024 over 2023 was primarily due to a combination of continued profitable growth and strong investing results including higher investment income and higher unrealized gains on equity investments.
Underwriting income was $325.9 million for the year ended December 31, 2024 compared to $270.4 million for the year ended December 31, 2023, an increase of $55.5 million, or 20.5%. The increase in underwriting income was primarily due to continued growth in the business offset in part by higher catastrophe losses. The corresponding combined ratios were 76.4% for the year ended December 31, 2024 compared to 75.4% for the year ended December 31, 2023.
Premiums
Gross written premiums were $1.9 billion for the year ended December 31, 2024 compared to $1.6 billion for the year ended December 31, 2023, an increase of $301.5 million, or 19.2%. The increase in gross written premiums for the year ended December 31, 2024 was primarily due to higher submission activity from brokers and a favorable, yet increasingly competitive, pricing environment. The average premium per policy written by us was $15,100 in 2024 compared to $15,200 in 2023. Excluding our personal insurance division, which has relatively low premiums per policy written, the average premium per policy written was $15,900 in 2024 compared to $16,400 in 2023. Gross written premiums increased across substantially all of our underwriting divisions for the year ended December 31, 2024 and were most notable in the following lines of business:
•General Casualty, which represented approximately 9.0% of our gross written premiums in 2024, increased by $50.4 million, or 42.5%, for the year ended December 31, 2024;
•Excess Casualty, which represented approximately 13.1% of our gross written premiums in 2024, increased by $51.1 million, or 26.3%, for the year ended December 31, 2024;
•Small Business Casualty, which represented approximately 10.5% of our gross written premiums in 2024, increased by $21.5 million, or 12.4%, for the year ended December 31, 2024;
•Commercial Property, which represented approximately 24.4% of our gross written premiums in 2024, increased by $44.2 million, or 10.7%, for the year ended December 31, 2024 and
•Construction, which represented approximately 7.8% of our gross written premiums in 2024, increased by $10.4 million, or 7.6%, for the year ended December 31, 2024.
Net written premiums increased by $212.7 million, or 16.8%, to $1.5 billion for the year ended December 31, 2024 from $1.3 billion for the year ended December 31, 2023. The increase in net written premiums was largely due to higher gross written premiums for the year ended December 31, 2024. Our net retention ratio was 79.0% for the year ended December 31, 2024 compared to 80.6% for the year ended December 31, 2023. The decrease in the net retention ratio was primarily due to a higher cession rate on the commercial property quota share treaty effective with the June 2023 renewal, offset in part by an increase in our retention on our casualty treaty effective with the June 2024 renewal.
Net earned premiums were $1.4 billion for the year ended December 31, 2024 compared to $1.1 billion for the year ended December 31, 2023, an increase of $277.9 million, or 25.9%. As previously discussed, the increase was due to growth in gross written premiums in 2024 compared to 2023.

Loss ratio
The following table summarizes the effect of the factors indicated above on the loss ratios for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income

Loss ratio:
Current accident year	$785,036	56.7%	$631,407	57.4%
Current accident year - catastrophe losses	25,518	1.8%	4,586	0.4%
Effect of prior year development	(37,655)	(2.7)%	(35,774)	(3.2)%
Total	$772,899	55.8%	$600,219	54.6%
Our loss ratio was 55.8% for the year ended December 31, 2024 compared to 54.6% for the year ended December 31, 2023. The increase in the loss ratio for the year ended December 31, 2024 was due primarily to higher catastrophe losses incurred during the period and lower relative net favorable development of loss reserves from prior accident years. During the year ended December 31, 2024, current year incurred losses and loss adjustment expenses included $25.5 million of net catastrophe losses primarily attributable to Hurricanes Milton, Helene and Francine and tornadoes in the Midwest.
During the year ended December 31, 2024, prior accident years developed favorably by $37.7 million, of which $57.6 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation, from the 2020 accident year due to a large property claim and more conservative actuarial assumptions in the 2021 through 2023 accident years for lines of business exposed to construction liability.
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

Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	$134,184	9.7%	$113,717	10.3%
Other underwriting expenses	151,624	10.9%	115,253	10.5%
Underwriting, acquisition, and insurance expenses	$285,808	20.6%	$228,970	20.8%

The expense ratio was 20.6% for the year ended December 31, 2024 compared to 20.8% for the year ended December 31, 2023. The decrease in the expense ratio was primarily due to lower relative net commissions as a result of higher ceding commissions earned under the commercial property quota share treaty as a result of commercial property premium growth. Direct commissions paid as a percent of gross written premiums was 14.7% and 14.5% for the years ended December 31, 2024 and 2023, respectively.
Investing results
The following table summarizes the components of net investment income, change in the fair value of equity securities, net realized investment gains and change in allowance for credit losses on investments for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023	Change

Interest from fixed-maturity securities	$144,834	$94,444	$50,390
Dividends on equity securities	6,442	5,097	1,345
Cash equivalents and short-term investments	3,012	3,004	8
Real estate investment income	153	3,716	(3,563)
Gross investment income	154,441	106,261	48,180
Investment expenses	(4,154)	(3,926)	(228)
Net investment income	150,287	102,335	47,952
Change in the fair value of equity securities	43,367	15,277	28,090
Net realized investment gains	6,831	6,040	791
Change in allowance for credit losses on investments	526	(187)	713
Net unrealized and realized investment gains	50,724	21,130	29,594
Total	$201,011	$123,465	$77,546
Our net investment income increased by 46.9% to $150.3 million for the year ended December 31, 2024 from $102.3 million for the year ended December 31, 2023, primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows and higher interest rates relative to the prior year period.

The weighted average duration of our investment portfolio, including cash equivalents, was 3.0 years and 2.8 years at December 31, 2024 and 2023, respectively. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had a gross investment return of 4.4% as of December 31, 2024, compared to 4.0% as of December 31, 2023.
During the year ended December 31, 2024, the change in the fair value of equity securities of $43.4 million included appreciation of common stocks, ETFs and non-redeemable preferred stocks of $23.7 million, $16.1 million and $3.6 million, respectively, generally consistent with the changes in the broader U.S. stock market.
During the year ended December 31, 2023, the change in the fair value of equity securities of $15.3 million included changes in unrealized gains related to ETFs and common stocks of $12.8 million and unrealized gains related to non-redeemable preferred stock of $2.5 million. The change in the fair value of ETFs and common stocks during 2023 primarily reflected changes in the broader U.S. stock market.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded a reduction to credit loss expense of $0.5 million for the year ended December 31, 2024 compared to credit loss expense of $0.2 million for the year ended December 31, 2023. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was approximately 19.4% for the year ended December 31, 2024 compared to 19.8% for the year ended December 31, 2023. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and tax-exempt investment income.
Return on equity
Our return on equity was 32.3% for the year ended December 31, 2024 compared to 33.6% for the year ended December 31, 2023. Operating return on equity was 29.2% for 2024, a decrease from 31.8% for 2023. The decrease in operating return on equity was due primarily to higher average stockholders' equity as a result of continued profitable growth.
Liquidity and Capital Resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance, which is domiciled in Arkansas. Accordingly, Kinsale primarily receives cash through (1) loans from banks, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes, repurchase shares and for other business purposes.
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

State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2025 without regulatory approval is $351.9 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $47.0 million of dividends to us during 2024. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2024, our holding company had $12.3 million in cash and investments, compared to $17.1 million as of December 31, 2023.
Management believes there is sufficient liquidity available at the holding company and in its insurance subsidiary, Kinsale Insurance, as well as in its other operating subsidiaries, to meet its operating cash needs and obligations for the next 12 months.
Real Estate
In December of 2022, we acquired real estate property adjacent to our current headquarters for $76.6 million. The property is comprised of two office buildings totaling over 580,000 square feet and a parking deck situated on approximately 29 acres of land. During 2023, we sold one office building and the parking deck for approximately $62.0 million in cash, net of seller’s costs, and determined we would occupy the remaining building for future expansion of our operations. Upon this determination, we reclassified the carrying value of the building to property and equipment within other assets on the consolidated balance sheet. The building is currently under development for the Company's future headquarters and is expected to be completed during the fourth quarter of 2025. Capital expenditures related to the renovation of the building may be funded through draw downs on our Credit Facility. The remaining $15.0 million presented on the consolidated balance sheet represents the portion of remaining real estate assets held for investment purposes.
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
Share repurchase program
In October 2024, our Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The stock repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. At December 31, 2024, the Company had $90.0 million of capacity remaining under its share repurchase program.
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

Our cash flows for the years ended December 31, 2024 and 2023 were:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$976,301	$859,835
Investing activities	(960,125)	(860,892)
Financing activities	(29,657)	(28,523)
Change in cash and cash equivalents	$(13,481)	$(29,580)

We have historically generated positive operating cash flows allowing our cash and invested assets to grow. The increase in cash provided by operating activities in 2024 compared to 2023 was due primarily to growth in business and the timing of claim payments and reinsurance recoveries.
For the year ended December 31, 2024, net cash used in investing activities of $960.1 million reflected growth in our business operations. For the year ended December 31, 2024, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $1.6 billion, and to a lesser extent, municipal bonds of $3.7 million and sovereigns of $0.8 million. During 2024, we received proceeds of $289.4 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $452.4 million from redemptions of asset- and mortgage-backed securities and corporate and municipal bonds. For the year ended December 31, 2024, purchases of equity securities of $156.5 million primarily consisted of common stocks and, to a lesser extent, ETFs. Proceeds from sales of equity securities of $34.4 million consisted of primarily ETFs and common stocks and, to a lesser extent, calls of non-redeemable preferred stock.
For the year ended December 31, 2023, net cash used in investing activities was $860.9 million. For the year ended December 31, 2023, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $1.3 billion, and to a lesser extent, sovereigns and government agency bonds of $26.3 million and municipal bonds of $4.9 million. During 2023, we received proceeds of $245.6 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $176.5 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2023, purchases of equity securities of $86.6 million primarily consisted of common stocks. Proceeds from sales of equity securities of $30.6 million consisted of primarily ETFs and common stocks. In addition, net sales of short-term investments of $36.7 million consisted of U.S. Treasuries, government agency and corporate bonds. Net cash used in investing activities also included proceeds of $62.0 million from the sale of a portion of our real estate investment property in the third quarter of 2023.
For the year ended December 31, 2024, net cash used in financing activities was $29.7 million and reflected dividends of $0.60 per common share, or $13.9 million in the aggregate and share repurchases of $10.0 million. Payroll taxes withheld and remitted on restricted stock awards were $7.0 million, offset in part by proceeds received from our equity compensation plan of $1.3 million.
For the year ended December 31, 2023, net cash used in financing activities was $28.5 million and reflected proceeds of $50.0 million from the issuance of the Series B Note on September 18, 2023. Proceeds from the sale of our real estate investment were used to pay down $62.0 million from our Credit Facility. Financing activities also reflected dividends of $0.56 per common share, or $13.0 million in the aggregate. Proceeds received from our equity compensation plan were $0.9 million, offset by payroll taxes withheld and remitted on restricted stock awards of $4.3 million for the year ended December 31, 2023.

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
For the year ended December 31, 2024, property insurance represented 32.6% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2024, we purchased catastrophe reinsurance coverage of $175.0 million per event in excess of our $60.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $350.0 million and is in addition to the coverage provided by our other property reinsurance.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. As of December 31, 2024, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. At December 31, 2024, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 62.2% of the total balance. At December 31, 2024, we recorded an allowance for credit losses of $0.9 million related to our reinsurance balances.
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
Debt
As of December 31, 2024, we had $125.0 million of 5.15% Series A Senior Notes outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2024, we had $50.0 million of the 6.21% Series B Senior Note outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $10.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2024, we had $11.0 million outstanding under the Amended and Restated Credit Agreement, which has a maturity of July 22, 2027. Interest on the outstanding amounts is based on 3-month Adjusted Term SOFR plus a margin of 1.625%. Interest accrues over the term of the interest rate and is payable in arrears.
See Note 11 to the consolidated financial statements for further details regarding our debt obligations.
Real estate construction costs
We are currently renovating an existing office building for our new corporate headquarters and have entered into an agreement under which we have incurred obligations relating to the renovation. We expect the construction costs to be approximately $59.0 million and are currently targeting a fourth quarter 2025 completion date. At December 31, 2024 we incurred approximately $19.5 million of construction costs toward the project. Our contractual obligations include payments which will become due under the construction agreement and project development.
Financial Condition
Stockholders' equity
At December 31, 2024, total stockholders' equity and tangible stockholders' equity were $1.5 billion, compared to total stockholders' equity and tangible equity of $1.1 billion at December 31, 2023. The increase in both total stockholders' equity and tangible stockholders' equity in 2024 compared to 2023 was primarily due to profits generated during the period and net activity related to stock-based compensation plans. These increases were offset in part by dividends declared during 2024, share repurchases and an increase in unrealized losses on available-for-sale investments, net of taxes. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
See Note 9 to the consolidated financial statements for further details regarding our stock-based compensation plans.
Dividend declarations
On February 12, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend was paid on March 13, 2024 to all stockholders of record on February 27, 2024.
On May 15, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend was paid on June 13, 2024 to all stockholders of record on May 31, 2024.
On August 14, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend was paid on September 12, 2024 to all stockholders of record on August 29, 2024.
On November 13, 2024, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock. This dividend was paid on December 13, 2024 to all stockholders of record on November 29, 2024.
On February 10, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend is payable on March 13, 2025 to all stockholders of record on February 27, 2025.
Investment portfolio
At December 31, 2024, our cash and invested assets of $4.1 billion consisted of fixed-maturity securities, cash and cash equivalents, equity securities, short-term investments and real estate investments. At December 31, 2024, the majority of the investment portfolio was comprised of fixed-maturity securities of $3.5 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2024, we also held $398.4 million of equity securities, which were comprised of common stocks, ETFs and non-redeemable preferred stock, $113.2 million of cash and cash equivalents, $15.0 million of real estate investments and $3.7 million of short-term investments. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.0 years and an average rating of "AA-" at December 31, 2024. Our investment portfolio, excluding cash equivalents and real estate investments, had a gross investment return of 4.4% as of December 31, 2024, compared to 4.0% as of December 31, 2023.

At December 31, 2024, the amortized cost and estimated fair value of our fixed-maturity, equity, and short-term investments were as follows:

	December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$15,048	0.4%
Obligations of states, municipalities and political subdivisions	168,894	146,304	3.7%
Corporate and other securities	2,037,372	1,989,490	50.5%
Asset-backed securities	729,658	732,742	18.6%
Residential mortgage-backed securities	502,121	448,874	11.4%
Commercial mortgage-backed securities	209,521	205,105	5.2%
Total fixed maturities	3,663,031	3,537,563	89.8%

Equity securities:
Exchange traded funds	72,773	129,731	3.3%
Nonredeemable preferred stock	27,938	26,433	0.7%
Common stock	213,011	242,195	6.1%
Total equity securities	313,722	398,359	10.1%
Short-term investments	3,714	3,714	0.1%
Total	$3,980,467	$3,939,636	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2024, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2024
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,034,025	29.2%
AA	620,550	17.5%
A	1,166,923	33.0%
BBB	652,631	18.5%
Below BBB	63,434	1.8%
Total	$3,537,563	100.0%

The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2024, were as follows:

	December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$415,494	$415,674	11.8%
Due after one year through five years	1,070,687	1,058,729	29.9%
Due after five years through ten years	513,549	496,044	14.0%
Due after ten years	222,001	180,395	5.1%
Asset-backed securities	729,658	732,742	20.7%
Residential mortgage-backed securities	502,121	448,874	12.7%
Commercial mortgage-backed securities	209,521	205,105	5.8%
Total fixed maturities	$3,663,031	$3,537,563	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $3.7 million and $5.8 million at December 31, 2024 and 2023, respectively.

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
Net income for the years ended December 31, 2024 and 2023 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2024	2023

Net income	$414,843	$308,093
Income tax expense	99,873	75,924
Income before taxes	514,716	384,017
Net investment income	(150,287)	(102,335)
Change in the fair value of equity securities	(43,367)	(15,277)
Net realized investment gains	(6,831)	(6,040)
Change in allowance for credit losses on investments	(526)	187
Interest expense	10,134	10,301
Other expenses (1)	3,968	942
Other income	(1,926)	(1,421)
Underwriting income	$325,881	$270,374
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

Net income for the years ended December 31, 2024 and 2023 reconciles to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2024	2023

Net income	$414,843	$308,093
Adjustments:
Change in the fair value of equity securities, before taxes	(43,367)	(15,277)
Income tax expense (1)	9,107	3,208
Change in the fair value of equity securities, after taxes	(34,260)	(12,069)

Net realized investment gains, before taxes	(6,831)	(6,040)
Income tax expense (1)	1,435	1,268
Net realized investment gains, after taxes	(5,396)	(4,772)

Change in allowance for credit losses on investments, before taxes	(526)	187
Income tax expense (benefit) (1)	110	(39)
Change in allowance for credit losses on investments, after taxes	(416)	148
Net operating earnings	$374,771	$291,400

Operating return on equity:
Average equity (2)	$1,285,197	$916,141
Return on equity (3)	32.3%	33.6%
Operating return on equity (4)	29.2%	31.8%
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
Stockholders' equity at December 31, 2024 and 2023 reconciles to tangible stockholders' equity as follows:

	December 31,
($ in thousands)	2024	2023

Stockholders' equity	$1,483,561	$1,086,832
Less: Intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,480,766	$1,084,037

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
Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses are the largest and most complex estimate in our consolidated balance sheet. The reserves for unpaid losses and loss adjustment expenses represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these claims that have occurred as of or before the consolidated balance sheet date. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses. The estimates are based on our historical data, industry data, and our analysis of future trends in loss severity, loss frequency, and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim. Even after such adjustments, ultimate liability may be higher or lower than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in our consolidated financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2024 were $2.3 billion, and of this amount, 90.4% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2024 were $2.0 billion, and of this amount, 90.0% related to IBNR. A 5% change in net IBNR reserves would equate to a $88.4 million change in the reserve for losses and loss adjustment expenses at such date, as well as a $69.8 million change in net income, a 4.7% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2024.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2024 and 2023:

	December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$220,243	9.6%	$195,513	10.0%
IBNR	2,065,425	90.4%	1,767,095	90.0%
Total	$2,285,668	100.0%	$1,962,608	100.0%

	December 31, 2023
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$162,679	9.6%	$137,581	9.5%
IBNR	1,530,196	90.4%	1,313,937	90.5%
Total	$1,692,875	100.0%	$1,451,518	100.0%

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
Methodology
IBNR reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to us. We use several actuarial methods to arrive at our IBNR reserve estimates for each line of business. These methods estimate the reserves based on a variety of information including initial expected loss ratios, loss development patterns, paid losses, reported losses, claim counts and price indices. We use industry and peer-group data, in addition to our own data, as a basis for selecting our loss development patterns.
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
Our Reserve Committee consists of our Chief Actuary and other select members of senior management. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Chief Actuary. In establishing the actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for each line of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. During each quarter, the Reserve Committee reviews the emergence of actual losses relative to expectations by line of business to assess whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for those product lines. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
In addition, we retain an independent actuary annually to review our estimate of reserves. The independent actuary is not involved in the establishment and recording of our loss reserve. The actuarial consulting firm prepares its own estimate of unpaid loss and loss adjustment expenses, and we compare its estimate to the reserves for losses and loss adjustment expenses reviewed and approved by the Reserve Committee to gain additional comfort on the adequacy of those reserves.
While we believe that loss reserves at December 31, 2024 are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our estimates. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tailed lines of business.
Key assumptions
Expected loss ratios are a key assumption in estimates of ultimate losses for business at an early stage of development. A higher expected loss ratio results in a higher ultimate loss estimate, and vice versa. Estimated loss development patterns are another significant assumption in estimating loss reserves. Accelerating a loss development pattern results in lower ultimate losses, as the estimated proportion of losses already incurred would be higher. We utilize industry benchmarks and peer group data to supplement our own data when estimating loss development patterns.
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together to estimate volatility for our reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future. The variation discussed is not meant to be a worst-case scenario and, therefore, it is possible that future variation may be greater than the amounts shown below.

The impact of reasonably likely changes in the two key assumptions used to estimate net loss reserves at December 31, 2024 is as follows:

Development Pattern	Expected Loss Ratio
Property	10% lower	Unchanged	10% higher
	($ in millions)
2 months slower	$21.0	$38.4	$55.9
Unchanged	(12.5)	—	12.5
2 months faster	(30.8)	(21.1)	(11.3)

Casualty Occurrence	5% lower	Unchanged	5% higher

6 months slower	$35.5	$136.4	$237.3
Unchanged	(91.6)	—	91.6
6 months faster	(221.7)	(139.5)	(57.3)

Casualty Claims-Made	5% lower	Unchanged	5% higher

6 months slower	$29.7	$59.3	$88.9
Unchanged	(24.2)	—	24.2
6 months faster	(71.3)	(51.8)	(32.2)

Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed. Refer to Note 7 to the consolidated financial statements for discussion on our reserve development for the years ended December 31, 2024 and 2023.
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
Fair values of financial instruments in our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2024, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtains fair values from third party pricing services, (2) discussing with our investment accounting vendor its process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for credit losses, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for credit losses is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for credit losses related to reinsurance balances was $0.9 million at December 31, 2024.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are designed to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2024, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-." Additionally, at December 31, 2024, approximately 79.8% of our fixed-maturity portfolio, excluding cash equivalents, was rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2024, approximately 1.8% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and non-redeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and non-redeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and non-redeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio, including cash equivalents, was 3.0 years as of December 31, 2024.

We had fixed-maturity securities and non-redeemable preferred stock with a fair value of $3.6 billion at December 31, 2024 and $2.7 billion at December 31, 2023 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and non-redeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$3,359,066	$(204,930)	(5.8)%	$2,596,163	$(148,769)	(5.4)%
100 basis points increase	$3,458,502	$(105,494)	(3.0)%	$2,668,387	$(76,545)	(2.8)%
No change	$3,563,996	$—	—%	$2,744,932	$—	—%
100 basis points decrease	$3,674,836	$110,840	3.1%	$2,824,874	$79,942	2.9%
200 basis points decrease	$3,789,241	$225,245	6.3%	$2,907,181	$162,249	5.9%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities and common stock, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2024, approximately 9.2% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in common stocks and ETFs. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on various actuarial methods. These methods utilize numerous inputs including initial expected loss ratios, expected development patterns for losses based on historical Company and industry data, actual reported losses and loss adjustment expenses, claim counts and price indices. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2024, the Company recorded $2,286 million of reserves for unpaid losses and loss adjustment expenses.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reserving process. These included internal controls over the actuarial methods and certain assumptions used to derive the Company’s best estimate of reserves and the comparison of the Company’s best estimate to the annual independent actuarial reserve estimate performed by an external consulting actuary. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
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
Richmond, Virginia
February 21, 2025

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,663,031 allowance for credit loss: $27 – 2024; $2,834,463 and $553 – 2023)	$3,537,563	$2,711,759
Equity securities, at fair value (cost: $313,722 – 2024; $193,543 – 2023)	398,359	234,813
Real estate investments, net	15,045	14,791
Short-term investments	3,714	5,589
Total investments	3,954,681	2,966,952
Cash and cash equivalents	113,213	126,694
Investment income due and accrued	27,366	21,689
Premiums and fees receivable, net of allowance for credit losses of $26,926 in 2024 and $13,383 in 2023	140,027	143,212
Reinsurance recoverables, net of allowance for credit losses of $932 in 2024 and $744 in 2023	337,891	247,836
Ceded unearned premiums	52,736	52,516
Deferred policy acquisition costs, net of ceding commissions	109,263	88,395
Indefinite-lived intangible assets	3,538	3,538
Deferred income tax asset, net	60,215	55,699
Other assets	87,774	66,443
Total assets	$4,886,704	$3,772,974
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$2,285,668	$1,692,875
Unearned premiums	828,449	701,351
Payable to reinsurers	43,959	47,582
Accounts payable and accrued expenses	55,159	44,922
Debt	184,122	183,846
Other liabilities	5,786	15,566
Total liabilities	3,403,143	2,686,142
Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,294,783 shares issued and 23,272,157 shares outstanding at December 31, 2024; 23,181,919 shares issued and outstanding at December 31, 2023	233	232
Additional paid-in capital	361,398	352,970
Retained earnings	1,229,136	828,247
Accumulated other comprehensive loss	(97,206)	(94,617)
Treasury stock, at cost (22,626 shares in 2024; — in 2023)	(10,000)	—
Stockholders’ equity	1,483,561	1,086,832
Total liabilities and stockholders’ equity	$4,886,704	$3,772,974
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Revenues:
Gross written premiums	$1,870,341	$1,568,815	$1,102,092
Ceded written premiums	(392,993)	(304,185)	(165,282)
Net written premiums	1,477,348	1,264,630	936,810
Change in unearned premiums	(126,878)	(192,093)	(142,691)
Net earned premiums	1,350,470	1,072,537	794,119
Fee income	34,118	27,026	19,604
Net investment income	150,287	102,335	51,282
Change in fair value of equity securities	43,367	15,277	(27,723)
Net realized investment gains	6,831	6,040	1,191
Change in allowance for credit losses on investments	526	(187)	(366)
Other income	1,926	1,421	697
Total revenues	1,587,525	1,224,449	838,804
Expenses:
Losses and loss adjustment expenses	772,899	600,219	457,913
Underwriting, acquisition and insurance expenses	285,808	228,970	180,322
Interest expense	10,134	10,301	4,284
Other expenses	3,968	942	721
Total expenses	1,072,809	840,432	643,240
Income before income taxes	514,716	384,017	195,564
Income tax expense	99,873	75,924	36,450
Net income	414,843	308,093	159,114
Other comprehensive income (loss):
Change in unrealized (losses) gains on available-for-sale investments, net of taxes	(2,589)	40,301	(153,043)
Total comprehensive income	$412,254	$348,394	$6,071

Earnings per share:
Basic	$17.92	$13.37	$6.97
Diluted	$17.78	$13.22	$6.88
Weighted-average shares outstanding:
Basic	23,153	23,045	22,815
Diluted	23,332	23,307	23,125

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
	(in thousands, except for share and per share data)
Balance at December 31, 2021	22,834,377	$228	$295,040	$385,942	$18,125	$—	$699,335
Issuance of common stock, net of issuance costs	155,000	2	47,496	—	—	—	47,498
Issuance of common stock under stock-based compensation plan	116,140	1	1,089	—	—	—	1,090
Stock-based compensation expense	—	—	6,678	—	—	—	6,678
Restricted shares withheld for taxes	(14,991)	—	(3,288)	—	—	—	(3,288)
Dividends declared ($0.52 per share)	—	—	—	(11,935)	—	—	(11,935)
Other comprehensive loss, net of income taxes	—	—	—	—	(153,043)	—	(153,043)
Net income	—	—	—	159,114	—	—	159,114
Balance at December 31, 2022	23,090,526	231	347,015	533,121	(134,918)	—	745,449
Issuance of common stock under stock-based compensation plan	104,949	1	876	—	—	—	877
Stock-based compensation expense	—	—	9,361	—	—	—	9,361
Restricted shares withheld for taxes	(13,556)	—	(4,282)	—	—	—	(4,282)
Dividends declared ($0.56 per share)	—	—	—	(12,967)	—	—	(12,967)
Other comprehensive income, net of income taxes	—	—	—	—	40,301	—	40,301
Net income	—	—	—	308,093	—	—	308,093
Balance at December 31, 2023	23,181,919	232	352,970	828,247	(94,617)	—	1,086,832
Issuance of common stock under stock-based compensation plan	127,265	1	1,329	—	—	—	1,330
Stock-based compensation expense	—	—	14,146	—	—	—	14,146
Restricted shares withheld for taxes	(14,401)	—	(7,047)	—	—	—	(7,047)
Dividends declared ($0.60 per share)	—	—	—	(13,954)	—	—	(13,954)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,589)	—	(2,589)
Net income	—	—	—	414,843	—	—	414,843
Treasury stock acquired — share repurchases	(22,626)	—	—	—	—	(10,000)	(10,000)
Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities:
Net income	$414,843	$308,093	$159,114
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of equity securities	(43,367)	(15,277)	27,723
Net realized investment gains	(6,831)	(6,040)	(1,191)
Change in allowance for credit losses on investments	(526)	187	366
Deferred tax benefit	(3,828)	(9,429)	(14,191)
Depreciation and amortization	5,802	3,274	2,721
Stock compensation expense	14,146	9,361	6,678
Change in operating assets and liabilities:
Investment income due and accrued	(5,677)	(7,238)	(6,793)
Premiums receivable, net	3,185	(37,458)	(34,750)
Reserves for unpaid loss and loss adjustment expenses	592,793	454,473	357,058
Unearned premiums	127,098	201,674	151,947
Reinsurance balances, net	(93,898)	(21,405)	(90,828)
Deferred policy acquisition costs	(20,868)	(26,801)	(19,626)
Income taxes payable (recoverable)	(359)	742	7,518
Accounts payable and accrued expenses	8,936	12,519	8,111
Other	(15,148)	(6,840)	3,958
Net cash provided by operating activities	976,301	859,835	557,815
Investing activities:
Purchase of property and equipment	(23,943)	(6,607)	(6,901)
Purchase of real estate investment	(312)	(2,116)	(76,623)
Sale of real estate investment	—	62,036	—
Change in short-term investments, net	2,056	36,706	(40,638)
Purchases – fixed-maturity securities	(1,557,541)	(1,317,048)	(751,402)
Purchases – equity securities	(156,477)	(86,605)	(11,506)
Sales – fixed-maturity securities	289,360	245,618	63,092
Sales – equity securities	34,380	30,623	4,990
Maturities and calls – fixed-maturity securities	452,352	176,501	110,415
Net cash used in investing activities	(960,125)	(860,892)	(708,573)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	47,498
Proceeds from borrowings under credit facility	—	—	73,000
Proceeds from notes payable	—	50,000	125,000
Repayment of credit facility	—	(62,000)	(43,000)
Debt issuance costs	—	(164)	(2,381)
Payroll taxes withheld and remitted on share-based payments	(7,047)	(4,282)	(3,288)
Common stock issued, stock options exercised	1,330	877	1,090
Dividends paid	(13,940)	(12,954)	(11,927)
Treasury stock acquired — share repurchases	(10,000)	—	—
Net cash (used in) provided by financing activities	(29,657)	(28,523)	185,992
Net change in cash and cash equivalents	(13,481)	(29,580)	35,234
Cash and cash equivalents at beginning of year	126,694	156,274	121,040
Cash and cash equivalents at end of year	$113,213	$126,694	$156,274

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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns where applicable. The following table presents the rollforward of the allowance for credit losses for premiums receivable for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$13,383	$8,067
Current period change for estimated uncollectible premiums	17,397	9,790
Write-offs of uncollectible premiums receivable	(3,854)	(4,474)
Ending balance	$26,926	$13,383

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
Property and equipment are included in other assets in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2024	2023
	(in thousands)
Building	$37,190	$37,181
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,401	3,958
Software	20,203	15,375
Furniture and fixtures	3,200	3,065
Leasehold improvements	153	153
Land improvements	474	474
Construction in progress - building	26,530	6,623
	100,291	74,969
Accumulated depreciation	(17,367)	(11,565)
Total property and equipment, net	$82,924	$63,404
Construction in progress includes capitalized expenses related to the development of the new corporate headquarters' building. Construction is expected to be completed in the fourth quarter of 2025.
Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded at fair value at the date of acquisition. The Company's indefinite-lived intangible assets are comprised solely of regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in December 31, 2024, 2023, or 2022. In addition, as of December 31, 2024, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on several actuarial methods that use a variety of inputs including initial expected loss ratios, loss development patterns, paid losses, reported losses, claim counts and price indices. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2024 and 2023 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
Recently adopted accounting pronouncements
Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 became effective for the Company for the year ended December 31, 2024 and will be effective for interim periods beginning in 2025. Refer to Note 15 for the Company's segment reporting disclosures.
Prospective accounting pronouncements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its disclosures.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$—	$(417)	$—	$15,048
Obligations of states, municipalities and political subdivisions	168,894	46	(22,633)	(3)	146,304
Corporate and other securities	2,037,372	5,779	(53,638)	(23)	1,989,490
Asset-backed securities	729,658	4,606	(1,522)	—	732,742
Residential mortgage-backed securities	502,121	747	(53,994)	—	448,874
Commercial mortgage-backed securities	209,521	423	(4,838)	(1)	205,105
Total fixed-maturity investments	$3,663,031	$11,601	$(137,042)	$(27)	$3,537,563

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$28,003	$57	$(806)	$—	$27,254
Obligations of states, municipalities and political subdivisions	191,080	212	(20,248)	—	171,044
Corporate and other securities	1,437,468	5,532	(54,755)	(552)	1,387,693
Asset-backed securities	641,700	2,833	(2,773)	—	641,760
Residential mortgage-backed securities	463,904	1,732	(48,530)	—	417,106
Commercial mortgage-backed securities	72,308	11	(5,416)	(1)	66,902
Total fixed-maturity investments	$2,834,463	$10,377	$(132,528)	$(553)	$2,711,759

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

As of December 31, 2024, the Company's credit loss review resulted in an allowance for credit losses on four securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Years Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$553	$366
Increase to allowance from securities for which credit losses were not previously recorded	3	1
Reduction from securities sold during the period	(479)	(12)
Net (decrease) increase from securities that had an allowance at the beginning of the period	(50)	198
Ending balance	$27	$553
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$838	$(13)	$14,210	$(404)	$15,048	$(417)
Obligations of states, municipalities and political subdivisions	27,049	(417)	114,620	(22,216)	141,669	(22,633)
Corporate and other securities	667,645	(9,139)	493,598	(44,499)	1,161,243	(53,638)
Asset-backed securities	121,371	(943)	24,656	(579)	146,027	(1,522)
Residential mortgage-backed securities	144,955	(1,934)	237,514	(52,060)	382,469	(53,994)
Commercial mortgage-backed securities	92,024	(960)	53,812	(3,878)	145,836	(4,838)
Total fixed-maturity investments	$1,053,882	$(13,406)	$938,410	$(123,636)	$1,992,292	$(137,042)

At December 31, 2024, in addition to the securities included in the allowance for credit losses, the Company held 1,031 fixed-maturity securities with a total estimated fair value of $2.0 billion and gross unrealized losses of $137.0 million. Of those securities, 616 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2024, except for securities previously discussed, the securities in unrealized loss positions were caused by interest rate changes or other market factors and were not credit-specific issues, nor did the Company intend to sell these securities. At December 31, 2024, 79.8% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2024 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$415,494	$415,674
Due after one year through five years	1,070,687	1,058,729
Due after five years through ten years	513,549	496,044
Due after ten years	222,001	180,395
Asset-backed securities	729,658	732,742
Residential mortgage-backed securities	502,121	448,874
Commercial mortgage-backed securities	209,521	205,105
Total fixed maturities	$3,663,031	$3,537,563

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million and $14.8 million at December 31, 2024 and 2023, respectively. There was no accumulated depreciation on real estate investments at December 31, 2024 and 2023.
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
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Interest:
Taxable bonds	$143,242	$92,227	$44,806
Municipal bonds (tax exempt)	1,592	2,217	3,380
Cash equivalents and short-term investments	3,012	3,004	1,251
Dividends on equity securities	6,442	5,097	4,406
Real estate investment income	153	3,716	234
Gross investment income	154,441	106,261	54,077
Investment expenses	(4,154)	(3,926)	(2,795)
Net investment income	$150,287	$102,335	$51,282
There was no depreciation expense related to real estate investments for the year ended December 31, 2024 as the Company sold the related assets during 2023. Investment expenses included depreciation expense related to real estate investments of $0.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,151	$1,852	$1,078
Realized losses	(1,131)	(2,374)	(904)
Net realized gains (losses) from fixed-maturity securities	20	(522)	174

Equity securities:
Realized gains	7,271	7,678	1,363
Realized losses	(455)	(5,329)	(297)
Net realized gains from equity securities	6,816	2,349	1,066

Realized losses from the sales of short-term investments	—	(37)	(49)
Realized (losses) gains on sale of real estate investments	(5)	4,250	—
Net realized investment gains	$6,831	$6,040	$1,191
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

Change in net unrealized gains (losses) on fixed-maturity securities
The change in net unrealized gains (losses) for fixed-maturity securities was $(3.3) million, $51.0 million, and $(193.7) million for the years ended December 31, 2024, 2023, and 2022, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $3.7 million and $5.8 million on deposit with state regulatory authorities at December 31, 2024 and 2023, respectively.
Payable for investments purchased
The Company did not have a payable for investments purchased at December 31, 2024. The Company recorded a payable for investments purchased, not yet settled, of $12.3 million at December 31, 2023. The payable balance was included in the other liabilities line item of the consolidated balance sheet.

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
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2024 and 2023, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	—	146,304	—	146,304
Corporate and other securities	—	1,989,490	—	1,989,490
Asset-backed securities	—	732,742	—	732,742
Residential mortgage-backed securities	—	448,874	—	448,874
Commercial mortgage-backed securities	—	205,105	—	205,105
Total fixed maturities	15,048	3,522,515	—	3,537,563

Equity securities:
Exchange traded funds	129,731	—	—	129,731
Non-redeemable preferred stock	—	26,433	—	26,433
Common stocks	242,195	—	—	242,195
Total equity securities	371,926	26,433	—	398,359
Short-term investments	3,714	—	—	3,714
Total	$390,688	$3,548,948	$—	$3,939,636

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$22,235	$5,019	$—	$27,254
Obligations of states, municipalities and political subdivisions	—	171,044	—	171,044
Corporate and other securities	—	1,387,693	—	1,387,693
Asset-backed securities	—	641,760	—	641,760
Residential mortgage-backed securities	—	417,106	—	417,106
Commercial mortgage-backed securities	—	66,902	—	66,902
Total fixed maturities	22,235	2,689,524	—	2,711,759

Equity securities:
Exchange traded funds	106,300	—	—	106,300
Non-redeemable preferred stock	—	33,173	—	33,173
Common stocks	95,340	—	—	95,340
Total equity securities	201,640	33,173	—	234,813
Short-term investments	1,862	3,727	—	5,589
Total	$225,737	$2,726,424	$—	$2,952,161

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 or 2023.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance cost, and the corresponding estimated fair value was $168.6 million and $171.6 million at December 31, 2024 and 2023, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at December 31, 2024 and 2023. See Note 11 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $16.1 million and $11.8 million at December 31, 2024 and 2023, respectively.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of year	$88,395	$61,594	$41,968
Policy acquisition costs deferred:
Direct commissions	274,124	227,755	160,523
Ceding commissions	(120,459)	(88,449)	(48,022)
Other underwriting and policy acquisition costs	14,215	10,982	8,155
Policy acquisition costs deferred	167,880	150,288	120,656
Amortization of net policy acquisition costs	(147,012)	(123,487)	(101,030)
Balance, end of year	$109,263	$88,395	$61,594
Amortization of net policy acquisition costs is included in underwriting, acquisition and insurance expense in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$254,523	$198,715	$138,451
Ceding commissions	(120,339)	(84,998)	(44,695)
Other underwriting expenses	151,624	115,253	86,566
Total	$285,808	$228,970	$180,322

Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $109.3 million, $85.7 million and $64.8 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Kinsale collects from or refunds to its subsidiaries the amount of taxes determined as if Kinsale and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2021.
Income tax expense includes the following components for the years ending December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current federal income tax expense	$103,701	$85,353	$50,641
Deferred federal income tax benefit	(3,828)	(9,429)	(14,191)
Income tax expense	$99,873	$75,924	$36,450
The Company paid $104.1 million, $84.6 million and $43.1 million in federal income taxes during the years ended December 31, 2024, 2023 and 2022, respectively. Current income taxes payable were $2.8 million and $3.2 million at December 31, 2024 and 2023, respectively, and included in other liabilities in the accompanying consolidated balance sheets.
The prevailing federal income tax rate was 21% in December 31, 2024, 2023 and 2022. The Company’s effective income tax rate on income before income taxes differs from the prevailing federal income tax rate and is summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Income tax expense at federal income tax rate	$108,090	$80,644	$41,068
Stock options exercised	(7,972)	(3,676)	(3,240)
Restricted stock award vesting	(2,147)	(1,256)	(1,048)
Tax-exempt investment income	(249)	(347)	(527)
Other	2,151	559	197
Total	$99,873	$75,924	$36,450

The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Unrealized losses on fixed-maturity securities	$26,343	$25,655
Unpaid losses and loss adjustment expenses	36,491	27,422
Unearned premiums	32,580	27,251
State operating loss carryforwards	8,859	6,012
Stock compensation	3,276	2,155
Allowance for credit losses	5,210	2,810
Other	1,939	2,394
Deferred tax assets before allowance	114,698	93,699
Less: valuation allowance	(9,066)	(6,182)
Total deferred tax assets	105,632	87,517

Deferred tax liabilities:
Unrealized gains on equity securities	17,774	8,667
Deferred policy acquisition costs, net of ceding commissions	22,945	18,563
Property and equipment	3,263	3,005
Other	1,435	1,583
Total deferred tax liabilities	45,417	31,818
Net deferred tax asset	$60,215	$55,699

At December 31, 2024 and 2023, the Company had state net operating losses ("NOLs") of $186.9 million and $126.8 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.
Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2024 and 2023, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2024 and 2023, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income. With respect to deferred tax assets associated with unrealized losses on fixed-maturity securities, management has the ability and intent to execute a tax planning strategy to hold those securities to recovery or maturity to the extent not matched with realized capital gains or available carry back to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.
The Company did not have any material uncertain tax positions in 2024 or 2023. Management is not aware of any events that would give rise to any material uncertain tax positions.

7.     Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent the Company's estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these claims. Reserves are estimated using individual case-basis valuations of reported claims and statistical analyses. Case reserves are established for individual claims that have been reported to the Company, typically by the Company's insureds or their brokers. Based on the information provided, case reserves are established by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Incurred-but-not-reported ("IBNR") reserves are determined using actuarial methods to estimate losses that have occurred but have not yet been reported to the Company. Various actuarial methods are used to arrive at the Company's loss reserve estimates for each line of business. These methods utilize numerous inputs including initial expected loss ratios, loss development patterns, paid losses, reported losses, claim counts and price indices. The Company also uses industry and peer-group data, in addition to its own data, to assist in analyzing loss development patterns by line of business.
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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2024	2023	2022
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$1,692,875	$1,238,402	$881,344
Less: reinsurance recoverable on unpaid losses	241,357	177,039	117,561
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,451,518	1,061,363	763,783
Incurred losses and loss adjustment expenses:
Current year	810,554	635,993	493,800
Prior years	(37,655)	(35,774)	(35,887)
Total net losses and loss adjustment expenses incurred	772,899	600,219	457,913
Payments:
Current year	49,747	38,565	49,205
Prior years	212,062	171,499	111,128
Total payments	261,809	210,064	160,333
Net reserves for unpaid losses and loss adjustment expenses, end of year	1,962,608	1,451,518	1,061,363
Reinsurance recoverable on unpaid losses, net of allowance	323,060	241,357	177,039
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$2,285,668	$1,692,875	$1,238,402

During the year ended December 31, 2024, prior accident years developed favorably by $37.7 million, of which $57.6 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation, from the 2020 accident year due to a large property claim and more conservative actuarial assumptions in the 2021 through 2023 accident years for lines of business exposed to construction liability.

Current accident year incurred losses and loss adjustment expenses for the year ended December 31, 2024 included $25.5 million of net catastrophe losses primarily related to Hurricanes Milton, Helene and Francine and tornadoes in the Midwest.
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
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023, is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2024
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2020	$40,612	$37,939	$36,807	$37,078	$42,287	$—	2,309
2021		36,531	33,518	29,750	31,392	1,087	1,146
2022			67,127	53,676	53,527	4,131	2,346
2023				75,517	54,503	24,306	979
2024					112,051	61,791	1,376
				Total	$293,760

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
	($ in thousands)
2020	$19,897	$30,321	$31,765	$35,023	$41,696
2021		14,268	21,257	27,324	30,200
2022			33,004	46,965	48,030
2023				20,267	26,434
2024					31,303
				Total	177,663
		All outstanding liabilities before 2020, net of reinsurance			15
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$116,112

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2024:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	43.9%	21.1%	8.2%	8.4%	15.8%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2015	$18,883	$16,777	$14,896	$13,583	$13,942	$13,548	$13,414	$13,066	$12,759	$12,679	$20	260
2016		19,170	14,693	14,675	14,322	13,583	13,602	13,228	12,707	12,703	12	312
2017			18,116	17,097	16,120	15,794	14,989	13,698	13,471	12,840	39	372
2018				22,429	20,234	18,612	17,057	14,411	14,272	14,186	840	466
2019					34,693	29,056	26,426	24,489	21,788	22,839	2,583	565
2020						55,630	44,641	38,287	33,667	28,877	5,467	787
2021							84,018	66,191	52,935	36,710	18,461	1,081
2022								101,064	81,394	60,873	32,026	1,234
2023									115,858	91,516	61,696	1,467
2024										123,511	103,838	1,461
									Total	$416,734

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
	($ in thousands)
2015	$217	$4,496	$7,563	$9,238	$11,372	$11,522	$12,142	$12,463	$12,474	$12,659
2016		1,158	3,015	6,907	9,839	11,381	12,105	12,299	12,691	12,691
2017			340	4,897	8,252	10,484	11,357	12,235	12,335	12,779
2018				507	5,030	8,931	10,330	11,205	12,623	13,247
2019					2,487	6,005	10,123	14,476	15,406	16,598
2020						1,002	7,446	12,551	18,589	22,445
2021							1,146	8,437	12,895	16,294
2022								3,052	12,381	24,033
2023									4,830	16,895
2024										6,755
									Total	154,396
	All outstanding liabilities before 2015, net of reinsurance									132
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$262,470

Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2015	$59,717	$51,739	$49,122	$52,100	$54,697	$54,090	$54,090	$54,637	$55,259	$56,101	$3,740	1,947
2016		61,440	55,680	53,549	55,534	57,401	60,861	64,612	65,323	65,025	5,511	1,694
2017			71,126	67,151	68,985	70,641	71,117	69,911	76,715	79,203	9,117	2,288
2018				86,157	78,331	78,386	83,952	93,215	97,005	101,939	13,824	2,585
2019					112,266	109,994	108,138	107,480	115,681	120,003	26,442	2,535
2020						154,619	136,212	131,082	135,045	140,203	69,005	3,072
2021							200,598	190,879	193,722	204,787	127,633	3,228
2022								272,692	271,399	287,977	199,307	3,832
2023									372,245	372,413	322,319	3,813
2024										490,719	471,397	2,513
									Total	$1,918,370

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
	($ in thousands)
2015	$941	$3,161	$12,685	$28,385	$37,690	$41,724	$44,161	$47,106	$49,147	$51,010
2016		1,099	6,015	17,225	28,924	34,437	43,311	51,533	55,595	57,421
2017			1,581	9,352	22,407	37,736	46,025	52,069	61,108	66,435
2018				2,638	10,995	22,860	35,138	54,441	72,174	82,927
2019					3,944	16,687	30,518	46,478	69,384	84,496
2020						2,400	8,673	17,805	32,606	55,548
2021							3,205	12,944	31,494	57,465
2022								4,658	23,084	56,201
2023									4,329	21,930
2024										6,032
									Total	539,465
			All outstanding liabilities before 2015, net of reinsurance							6,942
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,385,847

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	5.0%	22.4%	21.9%	16.1%	9.9%	5.8%	2.9%	3.0%	—%	1.5%
Casualty - occurrence	1.9%	6.7%	12.6%	16.3%	15.0%	11.7%	9.7%	6.1%	3.2%	3.3%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2024
Net outstanding liabilities
Property	$116,112
Casualty - claims made	262,470
Casualty - occurrence	1,385,847
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,764,429

Reinsurance recoverable on unpaid claims
Property	99,478
Casualty - claims made	21,051
Casualty - occurrence	203,463
Allowance for credit losses	(932)
Total reinsurance recoverable on unpaid claims	323,060
Unallocated claims adjustment expenses	197,247
Allowance for credit losses	932
Gross liability for unpaid claims and claim adjustment expense	$2,285,668

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Written:
Direct	$1,870,341	$1,568,815	$1,102,092
Ceded	(392,993)	(304,185)	(165,282)
Net written	$1,477,348	$1,264,630	$936,810

Earned:
Direct	$1,743,243	$1,367,141	$950,145
Ceded	(392,773)	(294,604)	(156,026)
Net earned	$1,350,470	$1,072,537	$794,119
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $125.4 million, $115.9 million and $117.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables on paid losses	$14,831	$6,479
Reinsurance recoverables on unpaid losses	323,060	241,357
Reinsurance recoverables	$337,891	$247,836
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance recoverables are from companies with A.M. Best ratings of "A-" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company recorded an allowance for credit losses of $0.9 million and $0.7 million related to its reinsurance balances at December 31, 2024 and 2023, respectively; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2024, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $83.8 million, $37.6 million, $34.3 million, $30.0 million and $20.5 million, representing 61.0% of the total balance.
At December 31, 2024, unearned premiums ceded to five reinsurers were $11.5 million, $6.3 million, $5.5 million, $4.8 million and $4.7 million representing 62.2% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2024 or 2023.
Treasury Stock
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
The Company recognized total equity-based compensation expense of $14.1 million, $9.4 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
A summary of option activity as of December 31, 2024 and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	201,560	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(83,092)	16.00
Outstanding at December 31, 2024	118,468	$16.00	1.6	$53,208
Exercisable at December 31, 2024	118,468	$16.00	1.6	$53,208

The total intrinsic value of options exercised was $38.2 million during the year ended December 31, 2024 and $17.7 million during the year ended December 31, 2023.

Restricted Stock Awards
During 2024, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	107,822	$250.86
Granted	47,689	$502.43
Vested	(41,872)	$230.81
Forfeited	(3,516)	$308.84
Nonvested outstanding at the end of the period	110,123	$366.73
Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2024, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 14,401.
The per share weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $502.43, $313.35 and $211.86, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2024, 2023 and 2022 was $20.0 million, $12.8 million and $10.0 million, respectively. As of December 31, 2024, the Company had $28.3 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
Subsequent Events
The Board of Directors granted 3,186 restricted stock awards on January 1, 2025 under the 2016 Incentive Plan to the Company’s non-employee directors. The restricted stock awards had a fair value on the date of grant of $465.13 per share and will vest on the first anniversary date of the grant.
On February 10, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend is payable on March 13, 2025 to all stockholders of record on February 27, 2025.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net income	$414,843	$308,093	$159,114

Weighted average common shares outstanding - basic	23,153	23,045	22,815
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	136	214	269
Restricted stock awards	43	48	41
Total dilutive effect of shares issued under stock compensation arrangements	179	262	310
Weighted average common shares outstanding - diluted	23,332	23,307	23,125

Earnings per common share:
Basic	$17.92	$13.37	$6.97
Diluted	$17.78	$13.22	$6.88

There were 43,000, 1,000 and zero anti-dilutive stock awards for the years ended December 31, 2024, 2023 and 2022.
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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2024, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.91%.
The following table presents the Company's outstanding debt as of December 31, 2024 and 2023:

	Issuance	Maturities	December 31, 2024	December 31, 2023
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,878)	(2,154)
Total debt			$184,122	$183,846
Interest paid under both agreements totaled $10.3 million, $10.5 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

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
Venetian Hills was a policyholder of a $1 million general liability policy issued by Kinsale Insurance. The Company believes exclusions in the policy apply to the claim and intends to defend any action related to this proceeding vigorously. The Company has begun the appeal process and does not expect a resolution as to the Company’s liability, if any, with respect to this matter in the foreseeable future, and potentially for multiple years.
The Company does not believe this legal proceeding will have a material adverse effect on its results of operations or business. The Company believes adequate provision has been made in its consolidated financial statements and its existing reserves account for liabilities to the Company relating to claims such as this legal proceeding.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $5.0 million, $3.8 million and $3.1 million in 2024, 2023 and 2022, respectively.

14.     Other comprehensive (loss) income
The following table summarizes the components of other comprehensive (loss) income:

	Year Ending December 31,
	2024	2023	2022
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes:	$(2,921)	$49,384	$(193,970)
Income tax benefit (expense)	613	(10,371)	40,734
Unrealized (losses) gains arising during the period, net of income taxes	(2,308)	39,013	(153,236)
Less reclassification adjustment:
Net realized investment (losses) gains on available-for-sale investments	(170)	(1,443)	121
Income tax benefit (expense)	36	303	(25)
Reclassification adjustment included in net income	(134)	(1,140)	96
Change in allowance for credit losses on investments, before income taxes	526	(187)	(366)
Income tax (expense) benefit	(111)	39	77
Reclassification adjustment included in net income	415	(148)	(289)
Other comprehensive (loss) income	$(2,589)	$40,301	$(153,043)

The sale of or credit loss on an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.      Segment and underwriting information
The Company has one reportable segment, the Excess and Surplus Lines Insurance segment, which primarily offers commercial excess and surplus lines liability and property insurance products through its underwriting divisions in the United States. The Company reports operating and financial results in a single segment based on the Company's exclusive focus on property and casualty insurance in the excess and surplus lines market and the consolidated information used by the chief operating decision maker ("CODM") in evaluating the financial performance of its business and allocating resources. Additionally, while the

Company's individual underwriting divisions are evaluated on premium volume, the CODM does not use discrete financial information for measures of profit or loss in making resource allocation decisions.
The Company's CODM is the Chief Executive Officer. The CODM uses consolidated net income to allocate resources primarily during the annual budgeting process and uses that measure to assess performance by considering budget-to-actual variances and evaluating financial results. The measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies used to prepare the segment reporting data are the same as those described in Note 1.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Net earned premiums	$1,350,470	$1,072,537	$794,119
Fee income	34,118	27,026	19,604
Net investment income	150,287	102,335	51,282
Change in fair value of equity securities	43,367	15,277	(27,723)
Net realized investment gains	6,831	6,040	1,191
Change in allowance for credit losses on investments	526	(187)	(366)
Other income (1)	1,926	1,421	697
Total revenues	1,587,525	1,224,449	838,804
Expenses:
Losses and loss adjustment expenses - current year	785,036	631,407	467,182
Losses and loss adjustment expenses - catastrophes	25,518	4,586	26,618
Losses and loss adjustment expenses - prior year development	(37,655)	(35,774)	(35,887)
Net commissions incurred	134,184	113,717	93,756
Salaries, employee benefits and bonus expense	109,319	85,689	64,765
Credit loss expense - premiums receivable	17,397	9,790	5,988
Depreciation (2)	4,686	2,655	2,267
Interest expense	10,134	10,301	4,284
Other segment items (3)	24,190	18,061	14,267
Income tax expense	99,873	75,924	36,450
Segment net income	414,843	308,093	159,114
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$414,843	$308,093	$159,114
(1) Other income primarily includes income generated from the Company's real estate operations.
(2) Excludes depreciation expense allocated to loss adjustment expenses and investment expenses
(3) Other segment items primarily includes other general and administrative expenses such as technology costs, facility expenses and audit and inspection costs.

Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Commercial:
Commercial Property	$456,170	$411,956	$181,505
Excess Casualty	245,137	194,049	147,485
Small Business Casualty	195,593	174,080	149,366
General Casualty	169,162	118,745	69,784
Construction	148,333	137,887	122,524
Allied Health	83,058	67,808	58,839
Small Business Property	76,800	43,893	21,002
Products Liability	67,035	61,786	60,374
Entertainment	58,506	39,218	22,268
Energy	42,710	38,637	32,217
Life Sciences	36,252	41,379	41,346
Commercial Auto	35,047	19,050	5,950
Professional Liability	34,841	35,743	30,313
Excess Professional	32,633	24,033	22,826
Environmental	30,372	25,938	19,455
Inland Marine	27,184	18,669	14,396
Health Care	23,179	20,378	16,916
Management Liability	21,705	26,617	28,856
Public Entity	20,047	20,028	15,512
Aviation	8,591	6,453	4,424
Ocean Marine	3,655	2,339	765
Agribusiness	2,775	—	—
Product Recall	2,397	1,637	1,419
Railroad	225	15	—
Total commercial	1,821,407	1,530,338	1,067,542
Personal:
High Value Homeowners	26,844	14,295	3,261
Personal Insurance	22,090	24,182	31,289
Total personal	48,934	38,477	34,550
Total	$1,870,341	$1,568,815	$1,102,092

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
Commercial Auto underwrites garage liability and excess auto coverages.
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
Public Entity underwrites law enforcement professional liability and school board liability.
Aviation underwrites general liability coverage for small-to-medium sized aviation-related businesses.
Ocean Marine underwrites marine cargo coverage for small-to-medium sized risks that transport goods and products in domestic inland waterways and certain U.S. coastal waters.
Agribusiness underwrites general liability coverage for operations, manufacturers and land related to the agriculture industry.
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
The Company does business with three unaffiliated insurance brokers that generated $366.4 million, $325.5 million and $213.9 million of gross written premiums for the year ended December 31, 2024, representing 19.6%, 17.4% and 11.4% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2024.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2024, 2023, and 2022 and for the years then ended are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Statutory net income	$357,896	$259,042	$151,105
Statutory capital and surplus	$1,525,851	$1,167,382	$835,664

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2024 and 2023, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2025 without prior approval is $351.9 million.

17.     Subsequent event
In January 2025, a series of wildfires began in Southern California. The Company is evaluating the impact of such wildfires and currently estimates pre-tax catastrophe losses of approximately $25.0 million, net of reinsurance, to be reflected in the first quarter of 2025. These estimates are subject to change due to the ongoing nature of these events and the complexity of the claims.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value (if applicable)	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$15,048	$15,048
Obligations of states, municipalities and political subdivisions	168,894	146,304	146,304
Corporate and other securities	2,037,372	1,989,490	1,989,490
Asset-backed securities	729,658	732,742	732,742
Residential mortgage-backed securities	502,121	448,874	448,874
Commercial mortgage-backed securities	209,521	205,105	205,105
Total fixed maturities	3,663,031	3,537,563	3,537,563
Equity securities:
Common stocks:
ETFs (industrial, miscellaneous and all other)	72,773	129,731	129,731
Banks, trust and insurance companies	47,994	58,777	58,777
Industrial, miscellaneous and all other	165,017	183,418	183,418
Non-redeemable preferred stock	27,938	26,433	26,433
Total equity securities	313,722	398,359	398,359
Short-term investments	3,714	3,714	3,714
Real estate investments (none acquired in satisfaction of debt)	15,045		15,045
Total investments	$3,995,512		$3,954,681

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2024	2023
	(in thousands)
Assets
Cash and cash equivalents	$12,336	$17,082
Due from subsidiaries	52,296	26,479
Investment in subsidiaries	1,604,811	1,230,371
Deferred income tax asset, net	2,527	1,673
Other assets	664	410
Total assets	$1,672,634	$1,276,015

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$2,001	$2,042
Income taxes payable	2,842	3,201
Debt	184,122	183,846
Other liabilities	108	94
Total liabilities	189,073	189,183

Stockholders’ equity:
Common stock	233	232
Additional paid-in capital	361,398	352,970
Retained earnings	1,229,136	828,247
Accumulated other comprehensive loss	(97,206)	(94,617)
Treasury stock, at cost	(10,000)	—
Stockholders’ equity	1,483,561	1,086,832
Total liabilities and stockholders’ equity	$1,672,634	$1,276,015

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Management fees from subsidiaries	$16,769	$11,918	$8,686
Net investment income	641	—	121
Net realized investment gains	—	—	8
Total revenues	17,410	11,918	8,815

Expenses:
Operating expenses	17,193	13,007	9,765
Interest expense	10,134	10,301	4,284
Other expenses	615	—	—
Total expenses	27,942	23,308	14,049
Loss before income taxes	(10,532)	(11,390)	(5,234)
Income tax benefit	(12,346)	(7,324)	(5,387)
Income (loss) before equity in net income of subsidiaries	1,814	(4,066)	153
Equity in undistributed earnings of subsidiaries	413,029	312,159	158,961
Net income	414,843	308,093	159,114

Other comprehensive income (loss):
Equity in other comprehensive (losses) income of subsidiaries	(2,589)	40,301	(153,043)
Total comprehensive income	$412,254	$348,394	$6,071

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities
Net income	$414,843	$308,093	$159,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(854)	(372)	(367)
Stock compensation expense	14,146	9,361	6,678
Equity in undistributed earnings of subsidiaries	(413,029)	(312,159)	(158,961)
Changes in operating assets and liabilities	(25,795)	55,893	(71,639)
Current taxes payable	(359)	—	—
Change in accounts payable and accrued expenses	(41)	—	—
Dividends received from subsidiary	47,000	—	—
Net cash provided by (used in) operating activities	35,911	60,816	(65,175)

Investing activities
Contributions to subsidiary	(11,000)	(50,000)	(100,624)
Net cash used in investing activities	(11,000)	(50,000)	(100,624)

Financing activities
Common stock issued, net of transaction costs	—	—	47,498
Proceeds from credit facility	—	—	73,000
Proceeds from notes payable	—	50,000	125,000
Repayment of credit facility	—	(62,000)	(43,000)
Debt issuance costs	—	(164)	(2,381)
Payroll taxes withheld and remitted on share-based payments	(7,047)	(4,282)	(3,288)
Common stock issued, stock options exercised	1,330	877	1,090
Dividends paid	(13,940)	(12,954)	(11,927)
Treasury stock acquired — share repurchases	(10,000)	—	—
Net cash (used in) provided by financing activities	(29,657)	(28,523)	185,992
Net change in cash and cash equivalents	(4,746)	(17,707)	20,193
Cash and cash equivalents at beginning of year	17,082	34,789	14,596
Cash and cash equivalents at end of year	$12,336	$17,082	$34,789
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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2024, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.91%.
The following table presents the Company's outstanding debt as of December 31, 2024 and December 31, 2023:

	Issuance	Maturities	December 31, 2024	December 31, 2023
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,878)	(2,154)
Total debt			$184,122	$183,846
Interest paid under both agreements totaled $10.3 million, $10.5 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
Dividends from subsidiary
Cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company, were $47.0 million for year ended December 31, 2024. There were no cash dividends paid by the insurance subsidiary for the years ended December 31, 2023 and 2022.
Contingencies
Liabilities for loss contingencies, arising from non-insurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2024:
Allowance for premiums receivable	$13,383	$17,397	$3,854	$26,926
Valuation allowance for deferred tax assets	6,182	2,884	—	9,066
Allowance for reinsurance recoverables	744	188	—	932
Allowance for credit losses on fixed-maturity investments	553	(47)	479	27

Year Ended December 31, 2023:
Allowance for premiums receivable	8,067	9,790	4,474	13,383
Valuation allowance for deferred tax assets	5,188	994	—	6,182
Allowance for reinsurance recoverables	459	285	—	744
Allowance for credit losses on fixed-maturity investments	366	199	12	553

Year Ended December 31, 2022:
Allowance for premiums receivable	3,391	5,988	1,312	8,067
Valuation allowance for deferred tax assets	4,159	1,029	—	5,188
Allowance for reinsurance recoverables	400	59	—	459
Allowance for credit losses on fixed-maturity investments	—	366	—	366

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2024 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our non-employee directors and executive officers are required to be made in accordance with our insider trading policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our insider trading policy permits our non-employee directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.

The following table describes any contracts, instructions or written plans adopted for the sale or purchase of our securities by our non-employee directors and executive officers during the fourth quarter of 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Gregory M. Share	Director	December 11, 2024	January 30, 2026	Sale of up to 1,578 shares beginning on the commencement date of the trading period
(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

During the fourth quarter of 2024, none of our non-employee directors or executive officers modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
The Company has an insider trading policy governing purchases, sales and other dispositions of the Company's securities that applies to the Company's directors, officers, employees, agents and other covered persons. It is also Company policy to comply with applicable securities laws concerning trading in Company securities on the Company's behalf. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Form 10-K.
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
Amendment to the Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1b to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2024)

10.2a+
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
First Amendment to the Note Purchase and Private Shelf Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)

10.6b
Second Amendment to the Note Purchase and Private Shelf Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q filed with the SEC on October 24, 2024)

10.7
Amended and Restated Credit Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.7a
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023).

10.7b
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 10-Q filed with the SEC on October 24, 2024)

19	Policy on the Prevention of Insider Trading and Selective Disclosure
21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2024)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2025.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe	Chairman and Chief Executive Officer	February 21, 2025
Michael P. Kehoe	(Principal Executive Officer)

/s/ Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2025
Bryan P. Petrucelli	(Principal Financial Officer)

/s/ Christopher R. Tangard	Senior Vice President, Chief Accounting Officer	February 21, 2025
Christopher R. Tangard	(Principal Accounting Officer)

/s/ Steven J. Bensinger	Director	February 21, 2025
Steven J. Bensinger

/s/ Teresa P. Chia	Director	February 21, 2025
Teresa P. Chia

/s/ Mary Jane B. Fortin	Director	February 21, 2025
Mary Jane B. Fortin

/s/ Robert V. Hatcher, III	Director	February 21, 2025
Robert V. Hatcher, III

/s/ Anne C. Kronenberg	Director	February 21, 2025
Anne C. Kronenberg

/s/ Robert Lippincott III	Director	February 21, 2025
Robert Lippincott III

/s/ James J. Ritchie	Director	February 21, 2025
James J. Ritchie

/s/ Frederick L. Russell, Jr.	Director	February 21, 2025
Frederick L. Russell, Jr.

/s/ Gregory M. Share	Director	February 21, 2025
Gregory M. Share