Form 10-Q
period 2025-03-31
Kinsale Capital Group, Inc.
filed 2025-04-24
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 18, 2025: 23,311,435

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
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations; and
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,808,346, allowance for credit losses: $47 – 2025; $3,663,031 and $27 – 2024)	$3,716,253	$3,537,563
Equity securities, at fair value (cost: $345,402 – 2025; $313,722 – 2024)	433,077	398,359
Real estate investments, net	15,045	15,045
Short-term investments	38,816	3,714
Total investments	4,203,191	3,954,681
Cash and cash equivalents	142,026	113,213
Investment income due and accrued	27,146	27,366
Premiums and fees receivable, net of allowance for credit losses of $27,999 – 2025; $26,926 – 2024	148,565	140,027
Reinsurance recoverables, net of allowance for credit losses of $932 – 2025; $932 – 2024	374,115	337,891
Ceded unearned premiums	54,073	52,736
Deferred policy acquisition costs, net of ceding commissions	112,313	109,263
Intangible assets	3,538	3,538
Deferred income tax asset, net	50,313	60,215
Other assets	99,719	87,774
Total assets	$5,214,999	$4,886,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$2,470,643	$2,285,668
Unearned premiums	845,701	828,449
Payable to reinsurers	44,766	43,959
Accounts payable and accrued expenses	22,962	55,159
Debt	184,191	184,122
Other liabilities	63,761	5,786
Total liabilities	3,632,024	3,403,143

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,353,592 and 23,307,618 shares issued and outstanding at March 31, 2025; 23,294,783 and 23,272,157 shares issued and outstanding at December 31, 2024	234	233
Additional paid-in capital	359,154	361,398
Retained earnings	1,314,410	1,229,136
Accumulated other comprehensive loss	(70,824)	(97,206)
Treasury stock, at cost (45,974 shares – 2025, 22,626 – 2024)	(19,999)	(10,000)
Total stockholders’ equity	1,582,975	1,483,561
Total liabilities and stockholders’ equity	$5,214,999	$4,886,704
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Revenues:
Gross written premiums	$484,275	$448,644
Ceded written premiums	(102,570)	(97,590)
Net written premiums	381,705	351,054
Change in unearned premiums	(15,915)	(41,536)
Net earned premiums	365,790	309,518
Fee income	9,559	8,092
Net investment income	43,819	32,933
Change in the fair value of equity securities	3,038	18,053
Net realized investment gains	537	3,866
Change in allowance for credit losses on investments	(20)	10
Other income	674	319
Total revenues	423,397	372,791

Expenses:
Losses and loss adjustment expenses	232,976	186,786
Underwriting, acquisition and insurance expenses	74,912	65,753
Interest expense	2,538	2,422
Other expenses	660	1,963
Total expenses	311,086	256,924
Income before income taxes	112,311	115,867
Total income tax expense	23,084	16,926
Net income	89,227	98,941
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	26,382	(9,940)
Total comprehensive income	$115,609	$89,001

Earnings per share:
Basic	$3.85	$4.28
Diluted	$3.83	$4.24

Weighted-average shares outstanding:
Basic	23,170	23,108
Diluted	23,313	23,335

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	$234	$359,154	$1,314,410	$(70,824)	$(19,999)	$1,582,975

Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$—	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	—	(9,940)
Net income	—	—	—	98,941	—	—	98,941
Balance at March 31, 2024	23,275,915	$233	$351,584	$923,709	$(104,557)	$—	$1,170,969

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities:
Net cash provided by operating activities	$229,779	$210,359

Investing activities:
Purchase of property and equipment	(12,139)	(3,511)
Purchase of real estate investment	—	(227)
Change in short-term investments, net	(34,999)	—
Purchases – fixed-maturity securities	(369,457)	(297,392)
Purchases – equity securities	(42,710)	(49,766)
Sales – fixed-maturity securities	106,974	67,795
Sales – equity securities	11,585	10,123
Maturities and calls – fixed-maturity securities	144,678	80,464
Other	15,107	—
Net cash used in investing activities	(180,961)	(192,514)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(6,248)	(5,842)
Proceeds from stock options exercised	235	933
Dividends paid	(3,993)	(3,498)
Treasury stock acquired – share repurchases	(9,999)	—
Net cash used in financing activities	(20,005)	(8,407)
Net change in cash and cash equivalents	28,813	9,438
Cash and cash equivalents at beginning of year	113,213	126,694
Cash and cash equivalents at end of period	$142,026	$136,132
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 became effective for the Company for the year ended December 31, 2024 and is effective for interim periods within 2025. Refer to Note 15 for the Company's segment reporting disclosures.

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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,833	$9	$(292)	$—	$7,550
Obligations of states, municipalities and political subdivisions	164,845	223	(20,703)	(5)	144,360
Corporate and other securities	2,117,109	12,026	(41,988)	(42)	2,087,105
Asset-backed securities	737,396	6,000	(671)	—	742,725
Residential mortgage-backed securities	554,216	2,412	(46,609)	—	510,019
Commercial mortgage-backed securities	226,947	1,054	(3,507)	—	224,494
Total fixed-maturity securities	$3,808,346	$21,724	$(113,770)	$(47)	$3,716,253

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$—	$(417)	$—	$15,048
Obligations of states, municipalities and political subdivisions	168,894	46	(22,633)	(3)	146,304
Corporate and other securities	2,037,372	5,779	(53,638)	(23)	1,989,490
Asset-backed securities	729,658	4,606	(1,522)	—	732,742
Residential mortgage-backed securities	502,121	747	(53,994)	—	448,874
Commercial mortgage-backed securities	209,521	423	(4,838)	(1)	205,105
Total fixed-maturity securities	$3,663,031	$11,601	$(137,042)	$(27)	$3,537,563

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
At March 31, 2025, the Company's credit loss review resulted in an allowance for credit losses on four securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$27	$553
Increase to allowance from securities for which credit losses were not previously recorded	—	—
Reduction from securities sold during the period	(12)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	32	(10)
Ending balance	$47	$543

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of the U.S. government agencies	$292	$(3)	$6,692	$(289)	$6,984	$(292)
Obligations of states, municipalities and political subdivisions	8,283	(130)	119,497	(20,573)	127,780	(20,703)
Corporate and other securities	415,687	(3,265)	435,932	(38,723)	851,619	(41,988)
Asset-backed securities	125,835	(178)	17,249	(493)	143,084	(671)
Residential mortgage-backed securities	78,009	(502)	237,420	(46,107)	315,429	(46,609)
Commercial mortgage-backed securities	66,070	(293)	53,611	(3,214)	119,681	(3,507)
Total fixed-maturity securities	$694,176	$(4,371)	$870,401	$(109,399)	$1,564,577	$(113,770)

At March 31, 2025, the Company held 848 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.6 billion and gross unrealized losses of $113.8 million. Of these securities, 593 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2025, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2025, 79.7% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$838	$(13)	$14,210	$(404)	$15,048	$(417)
Obligations of states, municipalities and political subdivisions	27,049	(417)	114,620	(22,216)	141,669	(22,633)
Corporate and other securities	667,645	(9,139)	493,598	(44,499)	1,161,243	(53,638)
Asset-backed securities	121,371	(943)	24,656	(579)	146,027	(1,522)
Residential mortgage-backed securities	144,955	(1,934)	237,514	(52,060)	382,469	(53,994)
Commercial mortgage-backed securities	92,024	(960)	53,812	(3,878)	145,836	(4,838)
Total fixed-maturity securities	$1,053,882	$(13,406)	$938,410	$(123,636)	$1,992,292	$(137,042)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2025 are summarized, by contractual maturity, as follows:

	March 31, 2025
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$410,141	$410,644
Due after one year through five years	1,080,085	1,076,016
Due after five years through ten years	569,277	560,390
Due after ten years	230,284	191,965
Asset-backed securities	737,396	742,725
Residential mortgage-backed securities	554,216	510,019
Commercial mortgage-backed securities	226,947	224,494
Total fixed-maturity securities	$3,808,346	$3,716,253

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million at March 31, 2025 and December 31, 2024, respectively. There was no accumulated depreciation on real estate investments at March 31, 2025 and December 31, 2024.
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest:
Taxable bonds	$41,482	$31,391
Tax exempt municipal bonds	356	439
Cash equivalents and short-term investments	1,130	543
Dividends on equity securities	1,953	1,376
Real estate investment income	—	153
Gross investment income	44,921	33,902
Investment expenses	(1,102)	(969)
Net investment income	$43,819	$32,933

There was no depreciation expense related to real estate investments for the three months ended March 31, 2025 or three months ended March 31, 2024 as the Company sold the related assets during 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed-maturity securities:
Realized gains	$773	$95
Realized losses	(791)	(106)
Net realized losses from fixed-maturity securities	(18)	(11)

Equity securities:
Realized gains	2,465	3,881
Realized losses	(1,910)	—
Net realized gains from equity securities	555	3,881
Realized losses on sale of real estate investments	—	(4)
Net realized investment gains	$537	$3,866

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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended March 31, 2025 and 2024, the change in net unrealized gains (losses) for fixed-maturity securities was $33.4 million and $(12.6) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.9 million and $3.7 million on deposit with state regulatory authorities at March 31, 2025 and December 31, 2024, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $37.7 million at March 31, 2025. The Company did not have a payable for investments purchased at December 31, 2024, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,550	$—	$—	$7,550
Obligations of states, municipalities and political subdivisions	—	144,360	—	144,360
Corporate and other securities	—	2,087,105	—	2,087,105
Asset-backed securities	—	742,725	—	742,725
Residential mortgage-backed securities	—	510,019	—	510,019
Commercial mortgage-backed securities	—	224,494	—	224,494
Total fixed-maturity securities	7,550	3,708,703	—	3,716,253

Equity securities:
Exchange traded funds	123,342	—	—	123,342
Non-redeemable preferred stock	—	26,565	—	26,565
Common stocks	283,170	—	—	283,170
Total equity securities	406,512	26,565	—	433,077
Short-term investments	38,816	—	—	38,816
Total	$452,878	$3,735,268	$—	$4,188,146

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	—	146,304	—	146,304
Corporate and other securities	—	1,989,490	—	1,989,490
Asset-backed securities	—	732,742	—	732,742
Residential mortgage-backed securities	—	448,874	—	448,874
Commercial mortgage-backed securities	—	205,105	—	205,105
Total fixed-maturity securities	15,048	3,522,515	—	3,537,563

Equity securities:
Exchange traded funds	129,731	—	—	129,731
Non-redeemable preferred stock	—	26,433	—	26,433
Common stocks	242,195	—	—	242,195
Total equity securities	371,926	26,433	—	398,359
Short-term investments	3,714	—	—	3,714
Total	$390,688	$3,548,948	$—	$3,939,636
There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 or December 31, 2024.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $170.4 million and $168.6 million at March 31, 2025 and December 31, 2024, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at March 31, 2025 and December 31, 2024. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $56.1 million and $16.1 million at March 31, 2025 and December 31, 2024, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$26,926	$13,383
Current period change for estimated uncollectible premiums	3,124	4,263
Write-offs of uncollectible premiums receivable	(2,051)	(2,164)
Ending balance	$27,999	$15,482

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$109,263	$88,395
Policy acquisition costs deferred:
Direct commissions	71,474	65,555
Ceding commissions	(32,874)	(28,446)
Other underwriting and policy acquisition costs	3,680	3,141
Policy acquisition costs deferred	42,280	40,250
Amortization of net policy acquisition costs	(39,230)	(34,156)
Balance, end of period	$112,313	$94,489
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,424	4,401
Software	21,617	20,203
Furniture and fixtures	3,244	3,200
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress – building	38,466	26,530
Property and equipment	113,708	100,291
Accumulated depreciation	(18,732)	(17,367)
Total property and equipment, net	$94,976	$82,924
Construction in progress includes capitalized expenses related to the development of the new corporate headquarters' building. Construction is expected to be completed in the fourth quarter of 2025.

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2025 and 2024 consist of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$68,077	$58,366
Ceding commissions	(32,397)	(26,827)
Other underwriting expenses	39,232	34,214
Total	$74,912	$65,753
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $29.2 million and $24.7 million for the three months ended March 31, 2025 and 2024, respectively.

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
The total compensation cost that has been charged against income for share-based compensation arrangements was $3.8 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock Awards
During the three months ended March 31, 2025, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the 2016 Incentive Plan for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	110,123	$366.73
Granted	59,963	$433.62
Vested	(43,126)	$320.81
Forfeited	(1,363)	$369.04
Non-vested outstanding at the end of the period	125,597	$414.41
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the three months ended March 31, 2025, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,467.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the three months ended March 31, 2025 and 2024 was $433.62 and $502.54, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2025 and 2024 was $18.7 million and $16.9 million, respectively. As of March 31, 2025, the Company had $50.0 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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

A summary of option activity as of March 31, 2025, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	118,468	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(14,676)	16.00
Outstanding at March 31, 2025	103,792	$16.00	1.3	$48,856
Exercisable at March 31, 2025	103,792	$16.00	1.3	$48,856
The total intrinsic value of options exercised was $6.3 million and $28.1 million during the three months ended March 31, 2025 and 2024, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Net income	$89,227	$98,941

Weighted average common shares outstanding – basic	23,170	23,108
Effect of potential dilutive securities:
Conversion of stock options	109	171
Conversion of restricted stock	34	56
Weighted average common shares outstanding – diluted	23,313	23,335

Earnings per common share:
Basic	$3.85	$4.28
Diluted	$3.83	$4.24
There were 89,000 and 44,000 anti-dilutive stock awards for the three months ended March 31, 2025 and 2024, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 20.6% and 14.6% for the three months ended March 31, 2025 and 2024, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments. The effective tax rate was higher for the three months ended March 31, 2025 due primarily to a lower volume of stock options exercised compared to the same period in 2024.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2025	2024
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,285,668	$1,692,875
Less: reinsurance recoverable on unpaid losses	323,060	241,357
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,962,608	1,451,518
Incurred losses and loss adjustment expenses:
Current year	247,625	195,232
Prior years	(14,649)	(8,446)
Total net losses and loss adjustment expenses incurred	232,976	186,786

Payments:
Current year	11,869	4,123
Prior years	71,496	50,599
Total payments	83,365	54,722
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,112,219	1,583,582
Reinsurance recoverable on unpaid losses	358,424	261,205
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$2,470,643	$1,844,787
During the three months ended March 31, 2025, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2024 developed favorably by $14.6 million, of which $16.7 million was attributable to the 2021 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years and more conservative actuarial assumptions in the 2021 through 2023 accident years for lines of business exposed to construction liability. Current accident year incurred losses and loss adjustment expenses for the three months ended March 31, 2025 included $22.6 million of net catastrophe losses primarily related to the Palisades Fire.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Premiums written:
Direct	$484,275	$448,644
Ceded	(102,570)	(97,590)
Net written	$381,705	$351,054

Premiums earned:
Direct	$467,022	$402,592
Ceded	(101,232)	(93,074)
Net earned	$365,790	$309,518
The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$48,927	$29,261
The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables on paid losses	$15,691	$14,831
Reinsurance recoverables on unpaid losses, net	358,424	323,060
Reinsurance recoverables, net	$374,115	$337,891

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
Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes"), and on September

18, 2023, the Company issued a $50.0 million aggregate principal amount 6.21% Series B Senior Note ("Series B Note") due July 22, 2034.
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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the three months ended March 31, 2025, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.1%.
The following table presents the Company's outstanding debt as of March 31, 2025 and December 31, 2024:

	Issuance	Maturity	March 31, 2025	December 31, 2024
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,809)	(1,878)
Total debt			$184,191	$184,122
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of March 31, 2025, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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

14.     Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$33,357	$(12,584)
Income tax (expense) benefit	(7,005)	2,643
Unrealized gains (losses) arising during the period, net of income taxes	26,352	(9,941)
Less reclassification adjustment:
Net realized losses on fixed-maturity securities, before income taxes	(18)	(11)
Income tax benefit	4	2
Reclassification adjustment included in net income	(14)	(9)
Change in allowance for credit losses on investments, before income taxes	(20)	10
Income tax benefit (expense)	4	(2)
Reclassification adjustment included in net income	(16)	8
Other comprehensive income (loss)	$26,382	$(9,940)
The sale or credit loss of an available-for-sale fixed-maturity security results in amounts being reclassified from accumulated other comprehensive income (loss) to realized gains or losses in current period earnings. The related tax effect of the reclassification adjustment is recorded in income tax expense in current period earnings. See Note 2 for additional information.

15.      Segment information
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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
Net earned premiums	$365,790	$309,518
Fee income	9,559	8,092
Net investment income	43,819	32,933
Change in fair value of equity securities	3,038	18,053
Net realized investment gains	537	3,866
Change in allowance for credit losses on investments	(20)	10
Other income (1)	674	319
Total revenues	423,397	372,791
Expenses:
Losses and loss adjustment expenses – current year	225,047	194,654
Losses and loss adjustment expenses – catastrophes	22,578	578
Losses and loss adjustment expenses – prior year development	(14,649)	(8,446)
Net commissions incurred	35,680	31,539
Salaries, employee benefits and bonus expense	29,209	24,716
Credit loss expense – premiums receivable	3,124	4,263
Depreciation (2)	1,107	875
Interest expense	2,538	2,422
Other segment items (3)	6,452	6,323
Income tax expense	23,084	16,926
Segment net income	89,227	98,941
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$89,227	$98,941
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2024. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2025, the percentage breakdown of our gross written premiums was 72.5% casualty and 27.5% property. Our commercial underwriting divisions include Commercial Property, Excess Casualty, Small Business Casualty, General Casualty, Construction, Allied Health, Small Business Property, Products Liability, Entertainment, Commercial Auto, Energy, Excess Professional, Life Sciences, Professional Liability, Environmental, Inland Marine, Health Care, Management Liability, Public Entity, Aviation, Agribusiness, Product Recall, Ocean Marine, and Railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.8% of our gross written premiums in the first three months of 2025.
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

Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$484,275	$448,644	$35,631	7.9%
Ceded written premiums	(102,570)	(97,590)	(4,980)	5.1%
Net written premiums	$381,705	$351,054	$30,651	8.7%

Net earned premiums	$365,790	$309,518	$56,272	18.2%
Fee income	9,559	8,092	1,467	18.1%
Losses and loss adjustment expenses	232,976	186,786	46,190	24.7%
Underwriting, acquisition and insurance expenses	74,912	65,753	9,159	13.9%
Underwriting income (1)	67,461	65,071	2,390	3.7%
Net investment income	43,819	32,933	10,886	33.1%
Change in fair value of equity securities	3,038	18,053	(15,015)	NM
Net realized investment gains	537	3,866	(3,329)	NM
Change in allowance for credit losses on investments	(20)	10	(30)	NM
Interest expense	(2,538)	(2,422)	(116)	4.8%
Other income (expense), net	14	(1,644)	1,658	NM
Income before taxes	112,311	115,867	(3,556)	(3.1)%
Income tax expense	23,084	16,926	6,158	36.4%
Net income	$89,227	$98,941	$(9,714)	(9.8)%

Net operating earnings (2)	$86,419	$81,617	$4,802	5.9%

Loss ratio	62.1%	58.8%
Expense ratio	20.0%	20.7%
Combined ratio (3)	82.1%	79.5%

Annualized return on equity	23.3%	35.1%
Annualized operating return on equity (2)	22.5%	28.9%
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
Overview
Net income was $89.2 million for the three months ended March 31, 2025 compared to $98.9 million for the three months ended March 31, 2024, a decrease of 9.8%. The decrease in net income for the first three months of 2025 over the same period last year was primarily due to a combination of higher catastrophe losses incurred during the period and lower unrealized gains on equity investments offset in part by continued profitable growth and an increase in net investment income.
Underwriting income was $67.5 million for the three months ended March 31, 2025 compared to $65.1 million for the three months ended March 31, 2024, an increase of 3.7%. The corresponding combined ratios were 82.1% for the three months ended March 31, 2025 compared to 79.5% for the three months ended March 31, 2024. The increase in underwriting income for the first three months of 2025 compared to the same period last year was primarily due to continued growth in the business offset in part by higher catastrophe losses incurred.
Premiums
Gross written premiums were $484.3 million for the three months ended March 31, 2025 compared to $448.6 million for the three months ended March 31, 2024, an increase of $35.6 million, or 7.9%. Gross written premiums in our Commercial Property Division, our largest division, decreased 18.4% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 16.7%. The average premium per policy written was $14,200 in the first three months of 2025 compared to $15,300 in the first three months of 2024. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $14,700 for the first three months of 2025 and $16,000 for the first three months of 2024. The decrease in average premium per policy for the first three months of 2025 over the same period last year was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Net written premiums increased by $30.7 million, or 8.7%, to $381.7 million for the three months ended March 31, 2025 from $351.1 million for the three months ended March 31, 2024. The increase in net written premiums for the first three months of 2025 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 78.8% for the three months ended March 31, 2025 compared to 78.2% for the same period last year. The increase in the net retention ratio was primarily due to an increase in our retention on our casualty treaty effective with the June 2024 renewal and change in the mix of business.
Net earned premiums increased by $56.3 million, or 18.2%, to $365.8 million for the three months ended March 31, 2025 from $309.5 million for the three months ended March 31, 2024 due to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$225,047	60.0%	$194,654	61.3%
Current year catastrophe losses	22,578	6.0%	578	0.2%
Effect of prior year development	(14,649)	(3.9)%	(8,446)	(2.7)%
Total	$232,976	62.1%	$186,786	58.8%
The loss ratio was 62.1% for the three months ended March 31, 2025 compared to 58.8% for the three months ended March 31, 2024. The increase in the loss ratio for the first three months of 2025 compared to the first three months of 2024 was due primarily to higher catastrophe losses incurred in the period. This increase was offset in part by a lower current accident year loss ratio and higher relative net favorable development of prior-year loss reserves both of which were the result of lower-than-expected reported losses particularly in our property lines of business. Net catastrophe losses incurred during the three months ended March 31, 2025 were primarily related to the Palisades Fire.
During the three months ended March 31, 2025, prior accident years developed favorably by $14.6 million, of which $16.7 million was attributable to the 2021 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily from the 2017 through 2019 accident years and more conservative actuarial assumptions in the 2021 through 2023 accident years for lines of business exposed to construction liability.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	35,680	9.5%	31,539	9.9%
Other underwriting expenses	39,232	10.5%	34,214	10.8%
Total	$74,912	20.0%	$65,753	20.7%
The expense ratio was 20.0% for the three months ended March 31, 2025 compared to 20.7% for the three months ended March 31, 2024. The decrease in the expense ratio was primarily due to lower relative net commissions due to higher ceding commissions earned under the commercial property quota share treaty as a result of an increase to the ceding commission rate effective with the June 2024 renewal. Direct commissions paid as a percentage of gross written premiums was 14.8% and 14.7% for the three months ended March 31, 2025 and 2024, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$41,838	$31,830	$10,008
Dividends from equity securities	1,953	1,376	577
Cash equivalents and short-term investments	1,130	543	587
Real estate investment income	—	153	(153)
Gross investment income	44,921	33,902	11,019
Investment expenses	(1,102)	(969)	(133)
Net investment income	43,819	32,933	10,886
Change in fair value of equity securities	3,038	18,053	(15,015)
Net realized investment gains	537	3,866	(3,329)
Change in allowance for credit losses on investments	(20)	10	(30)
Net realized and unrealized investment gains	3,555	21,929	(18,374)
Total	$47,374	$54,862	$(7,488)
Net investment income increased by 33.1% to $43.8 million for the three months ended March 31, 2025 from $32.9 million for the three months ended March 31, 2024. The increase in the first three months of 2025 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% for both the three months ended March 31, 2025 and 2024.

During the first three months of 2025, the change in fair value of equity securities of $3.0 million reflected primarily unrealized gains arising during the period on our common stock holdings of $9.4 million offset in part by a decline in the fair value of our exchange traded funds ("ETFs") of $(6.5) million.
During the first quarter of 2024, the change in fair value of equity securities of $18.1 million included changes in unrealized gains related to ETFs and common stocks of $16.6 million and changes in unrealized gains related to non-redeemable preferred stock of $1.5 million. The change in the fair value of ETFs and common stocks during the first three months of 2024 primarily reflected higher valuations in the broader U.S. stock market.
Net realized investment gains were $0.5 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively and were primarily related to sales of common stocks and ETFs due to opportunistic repositioning of our equity portfolio.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded credit loss expense of less than $0.1 million for the three months ended March 31, 2025. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was 20.6% for the three months ended March 31, 2025 compared to 14.6% for the three months ended March 31, 2024. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income. The effective tax rate was higher for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to a lower volume of stock option exercises.
Return on equity
Our annualized return on equity was 23.3% for the three months ended March 31, 2025 compared to 35.1% for the three months ended March 31, 2024. Our annualized operating return on equity was 22.5% for the three months ended March 31, 2025 compared to 28.9% for the three months ended March 31, 2024. The decrease in annualized operating return on equity for the three months ended March 31, 2025 compared to the prior period was due primarily to higher average stockholders' equity and higher net catastrophe losses primarily related to the Palisades Fire. Average stockholder's equity increased as a result of profitable growth and an increase in the fair value of our fixed income portfolio.
Liquidity and Capital Resources
Sources and uses of funds
We are organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance subsidiary, Kinsale Insurance Company, which is domiciled in Arkansas. Accordingly, we primarily receive cash through (1) loans from banks and other third parties, (2) issuance of equity and debt securities, (3) corporate service fees from our insurance subsidiary, (4) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions, and (5) dividends from our insurance subsidiary. We may use the proceeds from these sources to contribute funds to Kinsale Insurance in order to support premium growth, reduce our reliance on reinsurance, pay dividends and taxes, repurchase shares and for other business purposes.
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
Share repurchase program
In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. At March 31, 2025, the Company had $80.0 million of capacity remaining under its share repurchase program.
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

Cash flows
Our most significant source of cash is from premiums received from our insureds, which we generally receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in investment securities that earn interest and dividends. We also use cash to pay commissions to insurance brokers, as well as to pay operating expenses such as salaries, consulting services and taxes. As described under "—Reinsurance" below, we use reinsurance to help manage the risk that we take related to the issuance of our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Our cash flows for the three months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$229,779	$210,359
Investing activities	(180,961)	(192,514)
Financing activities	(20,005)	(8,407)
Change in cash and cash equivalents	$28,813	$9,438
Net cash provided by operating activities was approximately $229.8 million for the three months ended March 31, 2025 compared to $210.4 million for the same period in 2024. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $181.0 million for the three months ended March 31, 2025 compared to $192.5 million for the three months ended March 31, 2024. Net cash used in investing activities during the first three months of 2025 included purchases of fixed-maturity securities of $369.5 million, which included primarily corporate bonds and asset- and mortgage-backed securities. During the first three months of 2025, we received proceeds of $107.0 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and, to a lesser extent, municipal securities and $144.7 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2025, purchases of equity securities of $42.7 million consisted primarily of common stocks. During the first three months of 2025, we received proceeds of $11.6 million from sales of common stocks. Cash used in investing activities was partially offset by unsettled purchases of cash equivalents totaling $15.0 million as of March 31, 2025.
Net cash used in investing activities of $192.5 million during the first three months of 2024 included purchases of fixed-maturity securities of $297.4 million, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first three months of 2024, we received proceeds of $67.8 million from sales of fixed-maturity securities, largely corporate bonds, municipal securities, U.S. Treasuries and government agency bonds and $80.5 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2024, purchases of equity securities of $49.8 million consisted of common stocks and ETFs. During the first three months of 2024, we received proceeds of $10.1 million from sales of ETFs.
During the first three months of 2025, cash used in financing activities reflected dividends paid of $0.17 per common share, or $4.0 million in aggregate, share repurchases of $10.0 million and payroll taxes withheld and remitted on restricted stock awards of $6.2 million, offset in part by proceeds received from our equity compensation plans of $0.2 million.
During the first three months of 2024, cash used in financing reflected dividends paid of $0.15 per common share, or $3.5 million in aggregate. In addition, for the three months ended March 31, 2024, payroll taxes withheld and remitted on restricted stock awards were $5.8 million, offset in part by proceeds received from our equity compensation plans of $0.9 million.
Reinsurance
We enter into reinsurance contracts primarily to limit our exposure to potential large losses. Reinsurance involves an insurance company transferring ("ceding") a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. Our reinsurance is primarily contracted under quota share reinsurance treaties and excess of loss treaties. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. Under excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
We renew our reinsurance treaties annually. During each renewal cycle, there are a number of factors we consider when determining our reinsurance coverage, including (1) plans to change the underlying insurance coverage we offer, (2) trends in loss activity, (3) the level of our capital and surplus, (4) changes in our risk appetite and (5) the cost and availability of reinsurance coverage.
To manage our natural catastrophe exposure, we use stochastic models to analyze the risk of severe losses. We measure exposure to these losses in terms of probable maximum loss ("PML"), which is an estimate of the amount of loss we would expect to meet or exceed once in a given number of years (referred to as the return period). When managing our catastrophe exposure, we generally focus on the 100-year and the 250-year return periods.
The following is a summary of our significant reinsurance programs as of March 31, 2025:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property (1)	Up to $10.0 million per occurrence	50% up to $379.8 million per catastrophe	50% of commercial property losses
Property – catastrophe (2)	N/A	$175.0 million excess of $60.0 million	$60.0 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota share	$2.5 million per occurrence as described in note (4) below

(1)    Our property quota share reinsurance reduces the financial impact of property losses on our commercial property, small business property, high value homeowners and inland marine policies up to a loss recovery of $189.9 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $350.0 million. This coverage applies after the coverage provided by the commercial property quota share treaty.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2025, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of March 31, 2025, we recorded an allowance for credit losses of $0.9 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At March 31, 2025, total stockholders' equity and tangible stockholders' equity were $1.6 billion compared to total stockholders' equity and tangible stockholders' equity of $1.5 billion at December 31, 2024. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period and an increase in the fair value of our fixed-maturity investments offset in part by share repurchases, payment of dividends and net activity related to our share-based compensation plan. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At March 31, 2025, our cash and invested assets of $4.3 billion consisted of fixed-maturity securities, equity securities, short-term investments, cash and cash equivalents and real estate investments. At March 31, 2025, the majority of the investment portfolio was composed of fixed-maturity securities of $3.7 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2025, we also held $433.1 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $38.8 million of short-term investments, $142.0 million of cash and cash equivalents and $15.0 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.0 years at both March 31, 2025 and December 31, 2024 and an average rating of "AA-" at both March 31, 2025 and December 31, 2024.
At March 31, 2025 and December 31, 2024, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,833	$7,550	0.2%	$15,465	$15,048	0.4%
Obligations of states, municipalities and political subdivisions	164,845	144,360	3.9%	168,894	146,304	4.1%
Corporate and other securities	2,117,109	2,087,105	56.2%	2,037,372	1,989,490	56.3%
Asset-backed securities	737,396	742,725	20.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	554,216	510,019	13.7%	502,121	448,874	12.7%
Commercial mortgage-backed securities	226,947	224,494	6.0%	209,521	205,105	5.8%
Total fixed-maturity securities	$3,808,346	$3,716,253	100.0%	$3,663,031	$3,537,563	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2025 and December 31, 2024, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2025		December 31, 2024
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,119,861	30.1%	$1,034,025	29.2%
AA	621,159	16.7%	620,550	17.5%
A	1,223,001	32.9%	1,166,923	33.0%
BBB	685,916	18.5%	652,631	18.5%
Below BBB and unrated	66,316	1.8%	63,434	1.8%
Total	$3,716,253	100.0%	$3,537,563	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$410,141	$410,644	11.0%	$415,494	$415,674	11.8%
Due after one year through five years	1,080,085	1,076,016	29.0%	1,070,687	1,058,729	29.9%
Due after five years through ten years	569,277	560,390	15.1%	513,549	496,044	14.0%
Due after ten years	230,284	191,965	5.2%	222,001	180,395	5.1%
Asset-backed securities	737,396	742,725	20.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	554,216	510,019	13.7%	502,121	448,874	12.7%
Commercial mortgage-backed securities	226,947	224,494	6.0%	209,521	205,105	5.8%
Total fixed-maturity securities	$3,808,346	$3,716,253	100.0%	$3,663,031	$3,537,563	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.9 million and $3.7 million at March 31, 2025 and December 31, 2024, respectively.
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
Net income for the three months ended March 31, 2025 and 2024, reconciles to underwriting income as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net income	$89,227	$98,941
Income tax expense	23,084	16,926
Income before income taxes	112,311	115,867
Net investment income	(43,819)	(32,933)
Change in the fair value of equity securities	(3,038)	(18,053)
Net realized investment gains	(537)	(3,866)
Change in allowance for credit losses on investments	20	(10)
Interest expense	2,538	2,422
Other expenses (1)	660	1,963
Other income	(674)	(319)
Underwriting income	$67,461	$65,071
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
Net income for the three months ended March 31, 2025 and 2024, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net income	$89,227	$98,941
Adjustments:
Change in the fair value of equity securities, before taxes	(3,038)	(18,053)
Income tax expense (1)	638	3,791
Change in the fair value of equity securities, after taxes	(2,400)	(14,262)

Net realized investment gains, before taxes	(537)	(3,866)
Income tax expense (1)	113	812
Net realized investment gains, after taxes	(424)	(3,054)

Change in allowance for credit losses on investments, before taxes	20	(10)
Income tax (benefit) expense (1)	(4)	2
Change in allowance for credit losses on investments, after taxes	16	(8)
Net operating earnings	$86,419	$81,617

Operating return on equity:
Average stockholders' equity (2)	$1,533,268	$1,128,901
Annualized return on equity (3)	23.3%	35.1%
Annualized operating return on equity (4)	22.5%	28.9%
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
Stockholders' equity at March 31, 2025 and December 31, 2024, reconciles to tangible stockholders' equity as follows:

($ in thousands)	March 31, 2025	December 31, 2024

Stockholders' equity	$1,582,975	$1,483,561
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,580,180	$1,480,766

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Form 10-K"), as updated and supplemented by the below risk factor. The below risk factor updates the risk factor captioned "Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability." in our 2024 Form 10-K. These risks and uncertainties are not the only ones facing us. There may be additional risks and uncertainties of which we are currently unaware or currently believe to be immaterial. The occurrence of any of these risks could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. It is possible that, among other things, changes in international trade regulation, including tariffs, could lead to higher than anticipated inflation. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in California, Florida and Texas. Any economic downturn in any such state could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2025	January 31, 2025	—	$—	—	$90.0
February 1, 2025	February 28, 2025	23,348	$428.28	23,348	$80.0
March 1, 2025	March 31, 2025	—	$—	—	$80.0
	Total	23,348	$428.28	23,348	$80.0
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
During the first quarter of 2025, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

KINSALE CAPITAL GROUP, INC.
Date: April 24, 2025	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: April 24, 2025	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer