Form 10-Q
period 2025-06-30
Kinsale Capital Group, Inc.
filed 2025-07-24
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 18, 2025: 23,300,001

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
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations; and
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,991,871, allowance for credit losses: $42 – 2025; $3,663,031 and $27 – 2024)	$3,918,078	$3,537,563
Equity securities, at fair value (cost: $397,586 – 2025; $313,722 – 2024)	513,882	398,359
Real estate investments, net	15,045	15,045
Short-term investments	34,310	3,714
Total investments	4,481,315	3,954,681
Cash and cash equivalents	138,101	113,213
Investment income due and accrued	30,936	27,366
Premiums and fees receivable, net of allowance for credit losses of $26,906 – 2025; $26,926 – 2024	168,366	140,027
Reinsurance recoverables, net of allowance for credit losses of $994 – 2025; $932 – 2024	387,279	337,891
Ceded unearned premiums	54,421	52,736
Deferred policy acquisition costs, net of ceding commissions	124,070	109,263
Intangible assets	3,538	3,538
Deferred income tax asset, net	45,097	60,215
Other assets	123,403	87,774
Total assets	$5,556,526	$4,886,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$2,623,653	$2,285,668
Unearned premiums	921,136	828,449
Payable to reinsurers	41,620	43,959
Accounts payable and accrued expenses	38,232	55,159
Debt	184,260	184,122
Other liabilities	25,052	5,786
Total liabilities	3,833,953	3,403,143

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,368,407 and 23,299,124 shares issued and outstanding at June 30, 2025; 23,294,783 and 23,272,157 shares issued and outstanding at December 31, 2024	234	233
Additional paid-in capital	364,138	361,398
Retained earnings	1,444,571	1,229,136
Accumulated other comprehensive loss	(56,371)	(97,206)
Treasury stock, at cost (69,283 shares – 2025, 22,626 – 2024)	(29,999)	(10,000)
Total stockholders’ equity	1,722,573	1,483,561
Total liabilities and stockholders’ equity	$5,556,526	$4,886,704
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Revenues:
Gross written premiums	$555,522	$529,770	$1,039,797	$978,414
Ceded written premiums	(96,822)	(99,534)	(199,392)	(197,124)
Net written premiums	458,700	430,236	840,405	781,290
Change in unearned premiums	(75,087)	(97,775)	(91,002)	(139,311)
Net earned premiums	383,613	332,461	749,403	641,979
Fee income	10,796	8,991	20,355	17,083
Net investment income	46,473	35,847	90,292	68,780
Change in the fair value of equity securities	28,621	3,159	31,659	21,212
Net realized investment gains	136	2,879	673	6,745
Change in allowance for credit losses on investments	5	476	(15)	486
Other income	170	740	844	1,059
Total revenues	469,814	384,553	893,211	757,344

Expenses:
Losses and loss adjustment expenses	217,359	193,325	450,335	380,111
Underwriting, acquisition and insurance expenses	81,597	72,068	156,509	137,821
Interest expense	2,557	2,564	5,095	4,986
Other expenses	12	796	672	2,759
Total expenses	301,525	268,753	612,611	525,677
Income before income taxes	168,289	115,800	280,600	231,667
Total income tax expense	34,168	23,221	57,252	40,147
Net income	134,121	92,579	223,348	191,520
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	14,453	(5,658)	40,835	(15,598)
Total comprehensive income	$148,574	$86,921	$264,183	$175,922

Earnings per share:
Basic	$5.79	$4.00	$9.64	$8.28
Diluted	$5.76	$3.97	$9.59	$8.21

Weighted-average shares outstanding:
Basic	23,175	23,165	23,172	23,137
Diluted	23,291	23,329	23,301	23,332

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	234	359,154	1,314,410	(70,824)	(19,999)	1,582,975
Issuance of common stock under stock-based compensation plan	14,884	—	244	—	—	—	244
Stock-based compensation expense	—	—	4,774	—	—	—	4,774
Restricted shares withheld for taxes	(69)	—	(34)	—	—	—	(34)
Dividends declared ($0.17 per share)	—	—	—	(3,960)	—	—	(3,960)
Other comprehensive income, net of tax	—	—	—	—	14,453	—	14,453
Net income	—	—	—	134,121	—		134,121
Treasury stock acquired – share repurchases	(23,309)	—	—	—	—	(10,000)	(10,000)
Balance at June 30, 2025	23,299,124	$234	$364,138	$1,444,571	$(56,371)	$(29,999)	$1,722,573

Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$—	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	—	(9,940)
Net income	—	—	—	98,941	—	—	98,941
Balance at March 31, 2024	23,275,915	233	351,584	923,709	(104,557)	—	1,170,969
Issuance of common stock under stock-based compensation plan	13,249	—	219	—	—	—	219
Stock-based compensation expense	—	—	3,709	—	—	—	3,709
Restricted shares withheld for taxes	(2,916)	—	(1,123)	—	—	—	(1,123)
Dividends declared ($0.15 per share)	—	—	—	(3,492)	—	—	(3,492)
Other comprehensive loss, net of tax	—	—	—	—	(5,658)	—	(5,658)
Net income	—	—	—	92,579	—	—	92,579
Balance at June 30, 2024	23,286,248	$233	$354,389	$1,012,796	$(110,215)	$—	$1,257,203

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities:
Net cash provided by operating activities	$498,870	$489,293

Investing activities:
Purchase of property and equipment	(29,152)	(7,329)
Purchase of real estate investment	—	(312)
Change in short-term investments, net	(30,000)	(1,233)
Purchases – fixed-maturity securities	(939,534)	(759,799)
Purchases – equity securities	(94,894)	(84,229)
Sales – fixed-maturity securities	282,740	189,284
Sales – equity securities	11,585	30,880
Maturities and calls – fixed-maturity securities	359,007	200,573
Net cash used in investing activities	(440,248)	(432,165)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(6,282)	(6,965)
Proceeds from stock options exercised	479	1,152
Dividends paid	(7,932)	(6,988)
Treasury stock acquired – share repurchases	(19,999)	—
Net cash used in financing activities	(33,734)	(12,801)
Net change in cash and cash equivalents	24,888	44,327
Cash and cash equivalents at beginning of year	113,213	126,694
Cash and cash equivalents at end of period	$138,101	$171,021
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
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,839	$12	$(241)	$—	$7,610
Obligations of states, municipalities and political subdivisions	158,963	190	(21,570)	(3)	137,580
Corporate and other securities	2,114,850	21,041	(35,818)	(39)	2,100,034
Asset-backed securities	777,402	7,113	(608)	—	783,907
Residential mortgage-backed securities	607,220	2,461	(45,890)	—	563,791
Commercial mortgage-backed securities	325,597	2,574	(3,015)	—	325,156
Total fixed-maturity securities	$3,991,871	$33,391	$(107,142)	$(42)	$3,918,078

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$—	$(417)	$—	$15,048
Obligations of states, municipalities and political subdivisions	168,894	46	(22,633)	(3)	146,304
Corporate and other securities	2,037,372	5,779	(53,638)	(23)	1,989,490
Asset-backed securities	729,658	4,606	(1,522)	—	732,742
Residential mortgage-backed securities	502,121	747	(53,994)	—	448,874
Commercial mortgage-backed securities	209,521	423	(4,838)	(1)	205,105
Total fixed-maturity securities	$3,663,031	$11,601	$(137,042)	$(27)	$3,537,563

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

At June 30, 2025, the Company's credit loss review resulted in an allowance for credit losses on three securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$47	$543	$27	$553
Increase to allowance from securities for which credit losses were not previously recorded	—	—	—	—
Reduction from securities sold during the period	(2)	(479)	(14)	(479)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(3)	3	29	(7)
Ending balance	$42	$67	$42	$67
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of the U.S. government agencies	$293	$(3)	$6,746	$(238)	$7,039	$(241)
Obligations of states, municipalities and political subdivisions	7,184	(115)	117,383	(21,455)	124,567	(21,570)
Corporate and other securities	155,805	(1,145)	376,847	(34,673)	532,652	(35,818)
Asset-backed securities	97,455	(171)	12,589	(437)	110,044	(608)
Residential mortgage-backed securities	48,856	(358)	231,602	(45,532)	280,458	(45,890)
Commercial mortgage-backed securities	52,417	(200)	51,096	(2,815)	103,513	(3,015)
Total fixed-maturity securities	$362,010	$(1,992)	$796,263	$(105,150)	$1,158,273	$(107,142)

At June 30, 2025, the Company held 676 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.2 billion and gross unrealized losses of $107.1 million. Of these securities, 555 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2025, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2025, 79.2% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2025 are summarized, by contractual maturity, as follows:

	June 30, 2025
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$293,096	$292,850
Due after one year through five years	1,193,332	1,198,056
Due after five years through ten years	575,575	573,679
Due after ten years	219,649	180,639
Asset-backed securities	777,402	783,907
Residential mortgage-backed securities	607,220	563,791
Commercial mortgage-backed securities	325,597	325,156
Total fixed-maturity securities	$3,991,871	$3,918,078

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million at June 30, 2025 and December 31, 2024, respectively. There was no accumulated depreciation on real estate investments at June 30, 2025 and December 31, 2024.
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest:
Taxable bonds	$43,497	$34,471	$84,979	$65,862
Tax exempt municipal bonds	355	395	711	834
Cash equivalents and short-term investments	1,896	568	3,026	1,111
Dividends on equity securities	2,011	1,461	3,964	2,837
Real estate investment income	—	—	—	153
Gross investment income	47,759	36,895	92,680	70,797
Investment expenses	(1,286)	(1,048)	(2,388)	(2,017)
Net investment income	$46,473	$35,847	$90,292	$68,780

There was no depreciation expense related to real estate investments for the three and six months ended June 30, 2025 or June 30, 2024 as the Company sold the related assets during 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed-maturity securities:
Realized gains	$532	$846	$1,305	$941
Realized losses	(396)	(933)	(1,187)	(1,039)
Net realized gains (losses) from fixed-maturity securities	136	(87)	118	(98)

Equity securities:
Realized gains	—	3,390	2,465	7,271
Realized losses	—	(424)	(1,910)	(424)
Net realized gains from equity securities	—	2,966	555	6,847
Realized gains from the sales of short-term investments	—	1	—	1
Realized losses on sale of real estate investments	—	(1)	—	(5)
Net realized investment gains	$136	$2,879	$673	$6,745
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended June 30, 2025 and 2024, the change in net unrealized gains (losses) for fixed-maturity securities was $18.3 million and $(7.2) million respectively. For the six months ended June 30, 2025 and 2024, the change in net unrealized gains (losses) for fixed-maturity securities was $51.7 million and $(19.7) million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.9 million and $3.7 million on deposit with state regulatory authorities at June 30, 2025 and December 31, 2024, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $21.7 million at June 30, 2025. The Company did not have a payable for investments purchased at December 31, 2024, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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
Fair values of the Company's investment portfolio are estimated using unadjusted prices obtained by its investment accounting vendor from nationally recognized third-party pricing services, where available. Values for U.S. Treasuries, exchange-traded funds and common stocks are generally based on Level 1 inputs, which use quoted prices in active markets for identical assets. For other fixed-maturity securities and non-redeemable preferred stock, the pricing vendors use a pricing methodology involving the market approach, including pricing models which use prices and relevant market information regarding a particular security or securities with similar characteristics to establish a valuation. The estimates of fair value of these investments are included in the amounts disclosed as Level 2. For those investments where significant inputs are unobservable, the Company's investment accounting vendor obtains valuations from pricing vendors or brokers using the market approach and income approach valuation techniques and are disclosed as Level 3.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,610	$—	$—	$7,610
Obligations of states, municipalities and political subdivisions	—	137,580	—	137,580
Corporate and other securities	—	2,100,034	—	2,100,034
Asset-backed securities	—	783,907	—	783,907
Residential mortgage-backed securities	—	563,791	—	563,791
Commercial mortgage-backed securities	—	325,156	—	325,156
Total fixed-maturity securities	7,610	3,910,468	—	3,918,078

Equity securities:
Exchange-traded funds	149,441	—	—	149,441
Non-redeemable preferred stock	—	26,928	—	26,928
Common stocks	337,513	—	—	337,513
Total equity securities	486,954	26,928	—	513,882
Short-term investments	34,310	—	—	34,310
Total	$528,874	$3,937,396	$—	$4,466,270

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	—	146,304	—	146,304
Corporate and other securities	—	1,989,490	—	1,989,490
Asset-backed securities	—	732,742	—	732,742
Residential mortgage-backed securities	—	448,874	—	448,874
Commercial mortgage-backed securities	—	205,105	—	205,105
Total fixed-maturity securities	15,048	3,522,515	—	3,537,563

Equity securities:
Exchange-traded funds	129,731	—	—	129,731
Non-redeemable preferred stock	—	26,433	—	26,433
Common stocks	242,195	—	—	242,195
Total equity securities	371,926	26,433	—	398,359
Short-term investments	3,714	—	—	3,714
Total	$390,688	$3,548,948	$—	$3,939,636
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 or December 31, 2024.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $171.4 million and $168.6 million at June 30, 2025 and December 31, 2024, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at June 30, 2025 and December 31, 2024. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $12.6 million and $16.1 million at June 30, 2025 and December 31, 2024, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$27,999	$15,482	$26,926	$13,383
Current period change for estimated uncollectible premiums	1,777	6,079	4,901	10,342
Write-offs of uncollectible premiums receivable	(2,870)	(335)	(4,921)	(2,499)
Ending balance	$26,906	$21,226	$26,906	$21,226

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$112,313	$94,489	$109,263	$88,395
Policy acquisition costs deferred:
Direct commissions	81,974	77,818	153,448	143,373
Ceding commissions	(31,249)	(29,869)	(64,123)	(58,315)
Other underwriting and policy acquisition costs	4,430	3,512	8,110	6,653
Policy acquisition costs deferred	55,155	51,461	97,435	91,711
Amortization of net policy acquisition costs	(43,398)	(36,592)	(82,628)	(70,748)
Balance, end of period	$124,070	$109,358	$124,070	$109,358
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,573	4,401
Software	23,441	20,203
Furniture and fixtures	5,929	3,200
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress – building	52,399	26,530
Property and equipment	132,299	100,291
Accumulated depreciation	(20,119)	(17,367)
Total property and equipment, net	$112,180	$82,924
Construction in progress includes capitalized expenses related to the development of the new corporate headquarters' building. Construction is expected to be completed in the fourth quarter of 2025.

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$70,855	$62,764	$138,932	$121,130
Ceding commissions	(31,128)	(29,359)	(63,525)	(56,186)
Other underwriting expenses	41,870	38,663	81,102	72,877
Total	$81,597	$72,068	$156,509	$137,821
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $32.5 million and $26.0 million for the three months ended June 30, 2025 and 2024, respectively and $61.7 million and $50.7 million for the six months ended June 30, 2025 and 2024, respectively.

8.    Stock-based Compensation
The Kinsale Capital Group, Inc. 2016 Omnibus Incentive Plan (the "2016 Incentive Plan") was effective from 2016 to 2025. On May 22, 2025, the Company's stockholders approved the Kinsale Capital Group, Inc. 2025 Omnibus Incentive Plan (the "2025 Incentive Plan"), which replaced the 2016 Incentive Plan prior to its scheduled expiration in 2026. The 2025 Incentive Plan is administered by the Compensation, Nominating and Corporate Governance

Committee of the Company's Board of Directors and authorizes the grant of stock options, restricted stock, restricted stock units, and other stock-based awards to officers, employees, directors, independent contractors, and consultants.
No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. There were no shares granted under the 2025 Incentive Plan during the six months ended June 30, 2025.
The total compensation cost that has been charged against income for share-based compensation arrangements was $8.5 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.
Restricted Stock Awards
During the six months ended June 30, 2025, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company's shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	110,123	$366.73
Granted	59,963	$433.62
Vested	(43,685)	$322.04
Forfeited	(1,706)	$363.63
Non-vested outstanding at the end of the period	124,695	$414.60
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2025, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,536.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the six months ended June 30, 2025 and 2024 was $433.62 and $502.43, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2025 and 2024 was $19.0 million and $19.8 million, respectively. As of June 30, 2025, the Company had $45.1 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.7 years.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options under the 2016 Incentive Plan with an exercise price equal to the initial public offering price of $16.00 per share and a weighted-average grant-date fair value of $2.71 per share. The options have a maximum contractual term of 10 years and vested in 4 equal annual installments following the date of the grant. The value of the options granted was estimated at the date of grant using the Black-Scholes pricing model.
A summary of option activity as of June 30, 2025, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	118,468	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(29,903)	16.00
Outstanding at June 30, 2025	88,565	$16.00	1.1	$41,440
Exercisable at June 30, 2025	88,565	$16.00	1.1	$41,440
The total intrinsic value of options exercised was $13.3 million and $33.0 million during the six months ended June 30, 2025 and 2024, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income	$134,121	$92,579	$223,348	$191,520

Weighted average common shares outstanding – basic	23,175	23,165	23,172	23,137
Effect of potential dilutive securities:
Conversion of stock options	92	130	100	150
Conversion of restricted stock	24	34	29	45
Weighted average common shares outstanding – diluted	23,291	23,329	23,301	23,332

Earnings per common share:
Basic	$5.79	$4.00	$9.64	$8.28
Diluted	$5.76	$3.97	$9.59	$8.21
There were 32,000 and 44,000 anti-dilutive stock awards for the three months ended June 30, 2025 and 2024, respectively. There were 57,000 and 44,000 anti-dilutive stock awards for the six months ended June 30, 2025 and 2024, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 20.4% and 17.3% for the six months ended June 30, 2025 and 2024, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments. The effective tax rate was higher for the six months ended June 30, 2025 due primarily to a lower volume of stock options exercised compared to the same period in 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2025	2024
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,285,668	$1,692,875
Less: reinsurance recoverable on unpaid losses	323,060	241,357
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,962,608	1,451,518
Incurred losses and loss adjustment expenses:
Current year	480,430	398,058
Prior years	(30,095)	(17,947)
Total net losses and loss adjustment expenses incurred	450,335	380,111

Payments:
Current year	28,574	8,114
Prior years	142,674	102,829
Total payments	171,248	110,943
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,241,695	1,720,686
Reinsurance recoverable on unpaid losses	381,958	292,369
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$2,623,653	$2,013,055
During the six months ended June 30, 2025, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2024 developed favorably by $30.1 million, of which $35.8 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the property lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures. Current accident year incurred losses and loss adjustment expenses for the six months ended June 30, 2025 included $26.3 million of net catastrophe losses primarily related to the Palisades Fire.
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
12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Premiums written:
Direct	$555,522	$529,770	$1,039,797	$978,414
Ceded	(96,822)	(99,534)	(199,392)	(197,124)
Net written	$458,700	$430,236	$840,405	$781,290

Premiums earned:
Direct	$480,088	$430,535	$947,110	$833,127
Ceded	(96,475)	(98,074)	(197,707)	(191,148)
Net earned	$383,613	$332,461	$749,403	$641,979
The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$39,232	$40,944	$88,159	$70,205
The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables on paid losses	$5,321	$14,831
Reinsurance recoverables on unpaid losses, net	381,958	323,060
Reinsurance recoverables, net	$387,279	$337,891

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
Pursuant to the Note Purchase Agreement, on July 22, 2022, the Company issued $125.0 million aggregate principal amount of 5.15% Series A Senior Notes Due July 22, 2034 (collectively, the "Series A Notes"), and on September 18, 2023, the Company issued a $50.0 million aggregate principal amount 6.21% Series B Senior Note (the "Series B Note") due July 22, 2034.
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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the six months ended June 30, 2025, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.1%.

The following table presents the Company's outstanding debt as of June 30, 2025 and December 31, 2024:

	Issuance	Maturity	June 30, 2025	December 31, 2024
			(in thousands)
Credit Facility	Various	7/22/2027	$11,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,740)	(1,878)
Total debt			$184,260	$184,122
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of June 30, 2025, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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

14.     Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes	$18,357	$(6,892)	$51,714	$(19,476)
Income tax (expense) benefit	(3,855)	1,447	(10,860)	4,090
Unrealized gains (losses) arising during the period, net of income taxes	14,502	(5,445)	40,854	(15,386)
Less reclassification adjustment:
Net realized gains (losses) on fixed-maturity securities, before income taxes	57	(207)	39	(218)
Income tax (expense) benefit	(12)	44	(8)	46
Reclassification adjustment included in net income	45	(163)	31	(172)
Change in allowance for credit losses on investments, before income taxes	5	476	(15)	486
Income tax benefit (expense)	(1)	(100)	3	(102)
Reclassification adjustment included in net income	4	376	(12)	384
Other comprehensive income (loss)	$14,453	$(5,658)	$40,835	$(15,598)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Net earned premiums	$383,613	$332,461	$749,403	$641,979
Fee income	10,796	8,991	20,355	17,083
Net investment income	46,473	35,847	90,292	68,780
Change in fair value of equity securities	28,621	3,159	31,659	21,212
Net realized investment gains	136	2,879	673	6,745
Change in allowance for credit losses on investments	5	476	(15)	486
Other income (1)	170	740	844	1,059
Total revenues	469,814	384,553	893,211	757,344
Expenses:
Losses and loss adjustment expenses – current year	229,100	199,406	454,147	394,060
Losses and loss adjustment expenses – catastrophes	3,705	3,420	26,283	3,998
Losses and loss adjustment expenses – prior year development	(15,446)	(9,501)	(30,095)	(17,947)
Net commissions incurred	39,727	33,405	75,407	64,944
Salaries, employee benefits and bonus expense	32,487	25,973	61,696	50,689
Credit loss expense – premiums receivable	1,777	6,079	4,901	10,342
Depreciation (2)	1,122	988	2,229	1,863
Interest expense	2,557	2,564	5,095	4,986
Other segment items (3)	6,496	6,419	12,948	12,742
Income tax expense	34,168	23,221	57,252	40,147
Segment net income	134,121	92,579	223,348	191,520
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$134,121	$92,579	$223,348	$191,520
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2025, the percentage breakdown of our gross written premiums was 69.3% casualty and 30.7% property. Our commercial underwriting divisions include Commercial Property, Excess Casualty, Small Business Casualty, General Casualty, Construction, Allied Health, Small Business Property, Entertainment, Products Liability, Commercial Auto, Energy, Excess Professional, Life Sciences, Professional Liability, Inland Marine, Environmental, Health Care, Management Liability, Public Entity, Agribusiness Casualty, Aviation, Ocean Marine, Product Recall, Agribusiness Property and Railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.7% of our gross written premiums in the first six months of 2025.
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

Results of Operations
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$555,522	$529,770	$25,752	4.9%
Ceded written premiums	(96,822)	(99,534)	2,712	(2.7)%
Net written premiums	$458,700	$430,236	$28,464	6.6%

Net earned premiums	$383,613	$332,461	$51,152	15.4%
Fee income	10,796	8,991	1,805	20.1%
Losses and loss adjustment expenses	217,359	193,325	24,034	12.4%
Underwriting, acquisition and insurance expenses	81,597	72,068	9,529	13.2%
Underwriting income (1)	95,453	76,059	19,394	25.5%
Net investment income	46,473	35,847	10,626	29.6%
Change in the fair value of equity securities	28,621	3,159	25,462	NM
Net realized investment gains	136	2,879	(2,743)	NM
Change in allowance for credit losses on investments	5	476	(471)	NM
Interest expense	(2,557)	(2,564)	7	(0.3)%
Other income (expense), net	158	(56)	214	NM
Income before taxes	168,289	115,800	52,489	45.3%
Income tax expense	34,168	23,221	10,947	47.1%
Net income	$134,121	$92,579	$41,542	44.9%

Net operating earnings (2)	$111,399	$87,433	$23,966	27.4%

Loss ratio	55.1%	56.6%
Expense ratio	20.7%	21.1%
Combined ratio (3)	75.8%	77.7%

Annualized return on equity	32.5%	30.5%
Annualized operating return on equity (2)	27.0%	28.8%
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
Net income was $134.1 million for the three months ended June 30, 2025 compared to $92.6 million for the three months ended June 30, 2024, an increase of 44.9%. The increase in net income for the second quarter of 2025 from the same period last year was primarily due to higher returns on equity investments, continued profitable growth and higher investment income.
Underwriting income was $95.5 million for the three months ended June 30, 2025 compared to $76.1 million for the three months ended June 30, 2024, an increase of 25.5%. The corresponding combined ratios were 75.8% for the three months ended June 30, 2025 compared to 77.7% for the three months ended June 30, 2024. The increase in underwriting income in the second quarter of 2025 compared to the second quarter of 2024 was primarily due to a combination of growth in the business and higher favorable development of loss reserves from prior accident years.
Premiums
Gross written premiums were $555.5 million for the three months ended June 30, 2025 compared to $529.8 million for the three months ended June 30, 2024, an increase of $25.8 million, or 4.9%. Gross written premiums in our Commercial Property Division, our largest division, decreased 16.8% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 14.3% due primarily to continued strong submission flow from brokers across most divisions. The average premium per policy written was approximately $14,300 in the second quarter of 2025 compared to approximately $16,300 in the second quarter of 2024. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $14,900 in the second quarter of 2025 compared to $17,200 in the second quarter of 2024. The decrease in average premium per policy for the second quarter of 2025 over the same period last year was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Net written premiums increased by $28.5 million, or 6.6%, to $458.7 million for the three months ended June 30, 2025 from $430.2 million for the three months ended June 30, 2024. The increase in net written premiums for the second quarter of 2025 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 82.6% for the three months ended June 30, 2025 compared to 81.2% for the three months ended June 30, 2024. The increase in the net retention ratio is primarily attributable to change in the mix of business and an increase in retention on our reinsurance treaties.
Net earned premiums increased by $51.2 million, or 15.4%, to $383.6 million for the three months ended June 30, 2025 from $332.5 million for the three months ended June 30, 2024 and was primarily related to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$229,100	58.1%	$199,406	58.4%
Current year catastrophe losses	3,705	0.9%	3,420	1.0%
Effect of prior year development	(15,446)	(3.9)%	(9,501)	(2.8)%
Total	$217,359	55.1%	$193,325	56.6%

The loss ratio was 55.1% for the three months ended June 30, 2025 compared to 56.6% for the three months ended June 30, 2024. The decrease in the loss ratio in the second quarter of 2025 compared to the second quarter of 2024 was due primarily to higher relative net favorable development of loss reserves from prior accident years, particularly in our property lines of business.
During the three months ended June 30, 2025, prior accident years developed favorably by $15.4 million, of which $19.1 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	39,727	10.1%	33,405	9.8%
Other underwriting expenses	41,870	10.6%	38,663	11.3%
Underwriting, acquisition and insurance expenses	$81,597	20.7%	$72,068	21.1%
The expense ratio was 20.7% for the three months ended June 30, 2025 compared to 21.1% for the three months ended June 30, 2024. The decrease in the expense ratio was primarily due to routine variability in other underwriting expenses offset in part by lower ceding commissions due to increased retention on our reinsurance treaties. Direct commissions paid as a percent of gross written premiums was 14.8% and 14.7% for the three months ended June 30, 2025 and 2024, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$43,852	$34,866	$8,986
Dividends from equity securities	2,011	1,461	550
Cash equivalents and short-term investments	1,896	568	1,328
Gross investment income	47,759	36,895	10,864
Investment expenses	(1,286)	(1,048)	(238)
Net investment income	46,473	35,847	10,626
Change in the fair value of equity securities	28,621	3,159	25,462
Net realized investment gains	136	2,879	(2,743)
Change in allowance for credit losses on investments	5	476	(471)
Net realized and unrealized investment gains	28,762	6,514	22,248
Total	$75,235	$42,361	$32,874
Net investment income increased by 29.6% to $46.5 million for the three months ended June 30, 2025 from $35.8 million for the three months ended June 30, 2024. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% for both the three months ended June 30, 2025 and 2024.

During the second quarter of 2025, the change in fair value of equity securities primarily reflected unrealized gains arising during the period on our exchange-traded funds ("ETFs") of $15.1 million, common stocks of $13.1 million and non-redeemable preferred stock of $0.4 million generally consistent with the broader U.S. stock market.
During the second quarter of 2024, the change in fair value of equity securities included changes in unrealized gains related to common stocks of $1.7 million and ETFs of $0.4 million and unrealized gains related to non-redeemable preferred stock of $1.1 million. The change in the fair value of common stocks and ETFs during the second quarter of 2024 primarily reflected changes in the broader U.S. stock market, and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
Income tax expense
Our effective tax rate was 20.3% for the three months ended June 30, 2025 compared to 20.1% for the three months ended June 30, 2024. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$1,039,797	$978,414	$61,383	6.3%
Ceded written premiums	(199,392)	(197,124)	(2,268)	1.2%
Net written premiums	$840,405	$781,290	$59,115	7.6%

Net earned premiums	$749,403	$641,979	$107,424	16.7%
Fee income	20,355	17,083	3,272	19.2%
Losses and loss adjustment expenses	450,335	380,111	70,224	18.5%
Underwriting, acquisition and insurance expenses	156,509	137,821	18,688	13.6%
Underwriting income (1)	162,914	141,130	21,784	15.4%
Net investment income	90,292	68,780	21,512	31.3%
Change in fair value of equity securities	31,659	21,212	10,447	NM
Net realized investment gains	673	6,745	(6,072)	NM
Change in allowance for credit losses on investments	(15)	486	(501)	NM
Interest expense	(5,095)	(4,986)	(109)	2.2%
Other income (expense), net	172	(1,700)	1,872	NM
Income before taxes	280,600	231,667	48,933	21.1%
Income tax expense	57,252	40,147	17,105	42.6%
Net income	$223,348	$191,520	$31,828	16.6%

Net operating earnings (2)	$197,817	$169,050	$28,767	17.0%

Loss ratio	58.5%	57.7%
Expense ratio	20.3%	20.9%
Combined ratio (3)	78.8%	78.6%

Annualized return on equity	27.9%	32.7%
Annualized operating return on equity (2)	24.7%	28.8%
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

Overview
Net income was $223.3 million for the six months ended June 30, 2025 compared to $191.5 million for the six months ended June 30, 2024, an increase of 16.6%. The increase in net income for the first six months of 2025 over the same period last year was primarily due to higher investment income and continued profitable growth.
Underwriting income was $162.9 million for the six months ended June 30, 2025 compared to $141.1 million for the six months ended June 30, 2024, an increase of 15.4%. The corresponding combined ratios were 78.8% for the six months ended June 30, 2025 compared to 78.6% for the six months ended June 30, 2024. The increase in underwriting income for the first six months of 2025 compared to the same period last year was primarily due to continued growth in the business and higher favorable development of loss reserves from prior accident years offset in part by higher catastrophe losses incurred.
Premiums
Gross written premiums were $1.0 billion for the six months ended June 30, 2025 compared to $978.4 million for the six months ended June 30, 2024, an increase of $61.4 million, or 6.3%. Gross written premiums in our Commercial Property Division, our largest division, decreased 17.5% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 15.5% due primarily to continued strong submission flow from brokers across most divisions. The average premium per policy written was $14,200 in the first six months of 2025 compared to $15,800 in the first six months of 2024. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $14,800 for the first six months of 2025 and $16,600 for the first six months of 2024. The decrease in average premium per policy for the first six months of 2025 over the same period last year was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Net written premiums increased by $59.1 million, or 7.6%, to $840.4 million for the six months ended June 30, 2025 from $781.3 million for the six months ended June 30, 2024. The increase in net written premiums for the first six months of 2025 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 80.8% for the six months ended June 30, 2025 compared to 79.9% for the same period last year. The increase in the net retention ratio was primarily due to an increase in our retention on our excess casualty reinsurance treaty effective with the June 2024 renewal and change in the mix of business.
Net earned premiums increased by $107.4 million, or 16.7%, to $749.4 million for the six months ended June 30, 2025 from $642.0 million for the six months ended June 30, 2024 due primarily to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$454,147	59.0%	$394,060	59.8%
Current year catastrophe losses	26,283	3.4%	3,998	0.6%
Effect of prior year development	(30,095)	(3.9)%	(17,947)	(2.7)%
Total	$450,335	58.5%	$380,111	57.7%
The loss ratio was 58.5% for the six months ended June 30, 2025 compared to 57.7% for the six months ended June 30, 2024. The increase in the loss ratio for the first six months of 2025 compared to the first six months of 2024 was due primarily to higher catastrophe losses incurred in the period primarily related to the Palisades Fire. This increase was offset in part by higher relative net favorable development of prior-year loss reserves and a lower current accident year loss ratio both of which were the result of lower-than-expected reported losses, particularly in our property lines of business.
During the six months ended June 30, 2025, prior accident years developed favorably by $30.1 million, of which $35.8 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.
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

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	75,407	9.8%	64,944	9.8%
Other underwriting expenses	81,102	10.5%	72,877	11.1%
Total	$156,509	20.3%	$137,821	20.9%
The expense ratio was 20.3% for the six months ended June 30, 2025 compared to 20.9% for the six months ended June 30, 2024. The decrease in the expense ratio was primarily due to routine variability in other underwriting expenses. Direct commissions paid as a percentage of gross written premiums was 14.8% and 14.7% for the six months ended June 30, 2025 and 2024, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$85,690	$66,696	$18,994
Dividends from equity securities	3,964	2,837	1,127
Cash equivalents and short-term investments	3,026	1,111	1,915
Real estate investment income	—	153	(153)
Gross investment income	92,680	70,797	21,883
Investment expenses	(2,388)	(2,017)	(371)
Net investment income	90,292	68,780	21,512
Change in fair value of equity securities	31,659	21,212	10,447
Net realized investment gains	673	6,745	(6,072)
Change in allowance for credit losses on investments	(15)	486	(501)
Net realized and unrealized investment gains	32,317	28,443	3,874
Total	$122,609	$97,223	$25,386
Net investment income increased by 31.3% to $90.3 million for the six months ended June 30, 2025 from $68.8 million for the six months ended June 30, 2024. The increase in the first six months of 2025 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% for both the six months ended June 30, 2025 and 2024.

During the first six months of 2025, the change in fair value of equity securities of $31.7 million primarily reflected unrealized gains arising during the period on our common stocks of $22.5 million, ETFs of $8.6 million and non-redeemable preferred stock of $0.5 million generally consistent with the broader U.S. stock market.
During the first six months of 2024, the change in fair value of equity securities of $21.2 million included changes in unrealized gains related to common stocks of $12.3 million and ETFs of $6.3 million and changes in unrealized gains related to non-redeemable preferred stock of $2.6 million. The change in the fair value of ETFs and common stocks during the first six months of 2024 primarily reflected higher valuations in the broader U.S. stock market and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
Net realized investment gains were $0.7 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively and were primarily related to sales of common stocks and ETFs due to opportunistic repositioning of our equity portfolio.
Income tax expense
Our effective tax rate was 20.4% for the six months ended June 30, 2025 compared to 17.3% for the six months ended June 30, 2024. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income. The effective tax rate was higher for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to a lower volume of stock option exercises.
Return on equity
Our annualized return on equity was 27.9% for the six months ended June 30, 2025 compared to 32.7% for the six months ended June 30, 2024. Our annualized operating return on equity was 24.7% for the six months ended June 30, 2025 compared to 28.8% for the six months ended June 30, 2024. The decrease in annualized operating return on equity for the six months ended June 30, 2025 compared to the prior period was due primarily to higher average stockholders' equity and higher net catastrophe losses primarily related to the Palisades Fire. Average stockholders' equity increased as a result of profitable growth and an increase in the fair value of our fixed income portfolio.
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
Share repurchase program
In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. At June 30, 2025, the Company had $70.0 million of capacity remaining under its share repurchase program.
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
Our cash flows for the six months ended June 30, 2025 and 2024 were:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$498,870	$489,293
Investing activities	(440,248)	(432,165)
Financing activities	(33,734)	(12,801)
Change in cash and cash equivalents	$24,888	$44,327
Net cash provided by operating activities was approximately $498.9 million for the six months ended June 30, 2025 compared to $489.3 million for the same period in 2024. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $440.2 million for the six months ended June 30, 2025 compared to $432.2 million for the six months ended June 30, 2024. Net cash used in investing activities during the first six months of 2025 included purchases of fixed-maturity securities of $939.5 million, which included primarily corporate bonds and asset- and mortgage-backed securities. During the first six months of 2025, we received proceeds of $282.7 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and, to a lesser extent, municipal securities and $359.0 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2025, purchases of equity securities of $94.9 million consisted of common stocks and ETFs. During the first six months of 2025, we received proceeds of $11.6 million from sales of common stocks.
Net cash used in investing activities of $432.2 million during the six months of 2024 included purchases of fixed-maturity securities of $759.8 million, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first six months of 2024, we received proceeds of $189.3 million from sales of fixed-maturity securities, largely corporate bonds, mortgage- and asset-backed securities, municipal securities, U.S. Treasuries and government agency bonds and $200.6 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended

June 30, 2024, purchases of equity securities of $84.2 million consisted of common stocks and ETFs. During the first six months of 2024, we received proceeds of $30.9 million primarily from sales of ETFs and common stocks.
During the first six months of 2025, cash used in financing activities reflected dividends paid of $0.34 per common share, or $7.9 million in aggregate, share repurchases of $20.0 million and payroll taxes withheld and remitted on restricted stock awards of $6.3 million, offset in part by proceeds received from our equity compensation plans of $0.5 million.
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
The following is a summary of our significant reinsurance programs as of June 30, 2025:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property (1)	Up to $10.0 million per occurrence	40% up to $443.0 million per catastrophe	60% of property losses
Property – catastrophe (2)	N/A	$250.0 million excess of $75.0 million	$75.0 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota share	$3.0 million per occurrence as described in note (4) below

(1)    Our property quota share reinsurance reduces the financial impact of property losses up to a loss recovery of $177.2 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $500.0 million. This coverage applies after the coverage provided by the commercial property quota share treaty.
(3)    This reinsurance is not applicable to any individual policy with a per-occurrence limit of $2.0 million or less.
(4)    For excess casualty policies with a per-occurrence limit higher than $3.0 million, the ceding percentage varies such that the retention is always $3.0 million or less. For example, for a $5.0 million limit excess policy, our retention would be 60%, whereas for a $10.0 million limit excess policy, our retention would be 30%. For policies for which we also write an underlying primary limit, the combined retention on the primary and excess policies would not exceed $3.0 million. This reinsurance is not applicable to any individual policy with a per-occurrence limit of $3.0 million or less.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2025, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of June 30, 2025, we recorded an allowance for credit losses of $1.0 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At June 30, 2025, total stockholders' equity and tangible stockholders' equity were $1.7 billion compared to total stockholders' equity and tangible stockholders' equity of $1.5 billion at December 31, 2024. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, an increase in the fair value of our fixed-maturity investments and net activity related to our share-based compensation plan offset in part by share repurchases and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At June 30, 2025, our cash and invested assets of $4.6 billion consisted of fixed-maturity securities, equity securities, short-term investments, cash and cash equivalents and real estate investments. At June 30, 2025, the majority of the investment portfolio was composed of fixed-maturity securities of $3.9 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2025, we also held $513.9 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $34.3 million of short-term investments, $138.1 million of cash and cash equivalents and $15.0 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.1 years and 3.0 years at June 30, 2025 and December 31, 2024, respectively, and an average rating of "AA-" at both June 30, 2025 and December 31, 2024.
At June 30, 2025 and December 31, 2024, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,839	$7,610	0.2%	$15,465	$15,048	0.4%
Obligations of states, municipalities and political subdivisions	158,963	137,580	3.5%	168,894	146,304	4.1%
Corporate and other securities	2,114,850	2,100,034	53.6%	2,037,372	1,989,490	56.3%
Asset-backed securities	777,402	783,907	20.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	607,220	563,791	14.4%	502,121	448,874	12.7%
Commercial mortgage-backed securities	325,597	325,156	8.3%	209,521	205,105	5.8%
Total fixed-maturity securities	$3,991,871	$3,918,078	100.0%	$3,663,031	$3,537,563	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2025 and December 31, 2024, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2025		December 31, 2024
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,293,859	33.0%	$1,034,025	29.2%
AA	644,483	16.4%	620,550	17.5%
A	1,168,777	29.8%	1,166,923	33.0%
BBB	746,078	19.1%	652,631	18.5%
Below BBB and unrated	64,881	1.7%	63,434	1.8%
Total	$3,918,078	100.0%	$3,537,563	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$293,096	$292,850	7.5%	$415,494	$415,674	11.8%
Due after one year through five years	1,193,332	1,198,056	30.6%	1,070,687	1,058,729	29.9%
Due after five years through ten years	575,575	573,679	14.6%	513,549	496,044	14.0%
Due after ten years	219,649	180,639	4.6%	222,001	180,395	5.1%
Asset-backed securities	777,402	783,907	20.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	607,220	563,791	14.4%	502,121	448,874	12.7%
Commercial mortgage-backed securities	325,597	325,156	8.3%	209,521	205,105	5.8%
Total fixed-maturity securities	$3,991,871	$3,918,078	100.0%	$3,663,031	$3,537,563	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.9 million and $3.7 million at June 30, 2025 and December 31, 2024, respectively.
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
Net income for the three and six months ended June 30, 2025 and 2024, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Net income	$134,121	$92,579	$223,348	$191,520
Income tax expense	34,168	23,221	57,252	40,147
Income before income taxes	168,289	115,800	280,600	231,667
Net investment income	(46,473)	(35,847)	(90,292)	(68,780)
Change in the fair value of equity securities	(28,621)	(3,159)	(31,659)	(21,212)
Net realized investment gains	(136)	(2,879)	(673)	(6,745)
Change in allowance for credit losses on investments	(5)	(476)	15	(486)
Interest expense	2,557	2,564	5,095	4,986
Other expenses (1)	12	796	672	2,759
Other income	(170)	(740)	(844)	(1,059)
Underwriting income	$95,453	$76,059	$162,914	$141,130
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
Net income for the three and six months ended June 30, 2025 and 2024, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Net income	$134,121	$92,579	$223,348	$191,520
Adjustments:
Change in the fair value of equity securities, before taxes	(28,621)	(3,159)	(31,659)	(21,212)
Income tax expense (1)	6,010	663	6,648	4,455
Change in the fair value of equity securities, after taxes	(22,611)	(2,496)	(25,011)	(16,757)

Net realized investment gains, before taxes	(136)	(2,879)	(673)	(6,745)
Income tax expense (1)	29	605	141	1,416
Net realized investment gains, after taxes	(107)	(2,274)	(532)	(5,329)

Change in allowance for credit losses on investments, before taxes	(5)	(476)	15	(486)
Income tax (benefit) expense (1)	1	100	(3)	102
Change in allowance for credit losses on investments, after taxes	(4)	(376)	12	(384)
Net operating earnings	$111,399	$87,433	$197,817	$169,050

Operating return on equity:
Average stockholders' equity (2)	$1,652,774	$1,214,086	$1,603,067	$1,172,018
Annualized return on equity (3)	32.5%	30.5%	27.9%	32.7%
Annualized operating return on equity (4)	27.0%	28.8%	24.7%	28.8%
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
Stockholders' equity at June 30, 2025 and December 31, 2024, reconciles to tangible stockholders' equity as follows:

($ in thousands)	June 30, 2025	December 31, 2024

Stockholders' equity	$1,722,573	$1,483,561
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,719,778	$1,480,766

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 1, 2024 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2025	April 30, 2025	23,309	$429.02	23,309	$70.0
May 1, 2025	May 31, 2025	—	$—	—	$70.0
June 1, 2025	June 30, 2025	—	$—	—	$70.0
	Total	23,309	$429.02	23,309	$70.0
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
The following table describes any contracts, instructions or written plans adopted for the sale or purchase of our securities by our non-employee directors and executive officers during the second quarter of 2025, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Michael P. Kehoe	Chief Executive Officer and Chairman of the Board	May 22, 2025	July 27, 2026	Sale of 27,576 options all of which expire on July 27, 2026
(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

During the second quarter of 2025, none of our non-employee directors or executive officers modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)
10.1+	Kinsale Capital Group, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.2+	Form of Restricted Share Award Agreement
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
+ Compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINSALE CAPITAL GROUP, INC.
Date: July 24, 2025	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: July 24, 2025	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer