Form 10-Q
period 2025-09-30
Kinsale Capital Group, Inc.
filed 2025-10-23
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 17, 2025: 23,263,426

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2025	2024
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,219,545, allowance for credit losses: $38 – 2025; $3,663,031 and $27 – 2024)	$4,171,238	$3,537,563
Equity securities, at fair value (cost: $431,110 – 2025; $313,722 – 2024)	571,123	398,359
Real estate investments, net	15,045	15,045
Short-term investments	10,932	3,714
Total investments	4,768,338	3,954,681
Cash and cash equivalents	170,162	113,213
Investment income due and accrued	30,619	27,366
Premiums and fees receivable, net of allowance for credit losses of $25,388 – 2025; $26,926 – 2024	124,061	140,027
Reinsurance recoverables, net of allowance for credit losses of $1,086 – 2025; $932 – 2024	391,164	337,891
Ceded unearned premiums	48,774	52,736
Deferred policy acquisition costs, net of ceding commissions	124,416	109,263
Intangible assets	3,538	3,538
Deferred income tax asset, net	36,735	60,215
Other assets	135,498	87,774
Total assets	$5,833,305	$4,886,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$2,765,187	$2,285,668
Unearned premiums	909,592	828,449
Payable to reinsurers	34,766	43,959
Accounts payable and accrued expenses	50,855	55,159
Debt	199,328	184,122
Other liabilities	8,360	5,786
Total liabilities	3,968,088	3,403,143

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,376,270 and 23,261,360 shares issued and outstanding at September 30, 2025; 23,294,783 and 23,272,157 shares issued and outstanding at December 31, 2024	234	233
Additional paid-in capital	368,963	361,398
Retained earnings	1,582,259	1,229,136
Accumulated other comprehensive loss	(36,240)	(97,206)
Treasury stock, at cost (114,910 shares – 2025, 22,626 – 2024)	(49,999)	(10,000)
Total stockholders’ equity	1,865,217	1,483,561
Total liabilities and stockholders’ equity	$5,833,305	$4,886,704
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Revenues:
Gross written premiums	$486,251	$448,646	$1,526,048	$1,427,060
Ceded written premiums	(81,191)	(98,709)	(280,583)	(295,833)
Net written premiums	405,060	349,937	1,245,465	1,131,227
Change in unearned premiums	5,897	(1,185)	(85,105)	(140,496)
Net earned premiums	410,957	348,752	1,160,360	990,731
Fee income	10,300	8,489	30,655	25,572
Net investment income	49,604	39,644	139,896	108,424
Change in the fair value of equity securities	23,717	20,659	55,376	41,871
Net realized investment gains (losses)	2,159	(8)	2,832	6,737
Change in allowance for credit losses on investments	4	4	(11)	490
Other income	764	518	1,608	1,577
Total revenues	497,505	418,058	1,390,716	1,175,402

Expenses:
Losses and loss adjustment expenses	227,162	200,240	677,497	580,351
Underwriting, acquisition and insurance expenses	88,423	70,139	244,932	207,960
Interest expense	2,569	2,589	7,664	7,575
Other expenses	473	692	1,145	3,451
Total expenses	318,627	273,660	931,238	799,337
Income before income taxes	178,878	144,398	459,478	376,065
Total income tax expense	37,232	30,169	94,484	70,316
Net income	141,646	114,229	364,994	305,749
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	20,131	63,464	60,966	47,866
Total comprehensive income	$161,777	$177,693	$425,960	$353,615

Earnings per share:
Basic	$6.12	$4.93	$15.75	$13.21
Diluted	$6.09	$4.90	$15.67	$13.10

Weighted-average shares outstanding:
Basic	23,159	23,175	23,168	23,150
Diluted	23,271	23,335	23,292	23,333

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	234	359,154	1,314,410	(70,824)	(19,999)	1,582,975
Issuance of common stock under stock-based compensation plan	14,884	—	244	—	—	—	244
Stock-based compensation expense	—	—	4,774	—	—	—	4,774
Restricted shares withheld for taxes	(69)	—	(34)	—	—	—	(34)
Dividends declared ($0.17 per share)	—	—	—	(3,960)	—	—	(3,960)
Other comprehensive income, net of tax	—	—	—	—	14,453	—	14,453
Net income	—	—	—	134,121	—	—	134,121
Treasury stock acquired – share repurchases	(23,309)	—	—	—	—	(10,000)	(10,000)
Balance at June 30, 2025	23,299,124	234	364,138	1,444,571	(56,371)	(29,999)	1,722,573
Issuance of common stock under stock-based compensation plan	7,863	—	127	—	—	—	127
Stock-based compensation expense	—	—	4,698	—	—	—	4,698
Dividends declared ($0.17 per share)	—	—	—	(3,958)	—	—	(3,958)
Other comprehensive income, net of tax	—	—	—	—	20,131	—	20,131
Net income	—	—	—	141,646	—	—	141,646
Treasury stock acquired – share repurchases	(45,627)	—	—	—	—	(20,000)	(20,000)
Balance at September 30, 2025	23,261,360	$234	$368,963	$1,582,259	$(36,240)	$(49,999)	$1,865,217

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except per share data)
Balance at December 31, 2023	23,181,919	$232	$352,970	$828,247	$(94,617)	$—	$1,086,832
Issuance of common stock under stock-based compensation plan	105,314	1	932	—	—	—	933
Stock-based compensation expense	—	—	3,524	—	—	—	3,524
Restricted shares withheld for taxes	(11,318)	—	(5,842)	—	—	—	(5,842)
Dividends declared ($0.15 per share)	—	—	—	(3,479)	—	—	(3,479)
Other comprehensive loss, net of tax	—	—	—	—	(9,940)	—	(9,940)
Net income	—	—	—	98,941	—	—	98,941
Balance at March 31, 2024	23,275,915	233	351,584	923,709	(104,557)	—	1,170,969
Issuance of common stock under stock-based compensation plan	13,249	—	219	—	—	—	219
Stock-based compensation expense	—	—	3,709	—	—	—	3,709
Restricted shares withheld for taxes	(2,916)	—	(1,123)	—	—	—	(1,123)
Dividends declared ($0.15 per share)	—	—	—	(3,492)	—	—	(3,492)
Other comprehensive loss, net of tax	—	—	—	—	(5,658)	—	(5,658)
Net income	—	—	—	92,579	—	—	92,579
Balance at June 30, 2024	23,286,248	233	354,389	1,012,796	(110,215)	—	1,257,203
Issuance of common stock under stock-based compensation plan	1,897	—	51	—	—	—	51
Stock-based compensation expense	—	—	3,495	—	—	—	3,495
Dividends declared ($0.15 per share)	—	—	—	(3,493)	—	—	(3,493)
Other comprehensive income, net of tax	—	—	—	—	63,464	—	63,464
Net income	—	—	—	114,229	—	—	114,229
Balance at September 30, 2024	23,288,145	$233	$357,935	$1,123,532	$(46,751)	$—	$1,434,949

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities:
Net cash provided by operating activities	$802,344	$763,324

Investing activities:
Purchase of property and equipment	(43,083)	(13,157)
Purchase of real estate investment	—	(312)
Change in short-term investments, net	(6,515)	5,730
Purchases – fixed-maturity securities	(1,768,360)	(1,265,072)
Purchases – equity securities	(131,419)	(115,099)
Sales – fixed-maturity securities	677,634	274,168
Sales – equity securities	14,585	34,230
Maturities and calls – fixed-maturity securities	554,307	317,412
Net cash used in investing activities	(702,851)	(762,100)

Financing activities:
Proceeds from borrowing under credit facility	15,000	—
Payroll taxes withheld and remitted on share-based payments	(6,282)	(6,965)
Proceeds from stock options exercised	606	1,203
Dividends paid	(11,869)	(10,465)
Treasury stock acquired – share repurchases	(39,999)	—
Net cash used in financing activities	(42,544)	(16,227)
Net change in cash and cash equivalents	56,949	(15,003)
Cash and cash equivalents at beginning of year	113,213	126,694
Cash and cash equivalents at end of period	$170,162	$111,691
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
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software
In September 2025, the FASB issued ASU 2023-07, "ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software," to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its financial statements.
2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,846	$13	$(176)	$—	$7,683
Obligations of states, municipalities and political subdivisions	150,200	132	(19,370)	(3)	130,959
Corporate and other securities	1,934,696	30,263	(30,052)	(35)	1,934,872
Asset-backed securities	700,855	8,031	(482)	—	708,404
Residential mortgage-backed securities	1,036,483	4,375	(42,169)	—	998,689
Commercial mortgage-backed securities	389,465	3,674	(2,508)	—	390,631
Total fixed-maturity securities	$4,219,545	$46,488	$(94,757)	$(38)	$4,171,238

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$—	$(417)	$—	$15,048
Obligations of states, municipalities and political subdivisions	168,894	46	(22,633)	(3)	146,304
Corporate and other securities	2,037,372	5,779	(53,638)	(23)	1,989,490
Asset-backed securities	729,658	4,606	(1,522)	—	732,742
Residential mortgage-backed securities	502,121	747	(53,994)	—	448,874
Commercial mortgage-backed securities	209,521	423	(4,838)	(1)	205,105
Total fixed-maturity securities	$3,663,031	$11,601	$(137,042)	$(27)	$3,537,563
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

At September 30, 2025, the Company's credit loss review resulted in an allowance for credit losses on three securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$42	$67	$27	$553
Increase to allowance from securities for which credit losses were not previously recorded	—	—	—	—
Reduction from securities sold during the period	—	—	(14)	(479)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(4)	(4)	25	(11)
Ending balance	$38	$63	$38	$63
The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of the U.S. government agencies	$295	$(1)	$6,812	$(175)	$7,107	$(176)
Obligations of states, municipalities and political subdivisions	4,186	(74)	115,920	(19,296)	120,106	(19,370)
Corporate and other securities	41,212	(196)	327,776	(29,856)	368,988	(30,052)
Asset-backed securities	36,620	(103)	10,578	(379)	47,198	(482)
Residential mortgage-backed securities	288,867	(1,511)	235,858	(40,658)	524,725	(42,169)
Commercial mortgage-backed securities	57,144	(54)	46,516	(2,454)	103,660	(2,508)
Total fixed-maturity securities	$428,324	$(1,939)	$743,460	$(92,818)	$1,171,784	$(94,757)

At September 30, 2025, the Company held 575 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $1.2 billion and gross unrealized losses of $94.8 million. Of these securities, 522 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2025, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2025, 80.7% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2025 are summarized, by contractual maturity, as follows:

	September 30, 2025
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$72,658	$72,117
Due after one year through five years	1,105,725	1,115,674
Due after five years through ten years	680,913	686,974
Due after ten years	233,446	198,749
Asset-backed securities	700,855	708,404
Residential mortgage-backed securities	1,036,483	998,689
Commercial mortgage-backed securities	389,465	390,631
Total fixed-maturity securities	$4,219,545	$4,171,238

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes and consisted of land with a carrying value of $15.0 million at September 30, 2025 and December 31, 2024. There was no accumulated depreciation on real estate investments at September 30, 2025 and December 31, 2024.
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest:
Taxable bonds	$46,697	$38,009	$131,676	$103,871
Tax exempt municipal bonds	346	391	1,057	1,225
Cash equivalents and short-term investments	1,774	615	4,800	1,726
Dividends on equity securities	2,019	1,494	5,983	4,331
Real estate investment income	—	—	—	153
Gross investment income	50,836	40,509	143,516	111,306
Investment expenses	(1,232)	(865)	(3,620)	(2,882)
Net investment income	$49,604	$39,644	$139,896	$108,424

There was no depreciation expense related to real estate investments for the three and nine months ended September 30, 2025 or 2024 as the Company sold the related assets during 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed-maturity securities:
Realized gains	$2,372	$114	$3,677	$1,055
Realized losses	(216)	(90)	(1,403)	(1,129)
Net realized gains (losses) from fixed-maturity securities	2,156	24	2,274	(74)

Equity securities:
Realized gains	—	—	2,465	7,271
Realized losses	—	(31)	(1,910)	(455)
Net realized gains (losses) from equity securities	—	(31)	555	6,816
Realized gains (losses) from the sales of short-term investments	3	(1)	3	—
Realized losses on sale of real estate investments	—	—	—	(5)
Net realized investment gains (losses)	$2,159	$(8)	$2,832	$6,737
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended September 30, 2025 and 2024, the change in net unrealized gains (losses) for fixed-maturity securities was $25.5 million and $80.3 million respectively. For the nine months ended September 30, 2025 and 2024, the change in net unrealized gains (losses) for fixed-maturity securities was $77.2 million and $60.6 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.9 million and $3.7 million on deposit with state regulatory authorities at September 30, 2025 and December 31, 2024, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $4.9 million at September 30, 2025. The Company did not have a payable for investments purchased at December 31, 2024, respectively. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,683	$—	$—	$7,683
Obligations of states, municipalities and political subdivisions	—	130,959	—	130,959
Corporate and other securities	—	1,934,872	—	1,934,872
Asset-backed securities	—	708,404	—	708,404
Residential mortgage-backed securities	—	998,689	—	998,689
Commercial mortgage-backed securities	—	390,631	—	390,631
Total fixed-maturity securities	7,683	4,163,555	—	4,171,238

Equity securities:
Exchange-traded funds	161,442	—	—	161,442
Non-redeemable preferred stock	—	24,022	—	24,022
Common stocks	385,659	—	—	385,659
Total equity securities	547,101	24,022	—	571,123
Short-term investments	10,932	—	—	10,932
Total	$565,716	$4,187,577	$—	$4,753,293

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	—	146,304	—	146,304
Corporate and other securities	—	1,989,490	—	1,989,490
Asset-backed securities	—	732,742	—	732,742
Residential mortgage-backed securities	—	448,874	—	448,874
Commercial mortgage-backed securities	—	205,105	—	205,105
Total fixed-maturity securities	15,048	3,522,515	—	3,537,563

Equity securities:
Exchange-traded funds	129,731	—	—	129,731
Non-redeemable preferred stock	—	26,433	—	26,433
Common stocks	242,195	—	—	242,195
Total equity securities	371,926	26,433	—	398,359
Short-term investments	3,714	—	—	3,714
Total	$390,688	$3,548,948	$—	$3,939,636
There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 or December 31, 2024.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $173.9 million and $168.6 million at September 30, 2025 and December 31, 2024, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at September 30, 2025 and December 31, 2024. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $11.5 million and $16.1 million at September 30, 2025 and December 31, 2024, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$26,906	$21,226	$26,926	$13,383
Current period change for estimated uncollectible premiums	2,341	2,596	7,242	12,938
Write-offs of uncollectible premiums receivable	(3,859)	(598)	(8,780)	(3,097)
Ending balance	$25,388	$23,224	$25,388	$23,224

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$124,070	$109,358	$109,263	$88,395
Policy acquisition costs deferred:
Direct commissions	71,844	65,773	225,292	209,146
Ceding commissions	(26,244)	(31,207)	(90,367)	(89,522)
Other underwriting and policy acquisition costs	3,979	3,765	12,089	10,418
Policy acquisition costs deferred	49,579	38,331	147,014	130,042
Amortization of net policy acquisition costs	(49,233)	(37,099)	(131,861)	(107,847)
Balance, end of period	$124,416	$110,590	$124,416	$110,590
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	3,068	3,068
Equipment	4,684	4,401
Software	25,414	20,203
Furniture and fixtures	6,395	3,200
Land improvements	474	474
Leasehold improvements	153	153
Construction in progress	62,179	26,530
Property and equipment	144,629	100,291
Accumulated depreciation	(21,424)	(17,367)
Total property and equipment, net	$123,205	$82,924
Construction in progress includes capitalized expenses related to the development of the new corporate headquarters. Construction is expected to be completed in the fourth quarter of 2025.

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$73,496	$66,039	$212,428	$187,169
Ceding commissions	(28,221)	(32,297)	(91,746)	(88,483)
Other underwriting expenses	43,148	36,397	124,250	109,274
Total	$88,423	$70,139	$244,932	$207,960
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $33.3 million and $27.6 million for the three months ended September 30, 2025 and 2024, respectively and $95.0 million and $78.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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
No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. There were no shares granted under the 2025 Incentive Plan during the nine months ended September 30, 2025.
The total compensation cost that has been charged against income for share-based compensation arrangements was $13.2 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2025, the Company granted restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company's shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity for the nine months ended September 30, 2025 is as follows:

	Nine Months Ended September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	110,123	$366.73
Granted	59,963	$433.62
Vested	(43,685)	$322.04
Forfeited	(1,804)	$368.69
Non-vested outstanding at the end of the period	124,597	$414.56
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2025, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 14,536.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the nine months ended September 30, 2025 and 2024 was $433.62 and $502.43, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2025 and 2024 was $19.0 million and $19.8 million, respectively. As of September 30, 2025, the Company had $40.4 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.5 years.
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
A summary of option activity as of September 30, 2025, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	118,468	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(37,864)	16.00
Outstanding at September 30, 2025	80,604	$16.00	0.8	$32,988
Exercisable at September 30, 2025	80,604	$16.00	0.8	$32,988
The total intrinsic value of options exercised was $16.8 million and $34.4 million during the nine months ended September 30, 2025 and 2024, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income	$141,646	$114,229	$364,994	$305,749

Weighted average common shares outstanding – basic	23,159	23,175	23,168	23,150
Effect of potential dilutive securities:
Conversion of stock options	82	123	94	141
Conversion of restricted stock	30	37	30	42
Weighted average common shares outstanding – diluted	23,271	23,335	23,292	23,333

Earnings per common share:
Basic	$6.12	$4.93	$15.75	$13.21
Diluted	$6.09	$4.90	$15.67	$13.10
There were zero and 43,000 anti-dilutive stock awards for the three months ended September 30, 2025 and 2024, respectively. There were 56,000 and 44,000 anti-dilutive stock awards for the nine months ended September 30, 2025 and 2024, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 20.6% and 18.7% for the nine months ended September 30, 2025 and 2024, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments. The effective tax rate was higher for the nine months ended September 30, 2025 due primarily to a lower volume of stock options exercised compared to the same period in 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The tax provisions in the OBBBA did not have a material impact on the Company's consolidated financial statements.

11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2025	2024
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,285,668	$1,692,875
Less: reinsurance recoverable on unpaid losses	323,060	241,357
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,962,608	1,451,518
Incurred losses and loss adjustment expenses:
Current year	723,350	608,423
Prior years	(45,853)	(28,072)
Total net losses and loss adjustment expenses incurred	677,497	580,351

Payments:
Current year	43,393	24,207
Prior years	211,855	156,992
Total payments	255,248	181,199
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,384,857	1,850,670
Reinsurance recoverable on unpaid losses	380,330	310,093
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$2,765,187	$2,160,763
During the nine months ended September 30, 2025, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2024 developed favorably by $45.9 million, of which $53.8 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the property lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures. Current accident year incurred losses and loss adjustment expenses for the nine months ended September 30, 2025 included $27.5 million of net catastrophe losses primarily related to the Palisades Fire.
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
12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Premiums written:
Direct	$486,251	$448,646	$1,526,048	$1,427,060
Ceded	(81,191)	(98,709)	(280,583)	(295,833)
Net written	$405,060	$349,937	$1,245,465	$1,131,227

Premiums earned:
Direct	$497,795	$450,583	$1,444,905	$1,283,710
Ceded	(86,838)	(101,831)	(284,545)	(292,979)
Net earned	$410,957	$348,752	$1,160,360	$990,731
The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$18,568	$22,698	$106,727	$92,903
The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables on paid losses	$10,834	$14,831
Reinsurance recoverables on unpaid losses, net	380,330	323,060
Reinsurance recoverables, net	$391,164	$337,891

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
Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement provides the Company with a $100.0 million senior unsecured revolving credit facility (the "Credit Facility"), with the option to increase the aggregate commitment by $30.0 million. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). In September 2025, the Company drew down $15.0 million from the Credit Facility at an interest rate of 5.78% to fund the construction of its new corporate headquarters.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the nine months ended September 30, 2025, the annual weighted-average interest rate of borrowings under the Credit Facility was 6.04%.

The following table presents the Company's outstanding debt as of September 30, 2025 and December 31, 2024:

	Issuance	Maturity	September 30, 2025	December 31, 2024
			(in thousands)
Credit Facility	Various	7/22/2027	$26,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,672)	(1,878)
Total debt			$199,328	$184,122
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2025, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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

14.     Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains on fixed-maturity securities arising during the period, before income taxes	$27,170	$80,292	$78,884	$60,816
Income tax expense	(5,706)	(16,861)	(16,566)	(12,771)
Unrealized gains arising during the period, net of income taxes	21,464	63,431	62,318	48,045
Less reclassification adjustment:
Net realized gains (losses) on fixed-maturity securities, before income taxes	1,684	(46)	1,723	(264)
Income tax (expense) benefit	(354)	10	(362)	56
Reclassification adjustment included in net income	1,330	(36)	1,361	(208)
Change in allowance for credit losses on investments, before income taxes	4	4	(11)	490
Income tax benefit (expense)	(1)	(1)	2	(103)
Reclassification adjustment included in net income	3	3	(9)	387
Other comprehensive income	$20,131	$63,464	$60,966	$47,866
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Net earned premiums	$410,957	$348,752	$1,160,360	$990,731
Fee income	10,300	8,489	30,655	25,572
Net investment income	49,604	39,644	139,896	108,424
Change in fair value of equity securities	23,717	20,659	55,376	41,871
Net realized investment gains (losses)	2,159	(8)	2,832	6,737
Change in allowance for credit losses on investments	4	4	(11)	490
Other income (1)	764	518	1,608	1,577
Total revenues	497,505	418,058	1,390,716	1,175,402
Expenses:
Losses and loss adjustment expenses – current year	241,704	196,750	695,851	590,810
Losses and loss adjustment expenses – catastrophes	1,216	13,615	27,499	17,613
Losses and loss adjustment expenses – prior year development	(15,758)	(10,125)	(45,853)	(28,072)
Net commissions incurred	45,275	33,742	120,682	98,686
Salaries, employee benefits and bonus expense	33,350	27,585	95,046	78,274
Credit loss expense – premiums receivable	2,341	2,596	7,242	12,938
Depreciation (2)	1,080	1,123	3,309	2,986
Interest expense	2,569	2,589	7,664	7,575
Other segment items (3)	6,850	5,785	19,798	18,527
Income tax expense	37,232	30,169	94,484	70,316
Segment net income	141,646	114,229	364,994	305,749
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$141,646	$114,229	$364,994	$305,749
(1) Other income primarily includes income generated from the Company's real estate operations.
(2) Excludes depreciation expense allocated to loss adjustment expenses and investment expenses.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 and in our Annual Report on Form 10-K for the year ended December 31, 2024. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2025, the percentage breakdown of our gross written premiums was 70.1% casualty and 29.9% property. Our commercial underwriting divisions include Commercial Property, Excess Casualty, Small Business Casualty, General Casualty, Construction, Small Business Property, Allied Health, Entertainment, Products Liability, Commercial Auto, Energy, Excess Professional, Life Sciences, Professional Liability, Inland Marine, Environmental, Health Care, Public Entity, Management Liability, Agribusiness Casualty, Aviation, Agribusiness Property, Ocean Marine, Product Recall and Railroad. We also write homeowners' coverage in the personal lines market, which in aggregate represented 3.0% of our gross written premiums in the first nine months of 2025.
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

Results of Operations
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$486,251	$448,646	$37,605	8.4%
Ceded written premiums	(81,191)	(98,709)	17,518	(17.7)%
Net written premiums	$405,060	$349,937	$55,123	15.8%

Net earned premiums	$410,957	$348,752	$62,205	17.8%
Fee income	10,300	8,489	1,811	21.3%
Losses and loss adjustment expenses	227,162	200,240	26,922	13.4%
Underwriting, acquisition and insurance expenses	88,423	70,139	18,284	26.1%
Underwriting income (1)	105,672	86,862	18,810	21.7%
Net investment income	49,604	39,644	9,960	25.1%
Change in the fair value of equity securities	23,717	20,659	3,058	NM
Net realized investment gains (losses)	2,159	(8)	2,167	NM
Change in allowance for credit losses on investments	4	4	—	NM
Interest expense	(2,569)	(2,589)	20	(0.8)%
Other income (expense), net	291	(174)	465	NM
Income before taxes	178,878	144,398	34,480	23.9%
Income tax expense	37,232	30,169	7,063	23.4%
Net income	$141,646	$114,229	$27,417	24.0%

Net operating earnings (2)	$121,201	$97,911	$23,290	23.8%

Loss ratio	53.9%	56.1%
Expense ratio	21.0%	19.6%
Combined ratio (3)	74.9%	75.7%

Annualized return on equity	31.6%	33.9%
Annualized operating return on equity (2)	27.0%	29.1%
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
Net income was $141.6 million for the three months ended September 30, 2025 compared to $114.2 million for the three months ended September 30, 2024, an increase of 24.0%. The increase in net income for the third quarter of 2025 from the same period last year was primarily due to continued profitable growth, higher investment income and higher returns on equity investments.
Underwriting income was $105.7 million for the three months ended September 30, 2025 compared to $86.9 million for the three months ended September 30, 2024, an increase of 21.7%. The corresponding combined ratios were 74.9% for the three months ended September 30, 2025 compared to 75.7% for the three months ended September 30, 2024. The increase in underwriting income in the third quarter of 2025 compared to the third quarter of 2024 was primarily due to a combination of growth in the business, lower catastrophe losses and higher favorable development of loss reserves from prior accident years.
Premiums
Gross written premiums were $486.3 million for the three months ended September 30, 2025 compared to $448.6 million for the three months ended September 30, 2024, an increase of $37.6 million, or 8.4%. Gross written premiums in our Commercial Property Division, our largest division, decreased 7.9% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 12.3% due primarily to continued strong submission flow from brokers across most divisions. The average premium per policy written was approximately $12,900 in the third quarter of 2025 compared to approximately $14,500 in the third quarter of 2024. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $13,500 in the third quarter of 2025 compared to $15,300 in the third quarter of 2024. The decrease in average premium per policy for the third quarter of 2025 over the same period last year was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Net written premiums increased by $55.1 million, or 15.8%, to $405.1 million for the three months ended September 30, 2025 from $349.9 million for the three months ended September 30, 2024. The increase in net written premiums for the third quarter of 2025 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 83.3% for the three months ended September 30, 2025 compared to 78.0% for the three months ended September 30, 2024. The increase in the net retention ratio is primarily attributable to an increase in retention on our reinsurance treaties and change in the mix of business.
Net earned premiums increased by $62.2 million, or 17.8%, to $411.0 million for the three months ended September 30, 2025 from $348.8 million for the three months ended September 30, 2024 and was primarily related to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$241,704	57.3%	$196,750	55.1%
Current year catastrophe losses	1,216	0.3%	13,615	3.8%
Effect of prior year development	(15,758)	(3.7)%	(10,125)	(2.8)%
Total	$227,162	53.9%	$200,240	56.1%

The loss ratio was 53.9% for the three months ended September 30, 2025 compared to 56.1% for the three months ended September 30, 2024. The decrease in the loss ratio in the third quarter of 2025 compared to the third quarter of 2024 was due primarily to lower catastrophe losses incurred and higher relative net favorable development of loss reserves from prior accident years, particularly in our property lines of business.
During the three months ended September 30, 2025, prior accident years developed favorably by $15.8 million, of which $18.0 million was attributable to the 2021 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.
During the three months ended September 30, 2024, prior accident years developed favorably by $10.1 million, of which $14.9 million was attributable to the 2021 through 2023 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 through 2019 accident years due to construction defect claims that are more exposed to inflation. Incurred losses and loss adjustment expenses for the three months ended September 30, 2024 included $13.6 million of net catastrophe losses primarily related to Hurricanes Helene, Francine and Beryl and tornadoes in the Midwest.

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	45,275	10.8%	33,742	9.4%
Other underwriting expenses	43,148	10.2%	36,397	10.2%
Underwriting, acquisition and insurance expenses	$88,423	21.0%	$70,139	19.6%
The expense ratio was 21.0% for the three months ended September 30, 2025 compared to 19.6% for the three months ended September 30, 2024. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties effective with the June 2025 renewal. Direct commissions paid as a percent of gross written premiums was 14.8% and 14.7% for the three months ended September 30, 2025 and 2024, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$47,043	$38,400	$8,643
Dividends from equity securities	2,019	1,494	525
Cash equivalents and short-term investments	1,774	615	1,159
Gross investment income	50,836	40,509	10,327
Investment expenses	(1,232)	(865)	(367)
Net investment income	49,604	39,644	9,960
Change in the fair value of equity securities	23,717	20,659	3,058
Net realized investment gains (losses)	2,159	(8)	2,167
Change in allowance for credit losses on investments	4	4	—
Net realized and unrealized investment gains	25,880	20,655	5,225
Total	$75,484	$60,299	$15,185
Net investment income increased by 25.1% to $49.6 million for the three months ended September 30, 2025 from $39.6 million for the three months ended September 30, 2024. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% for both the three months ended September 30, 2025 and 2024.

During the third quarter of 2025, the change in fair value of equity securities primarily reflected unrealized gains arising during the period on our exchange-traded funds ("ETFs") of $11.8 million, common stocks of $11.8 million and non-redeemable preferred stock of $0.1 million generally consistent with the broader U.S. stock market.
During the third quarter of 2024, the change in fair value of equity securities included changes in unrealized gains related to common stocks of $13.1 million and ETFs of $6.9 million and unrealized gains related to non-redeemable preferred stock of $0.7 million. The change in the fair value of common stocks and ETFs during the third quarter of 2024 primarily reflected changes in the broader U.S. stock market.
Income tax expense
Our effective tax rate was 20.8% for the three months ended September 30, 2025 compared to 20.9% for the three months ended September 30, 2024. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$1,526,048	$1,427,060	$98,988	6.9%
Ceded written premiums	(280,583)	(295,833)	15,250	(5.2)%
Net written premiums	$1,245,465	$1,131,227	$114,238	10.1%

Net earned premiums	$1,160,360	$990,731	$169,629	17.1%
Fee income	30,655	25,572	5,083	19.9%
Losses and loss adjustment expenses	677,497	580,351	97,146	16.7%
Underwriting, acquisition and insurance expenses	244,932	207,960	36,972	17.8%
Underwriting income (1)	268,586	227,992	40,594	17.8%
Net investment income	139,896	108,424	31,472	29.0%
Change in fair value of equity securities	55,376	41,871	13,505	NM
Net realized investment gains	2,832	6,737	(3,905)	NM
Change in allowance for credit losses on investments	(11)	490	(501)	NM
Interest expense	(7,664)	(7,575)	(89)	1.2%
Other income (expense), net	463	(1,874)	2,337	NM
Income before taxes	459,478	376,065	83,413	22.2%
Income tax expense	94,484	70,316	24,168	34.4%
Net income	$364,994	$305,749	$59,245	19.4%

Net operating earnings (2)	$319,019	$266,962	$52,057	19.5%

Loss ratio	56.9%	57.1%
Expense ratio	20.6%	20.5%
Combined ratio (3)	77.5%	77.6%

Annualized return on equity	29.1%	32.3%
Annualized operating return on equity (2)	25.4%	28.2%
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

Overview
Net income was $365.0 million for the nine months ended September 30, 2025 compared to $305.7 million for the nine months ended September 30, 2024, an increase of 19.4%. The increase in net income for the first nine months of 2025 over the same period last year was primarily due to continued profitable growth, higher investment income and higher returns on equity investments.
Underwriting income was $268.6 million for the nine months ended September 30, 2025 compared to $228.0 million for the nine months ended September 30, 2024, an increase of 17.8%. The corresponding combined ratios were 77.5% for the nine months ended September 30, 2025 compared to 77.6% for the nine months ended September 30, 2024. The increase in underwriting income for the first nine months of 2025 compared to the same period last year was primarily due to continued growth in the business and higher favorable development of loss reserves from prior accident years offset in part by higher catastrophe losses incurred.
Premiums
Gross written premiums were $1.5 billion for the nine months ended September 30, 2025 compared to $1.4 billion for the nine months ended September 30, 2024, an increase of $99.0 million, or 6.9%. Gross written premiums in our Commercial Property Division, our largest division, decreased 15.2% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 14.4% due primarily to continued strong submission flow from brokers across most divisions. The average premium per policy written was $13,800 in the first nine months of 2025 compared to $15,400 in the first nine months of 2024. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $14,400 for the first nine months of 2025 and $16,200 for the first nine months of 2024. The decrease in average premium per policy for the first nine months of 2025 over the same period last year was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Net written premiums increased by $114.2 million, or 10.1%, to $1.2 billion for the nine months ended September 30, 2025 from $1.1 billion for the nine months ended September 30, 2024. The increase in net written premiums for the first nine months of September 30, 2025 compared to the same period last year was primarily due to higher gross written premiums. The net retention ratio was 81.6% for the nine months ended September 30, 2025 compared to 79.3% for the same period last year. The increase in the net retention ratio was primarily due to an increase in the retention on our reinsurance treaties and change in the mix of business.
Net earned premiums increased by $169.6 million, or 17.1%, to $1.2 billion for the nine months ended September 30, 2025 from $990.7 million for the nine months ended September 30, 2024 due primarily to growth in gross written premiums.

Loss ratio
The following table summarizes the loss ratios for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$695,851	58.4%	$590,810	58.1%
Current year catastrophe losses	27,499	2.3%	17,613	1.7%
Effect of prior year development	(45,853)	(3.8)%	(28,072)	(2.7)%
Total	$677,497	56.9%	$580,351	57.1%
The loss ratio was 56.9% for the nine months ended September 30, 2025 compared to 57.1% for the nine months ended September 30, 2024. The decrease in the loss ratio for the first nine months of 2025 compared to the first nine months of 2024 was due primarily to higher relative net favorable development of prior-year loss reserves, particularly in our property lines of business, offset in part by higher catastrophe losses incurred in the period, primarily related to the Palisades Fire.
During the nine months ended September 30, 2025, prior accident years developed favorably by $45.9 million, of which $53.8 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.
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

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	120,682	10.1%	98,686	9.7%
Other underwriting expenses	124,250	10.5%	109,274	10.8%
Total	$244,932	20.6%	$207,960	20.5%
The expense ratio was 20.6% for the nine months ended September 30, 2025 compared to 20.5% for the nine months ended September 30, 2024. The increase in the expense ratio was primarily due to lower ceding commissions due to increased retention on our reinsurance treaties offset in part by routine variability in other underwriting expenses. Direct commissions paid as a percentage of gross written premiums was 14.8% and 14.7% for the nine months ended September 30, 2025 and 2024, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$132,733	$105,096	$27,637
Dividends from equity securities	5,983	4,331	1,652
Cash equivalents and short-term investments	4,800	1,726	3,074
Real estate investment income	—	153	(153)
Gross investment income	143,516	111,306	32,210
Investment expenses	(3,620)	(2,882)	(738)
Net investment income	139,896	108,424	31,472
Change in fair value of equity securities	55,376	41,871	13,505
Net realized investment gains	2,832	6,737	(3,905)
Change in allowance for credit losses on investments	(11)	490	(501)
Net realized and unrealized investment gains	58,197	49,098	9,099
Total	$198,093	$157,522	$40,571
Net investment income increased by 29.0% to $139.9 million for the nine months ended September 30, 2025 from $108.4 million for the nine months ended September 30, 2024. The increase in the first nine months of 2025 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.3% for both the nine months ended September 30, 2025 and 2024.

During the first nine months of 2025, the change in fair value of equity securities of $55.4 million primarily reflected unrealized gains arising during the period on our common stocks of $34.3 million, ETFs of $20.5 million and non-redeemable preferred stock of $0.6 million generally consistent with the broader U.S. stock market.
During the first nine months of 2024, the change in fair value of equity securities of $41.9 million included changes in unrealized gains related to common stocks of $25.4 million and ETFs of $13.2 million and changes in unrealized gains related to non-redeemable preferred stock of $3.3 million. The change in the fair value of ETFs and common stocks during the first nine months of 2024 primarily reflected higher valuations in the broader U.S. stock market and the change in fair value of preferred stock relates primarily to the disposition of certain preferred stock securities in a loss position.
Net realized investment gains were $2.8 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively. The prior year period reflected higher gains primarily from sales of common stocks and ETFs due to opportunistic repositioning of our equity portfolio.
Income tax expense
Our effective tax rate was 20.6% for the nine months ended September 30, 2025 compared to 18.7% for the nine months ended September 30, 2024. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income. The effective tax rate was higher for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to a lower volume of stock option exercises.
Return on equity
Our annualized return on equity was 29.1% for the nine months ended September 30, 2025 compared to 32.3% for the nine months ended September 30, 2024. Our annualized operating return on equity was 25.4% for the nine months ended September 30, 2025 compared to 28.2% for the nine months ended September 30, 2024. The decrease in annualized operating return on equity for the nine months ended September 30, 2025 compared to the prior period was due primarily to higher average stockholders' equity. Average stockholders' equity increased primarily as a result of profitable growth and an increase in the fair value of our fixed income and equity securities offset in part by share repurchases.
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

Shelf registration
In August 2025, we filed a universal shelf registration statement with the SEC that expires in 2028. We can use this shelf registration to issue an unspecified amount of common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Share repurchase program
In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. At September 30, 2025, the Company had $50.0 million of capacity remaining under its share repurchase program.
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
Our cash flows for the nine months ended September 30, 2025 and 2024 were:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$802,344	$763,324
Investing activities	(702,851)	(762,100)
Financing activities	(42,544)	(16,227)
Change in cash and cash equivalents	$56,949	$(15,003)
Net cash provided by operating activities was approximately $802.3 million for the nine months ended September 30, 2025 compared to $763.3 million for the same period in 2024. This increase was largely driven by higher premium volume and the timing of claim payments and reinsurance recoveries.
Net cash used in investing activities was $702.9 million for the nine months ended September 30, 2025 compared to $762.1 million for the nine months ended September 30, 2024. Net cash used in investing activities during the first nine months of 2025 included purchases of fixed-maturity securities of $1.8 billion, which included primarily asset- and mortgage-backed securities and corporate bonds. During the first nine months of 2025, we received proceeds of $677.6 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and, to a lesser extent, municipal securities and $554.3 million primarily from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2025, purchases of equity securities of $131.4 million consisted of common stocks and ETFs. During the first nine months of 2025, we received proceeds of $14.6 million primarily from sales of common stocks. In addition, net purchases of short-term investments of $6.5 million consisted of U.S. Treasuries.
Net cash used in investing activities of $762.1 million during the nine months of 2024 included purchases of fixed-maturity securities of $1.3 billion, which included primarily corporate bonds, asset- and mortgage-backed securities, and to a lesser extent, U.S. Treasuries and municipal securities. During the first nine months of 2024, we received proceeds of $274.2 million from sales of fixed-maturity securities, largely corporate bonds, mortgage- and asset-backed securities, municipal securities, U.S. Treasuries and government agency bonds and $317.4 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2024, purchases of equity securities of $115.1 million consisted of common stocks and ETFs. During the first nine months of 2024, we received proceeds of $34.2 million primarily from sales of ETFs and common stocks.
During the first nine months of 2025, cash used in financing activities reflected dividends paid of $0.51 per common share, or $11.9 million in aggregate, share repurchases of $40.0 million and payroll taxes withheld and remitted on restricted stock awards of $6.3 million, offset in part by proceeds received from our equity compensation plans of $0.6 million. In addition, in September 2025, we drew down $15.0 million from the Credit Facility to fund the construction of our new corporate headquarters.
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
The following is a summary of our significant reinsurance programs as of September 30, 2025:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2025, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of September 30, 2025, we recorded an allowance for credit losses of $1.1 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
At September 30, 2025, total stockholders' equity and tangible stockholders' equity were $1.9 billion compared to total stockholders' equity and tangible stockholders' equity of $1.5 billion at December 31, 2024. The increases in both total and tangible stockholders' equity over the prior year-end balances were due to profits generated during the period, an increase in the fair value of our fixed-maturity investments and net activity related to our share-based compensation plan offset in part by share repurchases and payment of dividends. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2025, our cash and invested assets of $4.9 billion consisted of fixed-maturity securities, equity securities, short-term investments, cash and cash equivalents and real estate investments. At September 30, 2025, the majority of the investment portfolio was composed of fixed-maturity securities of $4.2 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2025, we also held $571.1 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $10.9 million of short-term investments, $170.2 million of cash and cash equivalents and $15.0 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 3.6 years and 3.0 years at September 30, 2025 and December 31, 2024, respectively, and an average rating of "AA-" at both September 30, 2025 and December 31, 2024.
At September 30, 2025 and December 31, 2024, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,846	$7,683	0.2%	$15,465	$15,048	0.4%
Obligations of states, municipalities and political subdivisions	150,200	130,959	3.1%	168,894	146,304	4.1%
Corporate and other securities	1,934,696	1,934,872	46.4%	2,037,372	1,989,490	56.3%
Asset-backed securities	700,855	708,404	17.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	1,036,483	998,689	23.9%	502,121	448,874	12.7%
Commercial mortgage-backed securities	389,465	390,631	9.4%	209,521	205,105	5.8%
Total fixed-maturity securities	$4,219,545	$4,171,238	100.0%	$3,663,031	$3,537,563	100.0%

The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2025 and December 31, 2024, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2025		December 31, 2024
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,273,160	30.5%	$1,034,025	29.2%
AA	1,068,581	25.6%	620,550	17.5%
A	1,026,204	24.6%	1,166,923	33.0%
BBB	743,471	17.8%	652,631	18.5%
Below BBB and unrated	59,822	1.5%	63,434	1.8%
Total	$4,171,238	100.0%	$3,537,563	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$72,658	$72,117	1.7%	$415,494	$415,674	11.8%
Due after one year through five years	1,105,725	1,115,674	26.7%	1,070,687	1,058,729	29.9%
Due after five years through ten years	680,913	686,974	16.5%	513,549	496,044	14.0%
Due after ten years	233,446	198,749	4.8%	222,001	180,395	5.1%
Asset-backed securities	700,855	708,404	17.0%	729,658	732,742	20.7%
Residential mortgage-backed securities	1,036,483	998,689	23.9%	502,121	448,874	12.7%
Commercial mortgage-backed securities	389,465	390,631	9.4%	209,521	205,105	5.8%
Total fixed-maturity securities	$4,219,545	$4,171,238	100.0%	$3,663,031	$3,537,563	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.9 million and $3.7 million at September 30, 2025 and December 31, 2024, respectively.
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
Net income for the three and nine months ended September 30, 2025 and 2024, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Net income	$141,646	$114,229	$364,994	$305,749
Income tax expense	37,232	30,169	94,484	70,316
Income before income taxes	178,878	144,398	459,478	376,065
Net investment income	(49,604)	(39,644)	(139,896)	(108,424)
Change in the fair value of equity securities	(23,717)	(20,659)	(55,376)	(41,871)
Net realized investment (gains) losses	(2,159)	8	(2,832)	(6,737)
Change in allowance for credit losses on investments	(4)	(4)	11	(490)
Interest expense	2,569	2,589	7,664	7,575
Other expenses (1)	473	692	1,145	3,451
Other income	(764)	(518)	(1,608)	(1,577)
Underwriting income	$105,672	$86,862	$268,586	$227,992
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
Net income for the three and nine months ended September 30, 2025 and 2024, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Net income	$141,646	$114,229	$364,994	$305,749
Adjustments:
Change in the fair value of equity securities, before taxes	(23,717)	(20,659)	(55,376)	(41,871)
Income tax expense (1)	4,981	4,338	11,629	8,793
Change in the fair value of equity securities, after taxes	(18,736)	(16,321)	(43,747)	(33,078)

Net realized investment (gains) losses, before taxes	(2,159)	8	(2,832)	(6,737)
Income tax expense (benefit) (1)	453	(2)	595	1,415
Net realized investment (gains) losses, after taxes	(1,706)	6	(2,237)	(5,322)

Change in allowance for credit losses on investments, before taxes	(4)	(4)	11	(490)
Income tax (benefit) expense (1)	1	1	(2)	103
Change in allowance for credit losses on investments, after taxes	(3)	(3)	9	(387)
Net operating earnings	$121,201	$97,911	$319,019	$266,962

Operating return on equity:
Average stockholders' equity (2)	$1,793,895	$1,346,076	$1,674,389	$1,260,891
Annualized return on equity (3)	31.6%	33.9%	29.1%	32.3%
Annualized operating return on equity (4)	27.0%	29.1%	25.4%	28.2%
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
Stockholders' equity at September 30, 2025 and December 31, 2024, reconciles to tangible stockholders' equity as follows:

($ in thousands)	September 30, 2025	December 31, 2024

Stockholders' equity	$1,865,217	$1,483,561
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,862,422	$1,480,766

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2025	July 31, 2025	—	$—	—	$70.0
August 1, 2025	August 31, 2025	22,497	$444.50	22,497	$60.0
September 1, 2025	September 30, 2025	23,130	$432.33	23,130	$50.0
	Total	45,627	$438.33	45,627	$50.0
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
During the third quarter of 2025, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

KINSALE CAPITAL GROUP, INC.
Date: October 23, 2025	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman and Chief Executive Officer

Date: October 23, 2025	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer