Form 10-K
period 2025-12-31
Kinsale Capital Group, Inc.
filed 2026-02-20
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-37848

KINSALE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0664337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2025 Staples Mill Road
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of June 30, 2025 was approximately $9,978,331,145.
The number of the registrant’s common shares outstanding was 23,153,066 as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
We have significantly grown our business and have generated strong returns. During 2025, our gross written premiums increased by 5.7%, to $2.0 billion for the year ended December 31, 2025. Our return on equity and combined ratios were 29.3% and 75.9%, respectively, for the year ended December 31, 2025. Our operating return on equity, a non-GAAP financial measure, was 26.4% for the year ended December 31, 2025. We believe that we are well positioned to continue to capitalize on attractive opportunities in our target market and to prudently grow our business. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Financial Measures" for a reconciliation of net income to net operating earnings and calculations using net operating earnings (e.g., operating return on equity).
The following table compares stockholder returns of Kinsale to those of the S&P 500.

Kinsale's Performance vs. the S&P 500

	Annual Percentage Change (1)
Year	Kinsale (2)	S&P 500
2016	113.5	4.2
2017	33.2	21.8
2018	24.1	(4.4)
2019	83.7	31.5
2020	97.3	18.4
2021	19.2	28.7
2022	10.2	(18.1)
2023	28.3	26.3
2024	39.1	25.0
2025	(15.8)%	17.9%
Compounded Annual Gain ─ 2016-2025	40.8%	14.9%
Overall Gain ─ 2016-2025	2,421.4%	270.5%
(1) Data for 2016 begins with Kinsale's initial public offering date of July 28, 2016 and assumes reinvestment of dividends.
(2) Returns are calculated from the initial public offering price of $16.00 per share.

Our Products
We write a broad array of insurance coverages for risks that are unusual or hard to place in the standard insurance market. Typical E&S risks include newly established companies or industries, high-risk operations, insureds in litigious venues or companies with poor loss histories. We target classes of business where our underwriters have extensive experience allowing us to compete effectively and earn attractive returns. Our underwriters specialize in individual lines of business which allows them to develop in-depth knowledge and experience of the risks they underwrite. Our core client focus is small- to medium-sized accounts, which we believe are subject to less competition and have better pricing. The average premium per policy written by us in 2025 was $13,400. Excluding our personal insurance division, which has a relatively low premium per policy written, the average premium per policy written was $14,000 in 2025. We believe that our strategy, experience and expertise allow us to compete effectively in the E&S market and will enable us to generate attractive long-term stockholder value.
In 2025, the percentage breakdown of our gross written premiums was 70.7% casualty and 29.3% property. Our commercial lines offerings and homeowner's coverage in the personal lines market represented 97.0% and 3.0% of our gross written premiums, respectively.
The following table provides a summary of gross premiums written by division for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
Commercial:
Commercial Property	$374,451	18.9%	$456,170	24.4%	$411,956	26.3%
Excess Casualty	276,998	14.0%	245,137	13.1%	194,049	12.4%
General Casualty	207,888	10.5%	169,162	9.0%	118,745	7.6%
Small Business Casualty	202,412	10.2%	195,593	10.5%	174,080	11.1%
Construction	147,601	7.5%	148,558	7.9%	137,902	8.8%
Small Business Property	102,413	5.2%	76,800	4.1%	43,893	2.8%
Allied Health	96,982	4.9%	83,058	4.5%	67,808	4.3%
Entertainment	70,049	3.6%	55,168	2.9%	36,566	2.3%
Products Liability	67,883	3.4%	67,035	3.6%	61,786	3.9%
Commercial Auto	48,721	2.5%	35,047	1.9%	19,050	1.2%
All other commercial lines	321,984	16.3%	289,679	15.5%	264,503	16.9%
Total commercial	1,917,382	97.0%	1,821,407	97.4%	1,530,338	97.6%
Personal:
High Value Homeowners	36,062	1.8%	26,844	1.4%	14,295	0.9%
Personal Insurance	23,727	1.2%	22,090	1.2%	24,182	1.5%
Total personal	$59,789	3.0%	$48,934	2.6%	$38,477	2.4%
Total gross written premiums	$1,977,171	100.0%	$1,870,341	100.0%	$1,568,815	100.0%
Our Competitive Strengths
We believe that our competitive strengths include:
Exclusive focus on the E&S market. The E&S, or non-admitted, market has historically operated at lower loss ratios and higher margins, and has grown direct premiums written more quickly than the standard, or admitted, market. From 2001 to 2024, A.M. Best Company's ("A.M. Best") domestic professional surplus lines composite produced an average net loss and loss adjustment expense ratio of 68.7% and grew direct premiums written by 10.0% annually, versus 73.6% and 4.7%, respectively for the property and casualty ("P&C") industry.

Underwriting expertise across a broad spectrum of hard-to-place risks. We have a broad appetite to underwrite a diverse set of risks across the E&S market. Our underwriting team is highly experienced, and individually underwrites each risk to appropriately price and structure solutions. We balance our broad risk appetite by maintaining a diversified book of smaller accounts with strong pricing and well-defined coverages. Unlike many of our competitors, we do not extend underwriting authority to brokers, agents or other third parties. For the year ended December 31, 2025, our loss and loss adjustment expense ratio was 55.1%.
Technology is a core competency. As an insurance company that was founded in 2009, we have the benefit of having built, and continuing to enhance, a proprietary technology platform that reflects the best practices our management team has learned from its extensive experience. We operate on an integrated digital platform with a data warehouse that collects an array of statistical data. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect to quickly analyze trends across all functions in our business. Our customized proprietary systems help us to reduce the risk of administrative errors in our policy forms and include all of the necessary exclusions for the specified risk, and provides for the efficient and accurate handling of claims. Additionally, our systems enable us to rapidly respond to brokers, allowing our underwriters to reply to many of our submissions within 24 hours, a significant benefit to our brokers. While our technology offers a competitive advantage, we also recognize that more modern technologies provide solutions for increased automation and efficiency; as such, we continue to dedicate resources to maintain, improve and, if necessary, replace our technology. We believe that our approach to technological advancement will provide us with an enduring competitive advantage as it allows us to quickly respond to market opportunities, and will continue to scale as our business grows.
Significantly lower expense ratio than our competitors. Expense management is ingrained in our business culture. We believe that the combination of our proprietary technology platform and our expense management allows us to process quotes, underwrite policies and operate with a substantial cost advantage over our direct competitors. In particular, our efficient platform allows us to provide a higher level of service to our brokers and to target smaller accounts which we believe are generally subject to less competition. For the year ended December 31, 2025, our expense ratio was 20.8%.
Fully integrated claims management. We believe that proactively managing our claims results in appropriate outcomes and a higher degree of reserve accuracy. We manage all of our claims in-house and do not delegate claims management authority to third parties. We promptly and thoroughly investigate all claims, generally through direct contact with the insured, and leverage both our systems and our underwriters to gather the relevant facts. As necessary, we employ local counsel in defense of our policy holders and independent adjusters for task assignments. When we believe claims are without merit, we vigorously contest payment. We currently average 100 open claims per claims adjuster (100 open claims per claims adjuster excluding catastrophe claims), which we believe is lower than industry average. As of December 31, 2025, our reserves for claims incurred but not reported were approximately 91.2% of our total net loss reserves. Of the total open claims as of December 31, 2025, 15.9% were open for accident years 2021 and prior.
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
Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our approach involves:

Expand our presence in the E&S market. According to A.M. Best, the total E&S market was approximately $129.8 billion of direct written premiums in 2024. Based on our 2025 gross written premiums of $2.0 billion, our current market share is approximately 1.5%. We believe that our exclusive focus on the E&S market and our high levels of service, including our ability to quote, underwrite and bind insurance policies in a timely manner through our efficient systems, allow us to better serve our brokers and position us to profitably increase our market share.
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
Marketing and Distribution
We market our products through a broad group of independent brokers. We also sell policies through our wholly-owned broker, Aspera. In 2025, Aspera distributed 1.2% of Kinsale’s premiums, primarily manufactured housing risks within our personal insurance division. Kinsale does not grant its independent brokers any underwriting or claims authority.
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
For the year ended December 31, 2025, our largest brokers were RSG Specialty, LLC, which produced $371.2 million, or 18.8%, of our gross written premiums, AmWINS Brokerage, which produced $339.0 million, or 17.1% of our gross written premiums and CRC Commercial Solutions, which produced $231.2 million, or 11.7%, of our gross written premiums. No other broker accounted for more than 10% of our gross written premiums in the year ended December 31, 2025.
It is important to us that we maintain excellent relationships with our brokers. Commissions are an important part of that relationship, but brokers will also typically consider the ultimate price to the insured, and the service and expertise offered by the carrier when determining where to place their business. In 2025, we paid an average commission to our brokers of 14.8% of gross written premiums. We believe this is slightly lower than the average commission paid by our competitors. We believe that our specialization in hard-to-place risks, combined with our high degree of service, including our rapid response times, permits us to manage our commission expense as part of our overall management of the underwriting process. Additionally, we do not contract out our underwriting to program managers or general agents which typically requires a higher commission level to compensate the third party for its work on behalf of the carrier.

We sell policies in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The following tables show our gross written premiums by state for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	% of Total	2024	% of Total	2023	% of Total
	($ in thousands)
Gross written premiums by state:
California	$388,587	19.7%	$352,082	18.8%	$295,242	18.8%
Florida	302,619	15.3%	291,849	15.6%	266,153	17.0%
Texas	276,654	14.0%	250,200	13.4%	198,758	12.7%
New York	88,887	4.5%	80,144	4.3%	66,489	4.2%
Louisiana	58,891	3.0%	56,819	3.0%	49,970	3.2%
Colorado	51,935	2.6%	50,734	2.7%	43,852	2.8%
New Jersey	51,081	2.6%	47,057	2.5%	42,061	2.7%
Washington	49,956	2.5%	51,588	2.8%	46,507	3.0%
Pennsylvania	42,179	2.1%	41,494	2.2%	33,333	2.1%
Illinois	41,551	2.1%	41,409	2.2%	30,743	1.9%
All other states	624,831	31.6%	606,965	32.5%	495,707	31.6%
	$1,977,171	100.0%	$1,870,341	100.0%	$1,568,815	100.0%

Underwriting
Our underwriting department consisted of approximately 340 employees as of December 31, 2025. We use our proprietary technology platform to drive a high level of efficiency, accuracy and speed in our underwriting and quoting process. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees, as we do not require a significant number of administrative personnel to facilitate our underwriting process. We also believe that our digital environment allows us to engage fewer employees in policy administration.
We aim to issue quotes for the majority of new business submissions we receive. For certain submissions, we preemptively offer additional coverage. For example, if we receive a submission requesting primary coverage, we may also offer excess coverage. These preemptively offered submissions, which are generated by the Company without a specific request from the broker or insured, are referred to as unsolicited submissions and are included in new business submissions. For the year ended December 31, 2025, we processed approximately 988,000 new business submissions, and of those submissions, we issued approximately 711,000 quotes for a new business quote ratio of 72.0% and bound 75,000 policies for a new policy to new submission ratio of 7.6%. Excluding unsolicited submissions, for the year ended December 31, 2025, we processed approximately 751,000 new business submissions, and of those submissions, we issued approximately 563,000 quotes for a new business quote ratio of 75.0% and bound 72,000 policies for a new policy to new submission ratio of 9.6%. We are careful to establish terms that are suited to the risk and the pricing of our policies. As an E&S company, we use our freedom of rate and form assertively in order to appropriately underwrite risks that have already been rejected by standard carriers constrained by approved forms and filed rates.
We endeavor to craft policies that offer affordable and appropriate protection to address our insureds' exposures while also constructing coverage such that potential losses are more predictable and claims cost can be best managed.
Claims
Our claims department consisted of approximately 90 claims professionals who had an average of 9 years of claims experience in the industry as of December 31, 2025. Our Chief Claims Officer has over 30 years of litigation and claims experience in large commercial insurance claims departments. Our claims department is fully integrated with our other functional departments. We manage all of our claims in-house and do not delegate claims management authority to third parties.

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
Information Technology
Our information technology department consisted of approximately 140 employees and contractors as of December 31, 2025. Our Chief Information Officer has over 30 years of experience in the technology field. Our information technology staff utilizes an agile methodology and cloud-first strategy to develop best-in-class software solutions and to attract and retain quality staff.
We have built a proprietary technology platform that reflects the best practices our management team has learned from its extensive experience. Our platform encompasses multiple applications and services which comprise an integrated system. Key applications and services supporting the core business are developed and improved in-house. We designed the architecture for our information systems in a fashion that would allow us to reduce administrative costs and quickly provide us with useful information. Our insurance company subsidiary operates in a digital environment, which reduces the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims as each has access to the necessary information regarding an account.
We use a web-based platform approach to develop applications. When a broker submits a request for insurance, the information is processed through our web-based intake and underwriting systems. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.
Since inception, we have been intent on capturing and analyzing data and building, over time, a robust repository of information that we can use to improve our decision making. We refer to this repository as our data warehouse. The design of our data warehouse permits us to capture an array of relevant data collected by the platform at Kinsale. The data warehouse is easily searchable, collects and labels information in a consistent format and contains key underwriting and claims information we collect at each step of the process. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. We believe the proprietary technology platform, which includes the data warehouse, is a competitive advantage for us.
We have invested for many years in the development of our analytics capabilities, supported by a growing team of actuaries and data scientists who use our proprietary data, together with third-party data, to generate insights that support underwriting, pricing, and other operational decision-making. Building on these capabilities, we have expanded our use of artificial intelligence ("AI") to support existing workflows and analytical processes. In 2025, we initiated a company-wide effort to introduce AI-enabled tools, including providing each employee an enterprise license for an AI tool, to assist with research, analysis and certain routine business processes. Use of these tools is most prevalent within our information technology, actuarial and analytical teams, with selective use in other areas of the business, including underwriting and back office functions. We also utilize internally developed agents. We continue to evaluate opportunities to integrate AI-enabled functionality into our proprietary technology platform and data warehouse where such tools can enhance efficiency and support underwriting discipline.
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
As previously discussed, when managing our catastrophe exposure, we generally focus on the 100-year and the 250-year return periods. We mitigate our risk associated with natural catastrophes with respect to our property insurance business primarily by purchasing reinsurance from only highly-rated reinsurers. We utilize a quota-share reinsurance treaty combined with a catastrophe reinsurance treaty as an efficient and cost-effective way to manage the total loss exposure on our property coverages.
The following is a summary of our significant reinsurance programs as of December 31, 2025:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property (1)	Up to $10.0 million per occurrence	40% up to $443.0 million per catastrophe	60% of property losses
Property – catastrophe (2)	N/A	$250.0 million excess of $75.0 million	$75.0 million per catastrophe
Primary casualty (3)	Up to $10.0 million per occurrence	$8.0 million excess of $2.0 million	$2.0 million per occurrence
Excess casualty (4)	Up to $10.0 million per occurrence	Variable quota-share	$3.0 million per occurrence as described in note (4) below
(1)    Our property quota-share reinsurance reduces the financial impact of property losses up to a loss recovery of $177.2 million for an event. This reinsurance is not applicable to any individual policy with a limit of $2.0 million or less.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision that requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $500.0 million. This coverage applies after the coverage provided by the commercial property quota-share treaty.
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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer annually. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At December 31, 2025, all reinsurance contracts that our insurance subsidiary was party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. At December 31, 2025, we recorded an allowance for credit losses of $1.1 million related to our reinsurance balances.

We had reinsurance recoverables on unpaid losses of $381.4 million at December 31, 2025, and recoverables on paid losses of $13.0 million at December 31, 2025. The following table provides a summary of our top ten reinsurers, based on the amount recoverable, at December 31, 2025:

Reinsurers	S&P Rating	A.M. Best Rating	Reinsurance Recoverable
			($ in thousands)
Munich Reinsurance America, Inc.	AA	A+	$95,813
General Reinsurance Corporation	AA+	A++	46,276
Swiss Reinsurance America Corp.	AA-	A+	37,875
SCOR Reinsurance Co.	A+	A	30,785
Hannover Rück SE	AA-	A+	24,613
Arch Reinsurance Co.	AA-	A+	23,774
Odyssey Reinsurance Co.	AA-	A+	22,962
XL Reinsurance America Inc.	AA-	A+	20,544
Berkley Insurance Co.	A+	A+	20,405
Allied World Insurance Co.	AA-	A+	19,497
Total for top ten reinsurers			342,544
All others, net of allowance for credit losses			51,785
Total reinsurance recoverable			$394,329

We did not have reinsurance recoverables greater than $18.3 million at December 31, 2025 from any individual reinsurer other than the ten listed above.
To reduce credit exposure to reinsurance recoverable balances, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of our reinsurance contracts discussed above, we may retain funds due from reinsurers as security for those recoverable balances.
Investments
Investment income is an important component of our earnings. We collect premiums from our insureds and invest a portion of these funds until claims are paid. Our cash and invested assets generally consist of fixed-maturity securities, equity securities, short-term investments and cash equivalents. We seek to maximize investment returns using conservative investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.
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

Real estate investments represent directly owned property held for investment purposes. During the fourth quarter of 2025, construction of our new headquarters building was substantially completed and the property was placed into service. In December 2025, upon moving our operations to the new headquarters, we reclassified our former headquarters and related assets from property and equipment to real estate investments due to a change in the intended use of the property.
Our cash and invested assets totaled $5.2 billion at December 31, 2025 and $4.1 billion at December 31, 2024, and are summarized as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
	($ in thousands)
Fixed maturities - at fair value:
U.S. Treasury securities and obligations of U.S. government agencies	$874	—%	$15,048	0.4%
Obligations of states, municipalities and political subdivisions	127,860	2.5%	146,304	3.6%
Corporate and other securities	1,713,888	33.0%	1,989,490	48.9%
Asset-backed securities	588,519	11.3%	732,742	18.0%
Residential mortgage-backed securities	1,459,270	28.1%	448,874	11.0%
Commercial mortgage-backed securities	451,039	8.7%	205,105	5.0%
Total fixed maturities	4,341,450	83.6%	3,537,563	86.9%

Equity securities - at fair value:
Exchange traded funds	185,523	3.6%	129,731	3.2%
Non-redeemable preferred stock	24,100	0.5%	26,433	0.6%
Common stock	416,776	8.0%	242,195	6.0%
Total equity securities	626,399	12.1%	398,359	9.8%

Short-term investments, at amortized cost	3,864	0.1%	3,714	0.1%
Real estate investment, net	55,236	1.1%	15,045	0.4%
Cash and cash equivalents	163,361	3.1%	113,213	2.8%
Total	$5,190,310	100.0%	$4,067,894	100.0%

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
Our investment policy also imposes requirements for credit quality, with a minimum average credit quality of the portfolio being rated "AA-" or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer. As of December 31, 2025, our fixed-maturity portfolio, including cash equivalents, had an average duration of 4.0 years and had an average rating of "AA-."

The following table sets forth the composition of our portfolio of fixed-maturity securities by rating as of December 31, 2025:

	AAA	AA	A	BBB	Below BBB	Total
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$874	$—	$—	$—	$874
Obligations of states, municipalities and political subdivisions	12,975	84,640	26,420	3,090	735	127,860
Corporate and other securities	190	115,204	827,447	715,621	55,426	1,713,888
Asset-backed securities	572,120	5,179	7,790	3,430	—	588,519
Residential mortgage-backed securities	197,066	1,258,988	—	—	3,216	1,459,270
Commercial mortgage-backed securities	412,551	38,488	—	—	—	451,039
Total fixed maturities	$1,194,902	$1,503,373	$861,657	$722,141	$59,377	$4,341,450

The fair value of our investments in fixed-maturity securities at December 31, 2025, summarized by stated maturities follows:

	December 31, 2025
	Estimated	% of
	Fair Value	Fair Value
	($ in thousands)
Due in one year or less	$14,392	0.3%
Due after one year through five years	879,532	20.3%
Due after five years through ten years	700,466	16.1%
Due after ten years	248,232	5.7%
Asset-backed securities	588,519	13.6%
Residential mortgage-backed securities	1,459,270	33.6%
Commercial mortgage-backed securities	451,039	10.4%
Total fixed maturities	$4,341,450	100.0%

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties. As of December 31, 2025, our fixed-maturity security portfolio contained $1.5 billion (33.6%) of residential mortgage-backed securities ("RMBS"). RMBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, RMBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, RMBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. RMBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Our investment policy does not permit us to own any interest only, principal only or residual tranches of RMBS.

At December 31, 2025, our portfolio of fixed-maturity securities contained corporate bonds with a fair value of $1.7 billion. A summary of these securities by industry segment is shown below as of December 31, 2025:

	December 31, 2025
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$864,483	50.5%
Financial	669,053	39.0%
Utilities	180,352	10.5%
Total	$1,713,888	100.0%
Approximately 11.6% of our total cash and investments were invested in certain common stocks and exchange traded funds ("ETFs"). At December 31, 2025, our equity securities included the following:

	December 31, 2025
Equity securities	Fair Value	% of Total
	($ in thousands)
Common stocks	$416,776	69.2%
Domestic stock market fund	185,523	30.8%
Total	$602,299	100.0%
Approximately 0.5% of our total cash and investments were invested in nonredeemable preferred stock. A summary of these securities by industry segment is shown below as of December 31, 2025:

	December 31, 2025
Industry	Fair Value	% of Total
	($ in thousands)
Financial	$23,232	96.4%
Industrials and other	868	3.6%
Total	$24,100	100.0%

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
Today, our primary competitors in the E&S sector include American International Group, Inc., Berkshire Hathaway Inc., Chubb Limited, Fairfax Financial Holdings Limited, Lloyds of London, Markel Group Inc., RLI Corp. and W. R. Berkley Corporation.
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
Kinsale Insurance currently operates on an excess and surplus lines basis in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. While Kinsale Insurance does not have to apply for and maintain a license in those states (with the exception of Arkansas, its domiciliary state), it is subject to maintaining suitability standards under each particular state’s surplus lines laws to be included as an eligible surplus lines carrier (as discussed below, the Dodd-Frank Act has brought uniformity to these standards (see "—Federal and state legislative and regulatory changes")). In states in which it operates on a surplus line basis, Kinsale Insurance has freedom of rate and form on the majority of its business. This means that Kinsale Insurance can generally implement a change in policy form, underwriting guidelines, or rates for a product without being subject to regulatory pre-approval.
Almost all insurance is written through licensed agents and brokers. In states in which we operate on a non-admitted basis, general agents and their retail insurance brokers are often required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us.
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
On December 9, 2020, the NAIC initially adopted the Group Capital Calculation ("GCC") template and instructions, as well as corresponding amendments to NAIC model insurance holding company system laws. The amendments require, subject to certain exemptions, that the ultimate controlling person of each insurance group file a GCC on an annual basis with such insurance group’s lead state commissioner. The Group Capital Calculation (E) Working Group annually publishes Instructions and Template documents which provide GCC filing preparation guidance. The GCC uses a risk-based capital aggregation approach intended to provide regulators with an additional group supervisory tool. As of October 31, 2025, forty-eight (48) states have adopted the 2020 revisions to the Insurance Holding Company Act pertaining to Group Capital Calculation and Liquidity Stress Testing, including Arkansas. The Company will be subject to the requirements of these revisions beginning in 2026.
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

Restrictions on market withdrawal
Many states have laws and regulations that limit the ability of an insurance company licensed by that state to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption. Some state statutes may explicitly or by interpretation apply these restrictions to insurers operating on a surplus lines basis.
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
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a “covered agreement” with the European Union (the "Covered Agreement"). After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the Covered Agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. The Covered Agreement was formally entered into on September 22, 2017. A covered agreement between the United States and the United Kingdom extending terms nearly identical to the EU Covered Agreement to insurers and reinsurers operating in the UK following Brexit entered into force on December 31, 2020.
With respect to reinsurance, under the Covered Agreement, both the U.S. and the European Union agreed that their supervisory authorities will not impose reinsurance collateral requirements or "local presence" requirements on a reinsurer domiciled in (or with a head office in) the other’s territory that are less favorable than collateral or local presence requirements applied to a domestic reinsurer. However, the collateral or local presence provisions apply only if the insurer or reinsurer satisfies certain conditions and standards, including among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. U.S. states were provided five years from execution of the Covered Agreement to adopt reinsurance reforms removing collateral requirements for European Union reinsurers that meet the prescribed conditions in the Covered Agreement. If the FIO determines that state laws are inconsistent with the Covered Agreement, such states' laws may be preempted.
On June 25, 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation in order to satisfy the substantive and timing requirements of the Covered Agreement. These amendments paved the way for state legislatures to bring their credit for reinsurance laws into compliance with the Covered Agreement's zero reinsurance collateral provisions by September 2022, thereby avoiding a potential federal preemption of these laws. Associated revisions were adopted by all U.S. jurisdictions within the prescribed timeframe, including Arkansas, whose adoption became effective on July 1, 2021.

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

The Arkansas Insurance Department has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Arkansas-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Arkansas-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Arkansas Insurance Department. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of Kinsale Insurance to maintain the regulatory authority necessary to conduct our business. However, as of December 31, 2025, Kinsale Insurance maintained RBC levels significantly in excess of amounts that would require any corrective actions.
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
Human Capital
As of December 31, 2025, we had 720 employees, of which 711 were full-time employees, and all of whom were located at our headquarters in Richmond, Virginia.
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
Learning and Development
Employee training and development programs that enhance employee skills and capabilities directly lead to Kinsale's success. We encourage and support employee development through our Educational Assistance Program. All employees have the opportunity to enroll in courses or classes that will enhance their contribution to the organization and/or prepare them for more advanced positions at Kinsale. Our employees have access to courses tailored to specific career paths, such as underwriting, claims, information technology, reinsurance, and other disciplines to build professional expertise. We offer an array of classes that were developed within Kinsale to all employees. These classes support employees' growth from the new employee/onboarding stage through senior manager development. We also sponsor on-site education courses, such as the Chartered Property Casualty Underwriter (CPCU), that make professional development programs more accessible to our employees.
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
Equal Opportunity
We hire the best talent and make our employment-related decisions without regard to race, color, religion, gender, sexual orientation, national origin, age, veteran status, disability, or other characteristics or activity that is protected by state or U.S. federal law. We have an anti-nepotism policy to ensure fairness and business decisions are based on individual qualifications, skills, ability, and performance.
We are committed to fostering a work environment based on merit and free from discrimination of any kind.
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

These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When we write "occurrence" policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 84.2% of our net casualty loss reserves were associated with "occurrence" policies as of December 31, 2025.
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
Our approach to risk management relies on subjective variables that entail significant uncertainties. For example, we rely heavily on estimates of PMLs for certain events that are generated by third-party stochastic models. In addition, we rely on historical data and scenarios in managing credit and interest rate risks in our investment portfolio. These estimates, models, data and scenarios may not produce accurate predictions and consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.
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
We distribute the majority of our products through a select group of brokerage firms. Of our 2025 gross written premiums, 60.6%, or $1.2 billion, were distributed through five of our approximately 227 brokers, three of which accounted for 47.6%, or $941.4 million, of our 2025 gross written premiums.
Our relationship with any of these firms may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.
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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2025, we had $438.8 million of aggregate reinsurance balances on paid and unpaid losses and ceded unearned premiums. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.
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
We could suffer security breaches, loss of data or proprietary information, cyberattacks, and other information technology failures, and are subject to laws and regulations concerning data privacy and security that are continually evolving. Actual or suspected information technology failures or failures to comply with applicable law could disrupt our operations, damage our reputation, and adversely affect our business, financial condition, or results of operations.
Our business is highly dependent on our information technology and telecommunications systems, including our web-based underwriting system. Among other things, we rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements and information. Many of these systems and processes rely on third-party service providers or cloud-based solutions that are not located on our premises or fully under our direct control.
We and our service providers face numerous and evolving cybersecurity and operational risks that threaten the confidentiality, integrity, and availability of systems and data. These risks include vulnerabilities in commercial software integrated into our systems or into the products and services of our suppliers, as well as increasingly sophisticated cyberattack techniques that frequently change and may originate from less regulated or remote areas of the world. Events such as natural catastrophes, industrial accidents, terrorist attacks, power failures, computer viruses, ransomware, extortion attempts, business email compromise, or security breaches by unauthorized persons, including hackers or other threat actors, may cause our systems to fail or be inaccessible for extended periods. These events may also result in fraudulent fund transfers, unauthorized access to or exfiltration of sensitive or proprietary information, or other material operational impacts.
We have implemented a variety of security measures, business contingency plans, and disaster recovery procedures designed to protect systems housed internally and through third-party cloud services. However, we cannot guarantee the effectiveness of these measures. We also monitor vendor and third-party risk, but we may fail to appropriately assess or understand the risks associated with these relationships, including the adequacy of their security and control environments. Sustained or repeated system failures, service interruptions, or successful cyberattacks could severely limit our ability to write and process new and renewal business, provide customer service, pay claims, or otherwise operate in the ordinary course of business. In addition, when vulnerabilities are discovered, we may be unable to remedy them promptly because attackers increasingly use tools and techniques designed to evade detection or remove forensic evidence.

Our operations also depend on the continuous availability of our physical facilities. Disruption, damage, or loss of these facilities, for example due to natural catastrophes, utility failures, or other events, could impair our ability to maintain business functions that cannot be performed offsite or remotely. This could compound the effects of system interruptions or cyber events.
Any such event previously discussed may result in operational disruptions as well as unauthorized access to, disclosure of, or loss of proprietary information or customers data. Such occurrences may lead to legal claims, regulatory scrutiny or liability, reputational damage, significant costs to eliminate or mitigate further exposure, and the potential loss of customers or vendors. Increasing requirements for public disclosure of cybersecurity incidents may also increase the harm to our business, financial condition, and results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit weaknesses in our systems or those of our vendors, physical break-ins, or other developments will not compromise or defeat our security measures.
As part of our normal business activities, we collect, store, and process personal information regarding employees, claimants, brokers, agents, and vendors. As a result, we are subject to numerous federal, state, and local laws and regulations governing data privacy, security, breach notification, and the use of personal information. These requirements continue to evolve, often becoming more stringent. Any failure or perceived failure to comply with applicable laws, regulations, policies, or regulatory guidance could result in investigations, enforcement actions, litigation, fines, penalties, or adverse publicity. These outcomes could erode trust in our company and adversely affect our business, financial condition, and results of operations.
We employ third-party and open-source licensed software in our business, and the inability to maintain these licenses, defects or vulnerabilities in such software, or the interruption or enforcement of open-source licenses could result in increased costs, reduced service levels, or operational disruptions, which could adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, such alternatives may not always be available on acceptable terms, or at all, and replacement could be difficult, costly, or time consuming to replace. In addition, integration of new third-party software may require significant development effort and investment of time and resources and may introduce additional operational or security risks. Our use of additional or alternative third-party software typically requires us to enter into license agreements with third parties, which may increase complexity and may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software, including cybersecurity, operational resilience, vendor concentration, and service continuity risks, cannot be fully eliminated, and these risks could negatively affect our business.
Additionally, the software powering our technology systems incorporates software components subject to open-source licenses. The terms of many open-source licenses have not been definitively interpreted by U.S. courts, creating uncertainty regarding the scope of the obligations they may impose and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate or modify our software. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly disclose affected source code, re-engineer portions of our technology systems, or discontinue certain uses, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to fully mitigate, and such an event could adversely affect our business, financial condition and results of operations.
Artificial intelligence is an evolving and rapidly developing technology, and its adoption presents additional risks.
The rapid evolution and increasing adoption of AI could exacerbate the information technology and cybersecurity related risks described above, as well as alter the competitive landscape. While we continue to research and selectively implement AI-based technology solutions to enhance automation, efficiency and risk management in our environment, it is possible that bad actors and/or competitors will leverage AI solutions more effectively to either exploit vulnerabilities or take market share. We are aware that generative AI tools may respond with inaccurate, incomplete or fabricated information, introduce bias or fail to provide traceability of source information and have taken steps to train employees on these issues and to inform on the risks of using AI tools as primary decision-making mechanisms. We will continue to look for opportunities to deploy these tools to aid in decision making processes but cannot guarantee that the risks associated with AI use will be fully mitigated. Any failure to manage these risks could negatively impact our business.
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
Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations would be materially adversely affected.
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
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. We could become involved in litigation with our customers, or become the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. The outcomes of litigation are inherently uncertain and can be influenced by evolving legal trends, including third-party litigation funding and social inflation. This litigation may be based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
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
We also invest in marketable equity securities. These securities are carried on the consolidated balance sheet at fair value and are subject to potential losses and declines in value, which may never recover. Our equity investments totaled $626.4 million as of December 31, 2025.
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
Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiary, Kinsale Insurance. State insurance laws, including the laws of Arkansas, restrict the ability of Kinsale Insurance to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on our business. The maximum amount of dividends Kinsale Insurance could pay us during 2026 without regulatory approval is $444.3 million. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
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
As of December 31, 2025, we had outstanding borrowings of $224.4 million, net of debt issuance costs, in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount, a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1, and minimum liquidity requirements if the maximum aggregate amount of dividends available to pay to us from Kinsale Insurance is below $50.0 million. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require our regulated insurance subsidiary to maintain a rating from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreements if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy

The Company’s risk management process includes the identification, assessment and management of material risks from various sources, including risks related to cybersecurity and information technology. The Company uses information from multiple sources, including internal incident history, industry publications and analysis centers, public reporting, government and industry information sharing organizations and recognized information security frameworks to inform its risk management program. Management employs a combination of preventative and detective cybersecurity measures designed to protect the confidentiality, integrity and availability of the Company's information systems and data, including, but not limited to
•Maintaining a vulnerability management program,
•implementing and operating controls over logical access provisioning,
•maintaining an enterprise-wide security awareness program and
•administering periodic cybersecurity trainings.
The Company engages third-party vendors with specialized expertise to support various aspects of its cybersecurity program, including continuous threat detection and response coverage, endpoint detection, anti-malware, penetration testing and suspicious activity alerting, among others. While the Company leverages third party service providers, management retains responsibility for the security and resiliency of the Company's information assets.
The Company maintains an incident response plan designed to enable timely detection, escalation, containment and remediation of cybersecurity incidents that includes escalation criteria and preliminary materiality assessment considerations to guide business continuity and disclosure objectives.
We describe cybersecurity-related risks that could materially impact our business strategy, results of operations or financial condition under the heading “Risk Factors.” Potential material impacts of a cybersecurity incident may include, among other things, loss of access to systems and data, financial costs, operational disruption, regulatory scrutiny, litigation and reputational harm.
Governance

Our Chief Executive Officer ("CEO") is responsible for assessing and managing overall material risks to the Company. With respect to cybersecurity risks, our CEO oversees and leverages the collective expertise of the Company’s information security function which reports to our CEO through the Company’s Chief Information Officer. The information security function is staffed with individuals with relevant information security professional experience, including in the financial services sector, as well as educational experience and industry-recognized credentials.
The Company's Board of Directors ("the Board") is responsible for receiving periodic updates on cybersecurity and information security risks and reviewing and discussing with management the quality and effectiveness of the Company’s efforts to mitigate such risks. Management informs the Board about the Company's cybersecurity risk posture, including prevention, detection, mitigation and remediation activities no less frequently than semi-annually and provides updates as appropriate in connection with material developments, while management continues to monitor such matters on an ongoing basis.

Item 2. Properties
We own our executive and insurance offices located in Richmond, Virginia, and we currently occupy approximately 199,000 square feet of the 262,000 square feet of available office space.
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
Our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "KNSL" on July 28, 2016. Before then, there was no public market for our common stock. Effective January 3, 2022, the Company transferred its common stock listing from the Nasdaq to the New York Stock Exchange ("NYSE") and continued to trade under its current symbol "KNSL." As of February 13, 2026, we had 130 stockholders of record of our common stock.
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

Performance Graph
The performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to S&P 500 and (3) the cumulative total returns to the S&P 500 P&C Index for the period from December 31, 2020 through December 31, 2025.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.

	December 31,
	2020	2021	2022	2023	2024	2025

Kinsale Capital Group, Inc.	$100.00	$119.16	$131.27	$168.39	$234.16	$197.22
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 P&C Index	$100.00	$119.28	$141.79	$157.12	$212.86	$234.32

Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(3)
October 1, 2025	October 31, 2025	119,752	$422.43	119,752	$—
November 1, 2025	November 30, 2025	—	$—	—	$—
December 1, 2025	December 31, 2025	—	$—	—	$250.0
	Total	119,752	$422.43	119,752	$250.0
(1) The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
(2) In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
(3) The share repurchase program approved in October 2024 by the Company's Board of Directors was exhausted in October 2025. In December 2025, the Board of Directors authorized a new share repurchase program authorizing the repurchase of up to $250.0 million of its common stock. There were no shares repurchased under this program during 2025.

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
Year ended December 31, 2024 compared to year ended December 31, 2023
For a comparison of years ended December 31, 2024 and December 31, 2023, see "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 21, 2025.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers P&C insurance products through the E&S market. In 2025, the percentage breakdown of our gross written premiums was 70.7% casualty and 29.3% property. Our commercial lines offerings and homeowner's coverage in the personal lines market represented 97.0% and 3.0% of our gross written premiums, respectively. Refer to Note 15 to the consolidated financial statements for gross written premiums by underwriting division.
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

Results of Operations
Year ended December 31, 2025 compared to year ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024	Change	% Change

Gross written premiums	$1,977,171	$1,870,341	$106,830	5.7%
Ceded written premiums	(361,154)	(392,993)	31,839	(8.1)%
Net written premiums	$1,616,017	$1,477,348	$138,669	9.4%

Net earned premiums	$1,575,842	$1,350,470	$225,372	16.7%
Fee income	40,714	34,118	6,596	19.3%
Losses and loss adjustment expenses	890,693	772,899	117,794	15.2%
Underwriting, acquisition and insurance expenses	336,696	285,808	50,888	17.8%
Underwriting income (1)	389,167	325,881	63,286	19.4%
Net investment income	192,192	150,287	41,905	27.9%
Change in fair value of equity securities	58,836	43,367	15,469	NM
Net realized investment gains	4,390	6,831	(2,441)	NM
Change in allowance for credit losses on investments	(2)	526	(528)	NM
Interest expense	(10,646)	(10,134)	(512)	5.1%
Other income (expenses), net	365	(2,042)	2,407	NM
Income before taxes	634,302	514,716	119,586	23.2%
Income tax expense	130,688	99,873	30,815	30.9%
Net income	$503,614	$414,843	$88,771	21.4%

Net operating earnings (2)	$453,668	$374,771	$78,897	21.1%

Loss ratio	55.1%	55.8%
Expense ratio	20.8%	20.6%
Combined ratio (3)	75.9%	76.4%

Return on equity	29.3%	32.3%
Operating return on equity (2)	26.4%	29.2%
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
Net income was $503.6 million for the year ended December 31, 2025 compared to $414.8 million for the year ended December 31, 2024, an increase of $88.8 million, or 21.4%. The increase in net income in 2025 over 2024 was primarily due to a combination of continued profitable growth and strong investing results including higher investment income and higher returns on equity investments.
Underwriting income was $389.2 million for the year ended December 31, 2025 compared to $325.9 million for the year ended December 31, 2024, an increase of $63.3 million, or 19.4%. The increase in underwriting income was primarily due to continued growth in the business and higher favorable development of loss reserves from prior accident years offset in part by higher catastrophe losses incurred. The corresponding combined ratios were 75.9% for the year ended December 31, 2025 compared to 76.4% for the year ended December 31, 2024.
Premiums
Gross written premiums were $2.0 billion for the year ended December 31, 2025 compared to $1.9 billion for the year ended December 31, 2024, an increase of $106.8 million, or 5.7%. Gross written premiums in our Commercial Property Division, our largest division, decreased 17.9% relative to the prior year period due to rate declines and an increasingly competitive environment including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 13.3% due primarily to continued strong submission flow from brokers across most divisions. The average premium per policy written by us was $13,400 in 2025 compared to $15,100 in 2024. Excluding our personal insurance division, which has relatively low premiums per policy written, the average premium per policy written was $14,000 in 2025 compared to $15,900 in 2024. The decrease in average premium per policy was due primarily to a decrease in gross written premiums in our Commercial Property Division.
Gross written premiums increased across the majority of our underwriting divisions for the year ended December 31, 2025 and were most notable in the following lines of business:
•General Casualty, which represented approximately 10.5% of our gross written premiums in 2025, increased by $38.7 million, or 22.9%, for the year ended December 31, 2025;
•Excess Casualty, which represented approximately 14.0% of our gross written premiums in 2025, increased by $31.9 million, or 13.0%, for the year ended December 31, 2025;
•Small Business Property, which represented approximately 5.2% of our gross written premiums in 2025, increased by $25.6 million, or 33.4%, for the year ended December 31, 2025;
•Entertainment, which represented approximately 3.6% of our gross written premiums in 2025, increased by $14.9 million, or 27.0%, for the year ended December 31, 2025; and
•Allied Health, which represented approximately 4.9% of our gross written premiums in 2025, increased by $13.9 million, or 16.8%, for the year ended December 31, 2025.
Net written premiums increased by $138.7 million, or 9.4%, to $1.6 billion for the year ended December 31, 2025 from $1.5 billion for the year ended December 31, 2024. Our net retention ratio was 81.7% for the year ended December 31, 2025 compared to 79.0% for the year ended December 31, 2024. The increases in net written premiums and our retention ratio were largely due to higher gross written premiums and an increase in the retention on our reinsurance treaties for the year ended December 31, 2025.
Net written premiums increased across the majority of our underwriting divisions for the year ended December 31, 2025. Changes in net written premium were most notable in the following lines of business:

•Excess Casualty, which represented approximately 10.9% of our net written premiums in 2025, increased by $41.1 million, or 30.3%, for the year ended December 31, 2025;
•General Casualty, which represented approximately 12.9% of our net written premiums in 2025, increased by $38.7 million, or 22.9%, for the year ended December 31, 2025;
•Small Business Property, which represented approximately 4.8% of our net written premiums in 2025, increased by $18.0 million, or 29.9%, for the year ended December 31, 2025;
•Entertainment, which represented approximately 4.3% of our net written premiums in 2025, increased by $14.9 million, or 27.0%, for the year ended December 31, 2025 and
•Commercial Property, which represented approximately 11.1% of our net written premiums in 2025, decreased by $44.8 million, or 19.9%, for the year ended December 31, 2025.
Net earned premiums were $1.6 billion for the year ended December 31, 2025 compared to $1.4 billion for the year ended December 31, 2024, an increase of $225.4 million, or 16.7% due primarily to continued earning of premium from prior-period growth in gross written premiums and higher net retention levels.
Loss ratio
The following table summarizes the effect of the factors indicated above on the loss ratios for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income

Loss ratio:
Current accident year	$923,160	57.1%	$785,036	56.7%
Current accident year - catastrophe losses	30,350	1.9%	25,518	1.8%
Effect of prior year development	(62,817)	(3.9)%	(37,655)	(2.7)%
Total	$890,693	55.1%	$772,899	55.8%
Our loss ratio was 55.1% for the year ended December 31, 2025 compared to 55.8% for the year ended December 31, 2024. The decrease in the loss ratio for the year ended December 31, 2025 was due primarily to higher relative net favorable development of loss reserves from prior accident years. During the year ended December 31, 2025, current year incurred losses and loss adjustment expenses included $30.4 million of net catastrophe losses primarily attributable to the Palisades Fire.
During the year ended December 31, 2025, prior accident years developed favorably by $62.8 million, of which $70.9 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in our property lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.
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
Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	$166,802	10.3%	$134,184	9.7%
Other underwriting expenses	169,894	10.5%	151,624	10.9%
Underwriting, acquisition, and insurance expenses	$336,696	20.8%	$285,808	20.6%

The expense ratio was 20.8% for the year ended December 31, 2025 compared to 20.6% for the year ended December 31, 2024. The increase in the expense ratio was primarily due to lower ceding commissions due to increased retention on our reinsurance treaties offset in part by routine variability in other underwriting expenses. Direct commissions paid as a percent of gross written premiums was 14.8% and 14.7% for the years ended December 31, 2025 and 2024, respectively.

Investing results
The following table summarizes the components of net investment income, change in the fair value of equity securities, net realized investment gains and change in allowance for credit losses on investments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024	Change

Interest from fixed-maturity securities	$182,301	$144,834	$37,467
Dividends on equity securities	8,602	6,442	2,160
Cash equivalents and short-term investments	6,185	3,012	3,173
Real estate investment income	—	153	(153)
Gross investment income	197,088	154,441	42,647
Investment expenses	(4,896)	(4,154)	(742)
Net investment income	192,192	150,287	41,905
Change in the fair value of equity securities	58,836	43,367	15,469
Net realized investment gains	4,390	6,831	(2,441)
Change in allowance for credit losses on investments	(2)	526	(528)
Net unrealized and realized investment gains	63,224	50,724	12,500
Total	$255,416	$201,011	$54,405
Our net investment income increased by 27.9% to $192.2 million for the year ended December 31, 2025 from $150.3 million for the year ended December 31, 2024, primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows.
The weighted average duration of our investment portfolio, including cash equivalents, was 4.0 years and 3.0 years at December 31, 2025 and 2024, respectively. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had a gross investment return of 4.4% as of December 31, 2025 and December 31, 2024.
During the year ended December 31, 2025, the change in the fair value of equity securities of $58.8 million included appreciation of common stocks, ETFs and non-redeemable preferred stocks of $34.0 million, 24.2 million and $0.6 million, respectively, generally consistent with the changes in the broader U.S. stock market.
During the year ended December 31, 2024, the change in the fair value of equity securities of $43.4 million included appreciation of common stocks, ETFs and non-redeemable preferred stocks of $23.7 million, $16.1 million and $3.6 million, respectively, generally consistent with the changes in the broader U.S. stock market.
We perform quarterly reviews of all available-for-sale securities within our investment portfolio to determine whether the decline in a security's fair value is deemed to be a credit loss. Based on our review, we recorded credit loss expense of less than $0.1 million for the year ended December 31, 2025 compared to a reduction to credit loss expense $0.5 million for the year ended December 31, 2024. See Note 2 of the notes to the consolidated financial statements for further information regarding credit losses.
Income tax expense
Our effective tax rate was approximately 20.6% for the year ended December 31, 2025 compared to 19.4% for the year ended December 31, 2024. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and tax-exempt investment income. The effective tax rate was higher for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to a lower volume of stock option exercises.
Return on equity
Our return on equity was 29.3% for the year ended December 31, 2025 compared to 32.3% for the year ended December 31, 2024. Operating return on equity was 26.4% for 2025, a decrease from 29.2% for 2024. The decrease in operating return on equity was due primarily to higher average stockholders' equity as a result of profitable growth and an increase in the fair value of the Company's investment portfolio offset in part by share repurchases.
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
State insurance laws restrict the ability of Kinsale Insurance to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution Kinsale Insurance may make absent the approval or non-disapproval of the insurance regulatory authority in Arkansas is limited by Arkansas law to the greater of (1) 10% of policyholder surplus as of December 31 of the previous year, or (2) net income, not including realized capital gains, for the previous calendar year. The Arkansas statute also requires that dividends and other distributions be paid out of positive unassigned surplus without prior approval. The maximum amount of dividends Kinsale Insurance can pay us during 2026 without regulatory approval is $444.3 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Kinsale Insurance may adopt statutory provisions more restrictive than those currently in effect. Kinsale Insurance paid $105.0 million of dividends to us during 2025. See also "Risk Factors — Risks Related to Our Business and Our Industry — Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiary, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary."
As of December 31, 2025, our holding company had $50.0 million in cash and investments, compared to $12.3 million as of December 31, 2024.
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
In December 2025, the covenants limiting restricted payments under the Note Purchase Agreement and Amended and Restated Credit Agreement were amended to allow the Company to make restricted payments so long as at the time of the declaration of such restricted payment, no event of default under the Note Purchase Agreement has occurred and is continuing or would arise after giving effect, on a pro forma basis, to such restricted payment if such restricted payment were to be made at such time of declaration.
Shelf registration
In August 2025, we filed a universal shelf registration statement with the SEC that expires in 2028. We can use this shelf registration to issue an unspecified amount of common stock, preferred stock, depositary shares and warrants. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Share repurchase programs
In October 2024, our Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of our common stock. This share repurchase program was exhausted in October 2025.
In December 2025, our Board of Directors authorized a new share repurchase program authorizing the repurchase of up to $250.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time.
The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At December 31, 2025, the Company had $250.0 million of capacity remaining under the current share repurchase program.
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
Our cash flows for the years ended December 31, 2025 and 2024 were:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$1,043,738	$976,301
Investing activities	(922,210)	(960,125)
Financing activities	(71,380)	(29,657)
Change in cash and cash equivalents	$50,148	$(13,481)

We have historically generated positive operating cash flows allowing our cash and invested assets to grow. The increase in cash provided by operating activities in 2025 compared to 2024 was due primarily to growth in business and the timing of claim payments and reinsurance recoveries.

For the year ended December 31, 2025, net cash used in investing activities of $922.2 million reflected growth in our business operations. For the year ended December 31, 2025, funds from operations were used to purchase fixed-maturity securities, particularly mortgage- and asset-backed securities and corporate bonds of $2.5 billion. During 2025, we received proceeds of $1.2 billion from sales of fixed-maturity securities, largely corporate bonds, asset- and mortgage-backed securities and, to a lesser extent, municipal bonds and U.S. treasuries and $626.1 million from redemptions of asset- and mortgage-backed securities and corporate and municipal bonds. For the year ended December 31, 2025, purchases of equity securities of $183.2 million primarily consisted of common stocks and, to a lesser extent, ETFs. Proceeds from sales of equity securities of $14.6 million consisted primarily of sales of common stocks.
For the year ended December 31, 2024, net cash used in investing activities was $960.1 million. For the year ended December 31, 2024, funds from operations were used to purchase fixed-maturity securities, particularly corporate bonds and asset- and mortgage-backed securities of $1.6 billion, and to a lesser extent, municipal bonds of $3.7 million and sovereigns of $0.8 million. During 2024, we received proceeds of $289.4 million from sales of fixed-maturity securities, largely corporate bonds and mortgage- and asset-backed securities and $452.4 million from redemptions of asset- and mortgage-backed securities and corporate bonds. For the year ended December 31, 2024, purchases of equity securities of $156.5 million primarily consisted of common stocks and, to a lesser extent, ETFs. Proceeds from sales of equity securities of $34.4 million consisted of common stocks and, to a lesser extent, calls of non-redeemable preferred stock.
For the year ended December 31, 2025, net cash used in financing activities was $71.4 million and reflected dividends of $0.68 per common share, or $15.8 million in the aggregate and share repurchases of $90.0 million. Payroll taxes withheld and remitted on restricted stock awards were $6.3 million, offset in part by proceeds received from our equity compensation plan of $0.7 million. In addition, we drew down $40.0 million from our revolving credit facility primarily to fund construction of our new corporate headquarters which was completed in November 2025 and for general corporate purposes.
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
For the year ended December 31, 2025, property insurance represented 29.3% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated third-party stochastic models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of PML, which is an estimate of what level of loss we would expect to experience in a weather-related or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2025, we purchased catastrophe reinsurance coverage of $250.0 million per event in excess of our $75.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $500.0 million and is in addition to the coverage provided by our other property reinsurance.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. As of December 31, 2025, Kinsale Insurance has only contracted with reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. At December 31, 2025, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 60.0% of the total balance. At December 31, 2025, we recorded an allowance for credit losses of $1.1 million related to our reinsurance balances.
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
Debt
As of December 31, 2025, we had $125.0 million of 5.15% Series A Senior Notes outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $25.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2025, we had $50.0 million of the 6.21% Series B Senior Note outstanding. Principal payments are required annually beginning on July 22, 2030 in equal installments of $10.0 million through July 22, 2034, the maturity date. Interest accrues quarterly and is payable in arrears.
As of December 31, 2025, we had $51.0 million outstanding under the Amended and Restated Credit Agreement, which has a maturity of July 22, 2027. Interest on the outstanding amounts is based on 3-month Adjusted Term SOFR plus a margin of 1.625%. Interest accrues over the term of the interest rate and is payable in arrears.
See Note 11 to the consolidated financial statements for further details regarding our debt obligations.
Financial Condition
Stockholders' equity
At December 31, 2025, total stockholders' equity and tangible stockholders' equity were $2.0 billion, compared to total stockholders' equity and tangible equity of $1.5 billion at December 31, 2024. The increase in both total stockholders' equity and tangible stockholders' equity in 2025 compared to 2024 was primarily due to profits generated during the period, an increase in the fair value of our fixed-maturity investments, net of taxes and net activity related to stock-based compensation plans. These increases were offset in part by share repurchases and dividends declared during 2025. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
See Note 9 to the consolidated financial statements for further details regarding our stock-based compensation plans.
Dividend declarations
On February 10, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend was paid on March 13, 2025 to all stockholders of record on February 27, 2025.
On May 13, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend was paid on June 12, 2025 to all stockholders of record on May 29, 2025.
On August 15, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend was paid on September 11, 2025 to all stockholders of record on August 29, 2025.
On November 12, 2025, the Company’s Board of Directors declared a cash dividend of $0.17 per share of common stock. This dividend was paid on December 11, 2025 to all stockholders of record on November 28, 2025.
On February 4, 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share of common stock. This dividend is payable on March 12, 2026 to all stockholders of record on February 26, 2026.

Investment portfolio
At December 31, 2025, our cash and invested assets of $5.2 billion consisted of fixed-maturity securities, cash and cash equivalents, equity securities, short-term investments and real estate investments. At December 31, 2025, the majority of the investment portfolio was comprised of fixed-maturity securities of $4.3 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on those securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At December 31, 2025, we also held $626.4 million of equity securities, which were comprised of common stocks, ETFs and non-redeemable preferred stock, $163.4 million of cash and cash equivalents, $55.2 million of real estate investments and $3.9 million of short-term investments. Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.0 years and an average rating of "AA-" at December 31, 2025. Our investment portfolio, excluding cash equivalents and real estate investments, had a gross investment return of 4.4% as of December 31, 2025 and December 31, 2024.
At December 31, 2025, the amortized cost and estimated fair value of our fixed-maturity, equity, and short-term investments were as follows:

	December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$874	—%
Obligations of states, municipalities and political subdivisions	146,222	127,860	2.6%
Corporate and other securities	1,711,348	1,713,888	34.5%
Asset-backed securities	582,780	588,519	11.8%
Residential mortgage-backed securities	1,491,642	1,459,270	29.3%
Commercial mortgage-backed securities	449,872	451,039	9.1%
Total fixed maturities	4,382,725	4,341,450	87.3%

Equity securities:
Exchange traded funds	104,371	185,523	3.7%
Nonredeemable preferred stock	24,938	24,100	0.5%
Common stock	353,617	416,776	8.4%
Total equity securities	482,926	626,399	12.6%
Short-term investments	3,864	3,864	0.1%
Total	$4,869,515	$4,971,713	100.0%

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2025, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's") or equivalent designation:

	December 31, 2025
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,194,902	27.5%
AA	1,503,373	34.6%
A	861,657	19.8%
BBB	722,141	16.7%
Below BBB	59,377	1.4%
Total	$4,341,450	100.0%

The amortized cost and estimated fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2025, were as follows:

	December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$14,324	$14,392	0.3%
Due after one year through five years	868,804	879,532	20.3%
Due after five years through ten years	695,323	700,466	16.1%
Due after ten years	279,980	248,232	5.7%
Asset-backed securities	582,780	588,519	13.6%
Residential mortgage-backed securities	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	449,872	451,039	10.4%
Total fixed maturities	$4,382,725	$4,341,450	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair value of our restricted assets was $3.9 million and $3.7 million at December 31, 2025 and 2024, respectively.

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
Net income for the years ended December 31, 2025 and 2024 reconciles to underwriting income as follows:

	Year Ended December 31,
($ in thousands)	2025	2024

Net income	$503,614	$414,843
Income tax expense	130,688	99,873
Income before taxes	634,302	514,716
Net investment income	(192,192)	(150,287)
Change in the fair value of equity securities	(58,836)	(43,367)
Net realized investment gains	(4,390)	(6,831)
Change in allowance for credit losses on investments	2	(526)
Interest expense	10,646	10,134
Other expenses (1)	1,650	3,968
Other income	(2,015)	(1,926)
Underwriting income	$389,167	$325,881
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

Net income for the years ended December 31, 2025 and 2024 reconciles to net operating earnings as follows:

	Year Ended December 31,
($ in thousands)	2025	2024

Net income	$503,614	$414,843
Adjustments:
Change in the fair value of equity securities, before taxes	(58,836)	(43,367)
Income tax expense (1)	12,356	9,107
Change in the fair value of equity securities, after taxes	(46,480)	(34,260)

Net realized investment gains, before taxes	(4,390)	(6,831)
Income tax expense (1)	922	1,435
Net realized investment gains, after taxes	(3,468)	(5,396)

Change in allowance for credit losses on investments, before taxes	2	(526)
Income tax expense (1)	—	110
Change in allowance for credit losses on investments, after taxes	2	(416)
Net operating earnings	$453,668	$374,771

Operating return on equity:
Average equity (2)	$1,721,572	$1,285,197
Return on equity (3)	29.3%	32.3%
Operating return on equity (4)	26.4%	29.2%
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
Stockholders' equity at December 31, 2025 and 2024 reconciles to tangible stockholders' equity as follows:

	December 31,
($ in thousands)	2025	2024

Stockholders' equity	$1,959,583	$1,483,561
Less: Intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,956,788	$1,480,766

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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not reported losses ("IBNR"). Our gross reserves for losses and loss adjustment expenses at December 31, 2025 were $2.9 billion, and of this amount, 91.6% related to IBNR. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2025 were $2.5 billion, and of this amount, 91.2% related to IBNR. A 5% change in net IBNR reserves would equate to a $114.4 million change in the reserve for losses and loss adjustment expenses at such date, as well as a $90.4 million change in net income, a 4.6% change in both stockholders' equity and tangible stockholders' equity, in each case at or for the year ended December 31, 2025.
The following tables summarize our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, at December 31, 2025 and 2024:

	December 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$242,678	8.4%	$220,653	8.8%
IBNR	2,648,192	91.6%	2,288,861	91.2%
Total	$2,890,870	100.0%	$2,509,514	100.0%

	December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands)
Case reserves	$220,243	9.6%	$195,513	10.0%
IBNR	2,065,425	90.4%	1,767,095	90.0%
Total	$2,285,668	100.0%	$1,962,608	100.0%

Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts to estimate the expected ultimate losses. During the life cycle of a particular claim, as more information becomes available, we may revise our estimate of the ultimate value of the claim either upward or downward. The amount of the individual claim reserve is based on the most recent information available.
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
While we believe that loss reserves at December 31, 2025 are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our estimates. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tailed lines of business.
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
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together to estimate volatility for our reserves in total. For any single reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future. The variation discussed is not meant to be a worst-case scenario and, therefore, it is possible that future variation may be greater than the amounts shown below.

The impact of reasonably likely changes in the two key assumptions used to estimate net loss reserves at December 31, 2025 is as follows:

Development Pattern	Expected Loss Ratio
Property	10% lower	Unchanged	10% higher
	($ in millions)
2 months slower	$23.5	$45.0	$66.4
Unchanged	(15.8)	—	15.8
2 months faster	(37.3)	(24.5)	(11.7)

Casualty Occurrence	5% lower	Unchanged	5% higher

6 months slower	$60.0	$187.3	$314.6
Unchanged	(115.3)	—	115.3
6 months faster	(293.6)	(190.6)	(87.6)

Casualty Claims-Made	5% lower	Unchanged	5% higher

6 months slower	$38.4	$72.8	$107.1
Unchanged	(28.2)	—	28.2
6 months faster	(86.6)	(63.9)	(41.1)

Reserve development
The amount by which estimated losses differ from those originally reported for a period is known as "development." Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed. Refer to Note 7 to the consolidated financial statements for discussion on our reserve development for the years ended December 31, 2025 and 2024.
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
Fair values of financial instruments in our investment portfolio are estimated using unadjusted prices obtained by our investment accounting vendor from nationally recognized third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from our investment accounting vendor. We perform several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2025, including (1) obtaining and reviewing the internal control report from our investment accounting vendor that obtains fair values from third party pricing services, (2) discussing with our investment accounting vendor its process for reviewing and validating pricing obtained from outside pricing services and (3) reviewing the security pricing received from our investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level.
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
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses. Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract (often referred to as a treaty) to assume specified risks written by an insurance company (known as a ceding company) by paying the insurance company all or a portion of the insurance company's losses arising under specified classes of insurance policies in return for a share of premiums.
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for credit losses, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for credit losses is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of "A-" (Excellent) or better. Based on our evaluation of the factors discussed above, the allowance for credit losses related to reinsurance balances was $1.1 million at December 31, 2025.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy are designed to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2025, our fixed-maturity portfolio, including cash equivalents, had an average rating of "AA-." Additionally, at December 31, 2025, approximately 81.9% of our fixed-maturity portfolio, excluding cash equivalents, was rated "A-" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2025, approximately 1.4% of our fixed-maturity portfolio, excluding cash equivalents, was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities and non-redeemable preferred stock. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities and non-redeemable preferred stock decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities and non-redeemable preferred stock increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio, including cash equivalents, was 4.0 years as of December 31, 2025.

We had fixed-maturity securities and non-redeemable preferred stock with a fair value of $4.4 billion at December 31, 2025 and $3.6 billion at December 31, 2024 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed-maturity securities and non-redeemable preferred stock to selected hypothetical changes in interest rates as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis points increase	$4,011,940	$(353,610)	(8.1)%	$3,359,066	$(204,930)	(5.8)%
100 basis points increase	$4,185,689	$(179,861)	(4.1)%	$3,458,502	$(105,494)	(3.0)%
No change	$4,365,550	$—	—%	$3,563,996	$—	—%
100 basis points decrease	$4,537,989	$172,439	3.9%	$3,674,836	$110,840	3.1%
200 basis points decrease	$4,690,346	$324,796	7.4%	$3,789,241	$225,245	6.3%

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
Equity risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. A portion of our portfolio is invested in ETF securities and common stock, which have historically produced higher long-term returns relative to fixed-maturity investments. As of December 31, 2025, approximately 11.7% of the fair value of our investment portfolio (including cash and cash equivalents) was invested in common stocks and ETFs. We manage equity price risk of our equity portfolio primarily through asset allocation techniques.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
KPMG LLP, our independent registered public accounting firm, has issued an opinion on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kinsale Capital Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kinsale Capital Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kinsale Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II, and V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for unpaid losses and loss adjustment expenses
As described in Notes 1 and 7 to the consolidated financial statements, the Company records reserves for unpaid losses and loss adjustment expenses (reserves), which represent the Company’s best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. This estimate is based on several actuarial methods. These methods use a variety of inputs based on historical Company and industry data, including initial expected loss ratios, loss development patterns, paid losses, reported losses, claim counts and price indices. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As of December 31, 2025, the Company recorded $2,891 million of reserves for unpaid losses and loss adjustment expenses.
We identified the evaluation of the estimation of reserves as a critical audit matter. The evaluation of the Company’s best estimate of reserves required complex auditor judgment due to the inherent uncertainty in the ultimate amount and timing of claim payments and required specialized actuarial skills and knowledge. In addition, the evaluation of assumptions used in the estimate of reserves required subjective auditor judgment due to the Company’s limited historical claims data and, therefore, also involved consideration of industry data.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reserving process. These included internal controls over the actuarial methods and certain assumptions used to derive the Company’s best estimate of reserves and the comparison of the Company’s best estimate to the annual independent actuarial reserve estimate performed by an external consulting actuary. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•assessing the Company’s reserving methodology by comparing to methods consistent with generally accepted actuarial standards and practices
•performing independent estimates of reserves for certain lines of business, using a combination of the Company’s underlying historical claims and industry data with respect to future claim reporting amounts and payment patterns, as well as prior year independent selected loss rates
•developing an independent range of reserves using both the Company’s underlying historical claims and industry data with respect to future claim reporting amounts and payment patterns, as well as prior year independent selected loss rates
•assessing the position of the Company’s recorded reserves within this independent range in the current year and comparing to its relative position in the prior year.

/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Richmond, Virginia
February 20, 2026

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands, except share and per share data)
Assets
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $4,382,725 allowance for credit loss: $29 – 2025; $3,663,031 and $27 – 2024)	$4,341,450	$3,537,563
Equity securities, at fair value (cost: $482,926 – 2025; $313,722 – 2024)	626,399	398,359
Real estate investments, net	55,236	15,045
Short-term investments	3,864	3,714
Total investments	5,026,949	3,954,681
Cash and cash equivalents	163,361	113,213
Investment income due and accrued	30,971	27,366
Premiums and fees receivable, net of allowance for credit losses of $27,328 in 2025 and $26,926 in 2024	124,593	140,027
Reinsurance recoverables, net of allowance for credit losses of $1,072 in 2025 and $932 in 2024	394,329	337,891
Ceded unearned premiums	44,506	52,736
Deferred policy acquisition costs, net of ceding commissions	118,737	109,263
Indefinite-lived intangible assets	3,538	3,538
Deferred income tax asset, net	42,191	60,215
Other assets	94,386	87,774
Total assets	$6,043,561	$4,886,704
Liabilities and Stockholders' Equity
Reserves for unpaid losses and loss adjustment expenses	$2,890,870	$2,285,668
Unearned premiums	860,394	828,449
Payable to reinsurers	34,385	43,959
Accounts payable and accrued expenses	66,301	55,159
Debt	224,397	184,122
Other liabilities	7,631	5,786
Total liabilities	4,083,978	3,403,143
Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,380,413 shares issued and 23,145,751 shares outstanding at December 31, 2025; 23,294,783 shares issued and 23,272,157 shares outstanding at December 31, 2024	234	233
Additional paid-in capital	373,681	361,398
Retained earnings	1,716,945	1,229,136
Accumulated other comprehensive loss	(30,692)	(97,206)
Treasury stock, at cost (234,662 shares in 2025; 22,626 in 2024)	(100,585)	(10,000)
Stockholders’ equity	1,959,583	1,483,561
Total liabilities and stockholders’ equity	$6,043,561	$4,886,704
See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Revenues:
Gross written premiums	$1,977,171	$1,870,341	$1,568,815
Ceded written premiums	(361,154)	(392,993)	(304,185)
Net written premiums	1,616,017	1,477,348	1,264,630
Change in unearned premiums	(40,175)	(126,878)	(192,093)
Net earned premiums	1,575,842	1,350,470	1,072,537
Fee income	40,714	34,118	27,026
Net investment income	192,192	150,287	102,335
Change in fair value of equity securities	58,836	43,367	15,277
Net realized investment gains	4,390	6,831	6,040
Change in allowance for credit losses on investments	(2)	526	(187)
Other income	2,015	1,926	1,421
Total revenues	1,873,987	1,587,525	1,224,449
Expenses:
Losses and loss adjustment expenses	890,693	772,899	600,219
Underwriting, acquisition and insurance expenses	336,696	285,808	228,970
Interest expense	10,646	10,134	10,301
Other expenses	1,650	3,968	942
Total expenses	1,239,685	1,072,809	840,432
Income before income taxes	634,302	514,716	384,017
Income tax expense	130,688	99,873	75,924
Net income	503,614	414,843	308,093
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale investments, net of taxes	66,514	(2,589)	40,301
Total comprehensive income	$570,128	$412,254	$348,394

Earnings per share:
Basic	$21.76	$17.92	$13.37
Diluted	$21.65	$17.78	$13.22
Weighted-average shares outstanding:
Basic	23,140	23,153	23,045
Diluted	23,259	23,332	23,307

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
	(in thousands, except for share and per share data)
Balance at December 31, 2022	23,090,526	$231	$347,015	$533,121	$(134,918)	$—	$745,449
Issuance of common stock under stock-based compensation plan	104,949	1	876	—	—	—	877
Stock-based compensation expense	—	—	9,361	—	—	—	9,361
Restricted shares withheld for taxes	(13,556)	—	(4,282)	—	—	—	(4,282)
Dividends declared ($0.56 per share)	—	—	—	(12,967)	—	—	(12,967)
Other comprehensive income, net of income taxes	—	—	—	—	40,301	—	40,301
Net income	—	—	—	308,093	—	—	308,093
Balance at December 31, 2023	23,181,919	232	352,970	828,247	(94,617)	—	1,086,832
Issuance of common stock under stock-based compensation plan	127,265	1	1,329	—	—	—	1,330
Stock-based compensation expense	—	—	14,146	—	—	—	14,146
Restricted shares withheld for taxes	(14,401)	—	(7,047)	—	—	—	(7,047)
Dividends declared ($0.60 per share)	—	—	—	(13,954)	—	—	(13,954)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,589)	—	(2,589)
Net income	—	—	—	414,843	—	—	414,843
Treasury stock acquired — share repurchases	(22,626)	—	—	—	—	(10,000)	(10,000)
Balance at December 31, 2024	23,272,157	233	361,398	1,229,136	(97,206)	(10,000)	1,483,561
Issuance of common stock under stock-based compensation plan	100,166	1	680	—	—	—	681
Stock-based compensation expense	—	—	17,884	—	—	—	17,884
Restricted shares withheld for taxes	(14,536)	—	(6,281)	—	—	—	(6,281)
Dividends declared ($0.68 per share)	—	—	—	(15,805)	—	—	(15,805)
Other comprehensive income, net of income taxes	—	—	—	—	66,514	—	66,514
Net income	—	—	—	503,614	—	—	503,614
Treasury stock acquired — share repurchases	(212,036)	—	—	—	—	(90,585)	(90,585)
Balance at December 31, 2025	23,145,751	$234	$373,681	$1,716,945	$(30,692)	$(100,585)	$1,959,583

See accompanying notes to consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities:
Net income	$503,614	$414,843	$308,093
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of equity securities	(58,836)	(43,367)	(15,277)
Net realized investment gains	(4,390)	(6,831)	(6,040)
Change in allowance for credit losses on investments	2	(526)	187
Deferred tax expense (benefit)	343	(3,828)	(9,429)
Depreciation and amortization	5,834	5,802	3,274
Stock compensation expense	17,884	14,146	9,361
Change in operating assets and liabilities:
Investment income due and accrued	(3,605)	(5,677)	(7,238)
Premiums receivable, net	15,434	3,185	(37,458)
Reserves for unpaid loss and loss adjustment expenses	605,202	592,793	454,473
Unearned premiums	31,945	127,098	201,674
Reinsurance balances, net	(57,782)	(93,898)	(21,405)
Deferred policy acquisition costs	(9,474)	(20,868)	(26,801)
Income taxes payable (recoverable)	761	(359)	742
Accounts payable and accrued expenses	10,861	8,936	12,519
Other	(14,055)	(15,148)	(6,840)
Net cash provided by operating activities	1,043,738	976,301	859,835
Investing activities:
Purchase of property and equipment	(53,685)	(23,943)	(6,607)
Purchase of real estate investment	—	(312)	(2,116)
Sale of real estate investment	—	—	62,036
Change in short-term investments, net	559	2,056	36,706
Purchases – fixed-maturity securities	(2,494,190)	(1,557,541)	(1,317,048)
Purchases – equity securities	(183,234)	(156,477)	(86,605)
Sales – fixed-maturity securities	1,167,652	289,360	245,618
Sales – equity securities	14,585	34,380	30,623
Maturities and calls – fixed-maturity securities	626,103	452,352	176,501
Net cash used in investing activities	(922,210)	(960,125)	(860,892)
Financing activities:
Proceeds from borrowings under credit facility	40,000	—	—
Proceeds from notes payable	—	—	50,000
Repayment of credit facility	—	—	(62,000)
Debt issuance costs	—	—	(164)
Payroll taxes withheld and remitted on share-based payments	(6,281)	(7,047)	(4,282)
Common stock issued, stock options exercised	681	1,330	877
Dividends paid	(15,782)	(13,940)	(12,954)
Treasury stock acquired — share repurchases	(89,998)	(10,000)	—
Net cash used in financing activities	(71,380)	(29,657)	(28,523)
Net change in cash and cash equivalents	50,148	(13,481)	(29,580)
Cash and cash equivalents at beginning of year	113,213	126,694	156,274
Cash and cash equivalents at end of year	$163,361	$113,213	$126,694

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
Premiums receivable, net
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns where applicable. The following table presents the rollforward of the allowance for credit losses for premiums receivable for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$26,926	$13,383
Current period change for estimated uncollectible premiums	10,503	17,397
Write-offs of uncollectible premiums receivable	(10,101)	(3,854)
Ending balance	$27,328	$26,926

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
Property and equipment are included in other assets in the accompanying consolidated balance sheets and consists of the following:

	December 31,
	2025	2024
	(in thousands)
Building	$66,763	$37,190
Parking deck	—	5,072
Land	—	3,068
Equipment	5,375	4,401
Software	27,136	20,203
Furniture and fixtures	6,157	3,200
Leasehold improvements	—	153
Land improvements	129	474
Construction in progress - building	376	26,530
	105,936	100,291
Accumulated depreciation	(16,505)	(17,367)
Total property and equipment, net	$89,431	$82,924
In 2024, construction in progress included capitalized expenses related to the development of the Company's new corporate headquarters building. Construction of the new headquarters building was substantially completed in the fourth quarter of 2025 and was placed into service. Upon moving operations to the new headquarters, the Company reclassified its former headquarters and related assets from property and equipment to real estate investments due to a change in the intended use of the former property.
Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded at fair value at the date of acquisition. The Company's indefinite-lived intangible assets are comprised solely of regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. In accordance with U.S. GAAP, amortization of indefinite-lived intangible assets is not permitted. Indefinite-lived intangible assets are tested for impairment during the fourth quarter on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. There were no impairments recognized in December 31, 2025, 2024, or 2023. In addition, as of December 31, 2025, no triggering events occurred that suggested an updated review was necessary.
Reserves for unpaid losses and loss adjustment expenses
Reserves for unpaid losses and loss adjustment expenses represent management's best estimate of ultimate unpaid cost of all reported and unreported losses and loss adjustment expenses incurred prior to the financial statement date. The estimates are based on several actuarial methods that use a variety of inputs including initial expected loss ratios, loss development patterns, paid losses, reported losses, claim counts and price indices. All estimates are regularly reviewed and, as experience develops and new information becomes known, the reserves for unpaid losses and loss adjustment expenses are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Although management believes that the reserves for losses and loss adjustment expenses are reasonable, due to the inherent uncertainty in estimating reserves for unpaid losses and loss adjustment expenses, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. If actual liabilities exceed recorded amounts, there will be an increase to the Company’s reserves resulting in a reduction in net income and stockholders’ equity in the period in which the deficiency is identified. Furthermore, management may determine that recorded reserves are more than adequate to cover expected losses which will result in a reduction to the reserves. The Company believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 2025 and 2024 are adequate and represent a reasonable estimate of the Company's future obligations. See Note 7 for a further discussion of reserves for unpaid losses and loss adjustment expenses.
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
Recently adopted accounting pronouncements
Accounting Standards Update ("ASU") 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance became effective for the year ended December 31, 2025. Refer to Note 6 for the Company's income tax disclosures.
Prospective accounting pronouncements
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures
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
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software," to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its financial statements.

2.     Investments
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments at December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$14	$(1)	$—	$874
Obligations of states, municipalities and political subdivisions	146,222	51	(18,410)	(3)	127,860
Corporate and other securities	1,711,348	28,798	(26,232)	(26)	1,713,888
Asset-backed securities	582,780	6,377	(638)	—	588,519
Residential mortgage-backed securities	1,491,642	6,378	(38,750)	—	1,459,270
Commercial mortgage-backed securities	449,872	3,632	(2,465)	—	451,039
Total fixed-maturity investments	$4,382,725	$45,250	$(86,496)	$(29)	$4,341,450

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,465	$—	$(417)	$—	$15,048
Obligations of states, municipalities and political subdivisions	168,894	46	(22,633)	(3)	146,304
Corporate and other securities	2,037,372	5,779	(53,638)	(23)	1,989,490
Asset-backed securities	729,658	4,606	(1,522)	—	732,742
Residential mortgage-backed securities	502,121	747	(53,994)	—	448,874
Commercial mortgage-backed securities	209,521	423	(4,838)	(1)	205,105
Total fixed-maturity investments	$3,663,031	$11,601	$(137,042)	$(27)	$3,537,563

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
As of December 31, 2025, the Company's credit loss review resulted in an allowance for credit losses on three securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Years Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$27	$553
Increase to allowance from securities for which credit losses were not previously recorded	—	3
Reduction from securities sold during the period	(14)	(479)
Net increase (decrease) from securities that had an allowance at the beginning of the period	16	(50)
Ending balance	$29	$27

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$296	$(1)	$—	$—	$296	$(1)
Obligations of states, municipalities and political subdivisions	1,043	(2)	118,027	(18,408)	119,070	(18,410)
Corporate and other securities	101,385	(597)	239,152	(25,635)	340,537	(26,232)
Asset-backed securities	92,682	(384)	7,759	(254)	100,441	(638)
Residential mortgage-backed securities	387,397	(779)	228,531	(37,971)	615,928	(38,750)
Commercial mortgage-backed securities	103,868	(296)	44,139	(2,169)	148,007	(2,465)
Total fixed-maturity investments	$686,671	$(2,059)	$637,608	$(84,437)	$1,324,279	$(86,496)

At December 31, 2025, in addition to the securities included in the allowance for credit losses, the Company held 592 fixed-maturity securities with a total estimated fair value of $1.3 billion and gross unrealized losses of $86.5 million. Of those securities, 483 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of December 31, 2025, except for securities previously discussed, the securities in unrealized loss positions were caused by interest rate changes or other market factors and were not credit-specific issues, nor did the Company intend to sell these securities. At December 31, 2025, 81.9% of the Company’s fixed-maturity securities were rated "A-" or better and all of Company's fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2025 are summarized, by contractual maturity, as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$14,324	$14,392
Due after one year through five years	868,804	879,532
Due after five years through ten years	695,323	700,466
Due after ten years	279,980	248,232
Asset-backed securities	582,780	588,519
Residential mortgage-backed securities	1,491,642	1,459,270
Commercial mortgage-backed securities	449,872	451,039
Total fixed maturities	$4,382,725	$4,341,450

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Real estate investments
Real estate investments represents directly owned property held for investment purposes. In December 2025, the Company reclassified its former headquarters and related assets to real estate investments. Accumulated depreciation on real estate investments was $5.7 million at December 31, 2025. There was no accumulated depreciation at December 31, 2024 as real estate investments consisted of land.
Net investment income
The following table presents the components of net investment income:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Interest:
Taxable bonds	$180,911	$143,242	$92,227
Municipal bonds (tax exempt)	1,390	1,592	2,217
Cash equivalents and short-term investments	6,185	3,012	3,004
Dividends on equity securities	8,602	6,442	5,097
Real estate investment income	—	153	3,716
Gross investment income	197,088	154,441	106,261
Investment expenses	(4,896)	(4,154)	(3,926)
Net investment income	$192,192	$150,287	$102,335
There was no depreciation expense related to real estate investments for the years ended December 31, 2025 and 2024 as the depreciable assets were in use by the Company prior to December 31, 2025. Investment expenses included depreciation expense related to real estate investments of $0.5 million for the year ended December 31, 2023.

Realized investment gains and losses
The following table presents realized investment gains and losses:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed-maturity securities:
Realized gains	$8,506	$1,151	$1,852
Realized losses	(4,673)	(1,131)	(2,374)
Net realized gains (losses) from fixed-maturity securities	3,833	20	(522)

Equity securities:
Realized gains	2,465	7,271	7,678
Realized losses	(1,910)	(455)	(5,329)
Net realized gains from equity securities	555	6,816	2,349

Realized gains (losses) from the sales of short-term investments	2	—	(37)
Realized (losses) gains on sale of real estate investments	—	(5)	4,250
Net realized investment gains	$4,390	$6,831	$6,040
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

Change in net unrealized gains (losses) on fixed-maturity securities
The change in net unrealized gains (losses) for fixed-maturity securities was $84.2 million, $(3.3) million, and $51.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Insurance – statutory deposits
The Company had invested assets with a carrying value of $3.9 million and $3.7 million on deposit with state regulatory authorities at December 31, 2025 and 2024, respectively.
Payable for investments purchased
The Company did not have a payable for investments purchased at December 31, 2025 or 2024.
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
Management performs several procedures to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2025 and 2024, including 1) obtaining and reviewing internal control reports from the Company's investment accounting vendor that assess fair values from third party pricing services, 2) discussing with the Company's investment accounting vendor its process for reviewing and validating pricing obtained from third party pricing services and 3) reviewing the security pricing received from the Company's investment accounting vendor and monitoring changes in unrealized gains and losses at the individual security level. The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, by level within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$874	$—	$—	$874
Obligations of states, municipalities and political subdivisions	—	127,860	—	127,860
Corporate and other securities	—	1,713,888	—	1,713,888
Asset-backed securities	—	588,519	—	588,519
Residential mortgage-backed securities	—	1,459,270	—	1,459,270
Commercial mortgage-backed securities	—	451,039	—	451,039
Total fixed maturities	874	4,340,576	—	4,341,450

Equity securities:
Exchange traded funds	185,523	—	—	185,523
Non-redeemable preferred stock	—	24,100	—	24,100
Common stocks	416,776	—	—	416,776
Total equity securities	602,299	24,100	—	626,399
Short-term investments	3,864	—	—	3,864
Total	$607,037	$4,364,676	$—	$4,971,713

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$15,048	$—	$—	$15,048
Obligations of states, municipalities and political subdivisions	—	146,304	—	146,304
Corporate and other securities	—	1,989,490	—	1,989,490
Asset-backed securities	—	732,742	—	732,742
Residential mortgage-backed securities	—	448,874	—	448,874
Commercial mortgage-backed securities	—	205,105	—	205,105
Total fixed maturities	15,048	3,522,515	—	3,537,563

Equity securities:
Exchange traded funds	129,731	—	—	129,731
Non-redeemable preferred stock	—	26,433	—	26,433
Common stocks	242,195	—	—	242,195
Total equity securities	371,926	26,433	—	398,359
Short-term investments	3,714	—	—	3,714
Total	$390,688	$3,548,948	$—	$3,939,636
There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 or 2024.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance cost, and the corresponding estimated fair value was $173.8 million and $168.6 million at December 31, 2025 and 2024, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at December 31, 2025 and 2024. See Note 11 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $45.3 million and $16.1 million at December 31, 2025 and 2024, respectively.

4.     Deferred policy acquisition costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of year	$109,263	$88,395	$61,594
Policy acquisition costs deferred:
Direct commissions	291,851	274,124	227,755
Ceding commissions	(116,592)	(120,459)	(88,449)
Other underwriting and policy acquisition costs	16,805	14,215	10,982
Policy acquisition costs deferred	192,064	167,880	150,288
Amortization of net policy acquisition costs	(182,590)	(147,012)	(123,487)
Balance, end of year	$118,737	$109,263	$88,395
Amortization of net policy acquisition costs is included in underwriting, acquisition and insurance expense in the accompanying consolidated statements of income and comprehensive income.

5.     Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses consist of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$286,268	$254,523	$198,715
Ceding commissions	(119,466)	(120,339)	(84,998)
Other underwriting expenses	169,894	151,624	115,253
Total	$336,696	$285,808	$228,970

Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, employee benefits and bonus expense of $128.9 million, $109.3 million and $85.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

6.     Income taxes
The Company’s subsidiaries file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Kinsale collects from or refunds to its subsidiaries the amount of taxes determined as if Kinsale and the subsidiaries filed separate returns. The Company is no longer subject to income tax examination by tax authorities for the years ended before January 1, 2022. The Company’s insurance subsidiary, Kinsale Insurance, is not subject to state income taxes in the states in which it operates and is instead subject to premium taxes. The Company’s non-insurance subsidiaries are subject to state income taxes; however, they have generated state net operating loss carryforwards, for which a full valuation allowance is established.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The tax provisions in the OBBBA did not have a material impact on the Company's consolidated financial statements.

Components of Income Tax Expense
The Company operates exclusively within the United States and, as such, has no foreign operations or foreign income. For the years ending December 31, 2025, 2024 and 2023, income before income tax expense includes the following components:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income from continuing operations before income tax expense
U.S.	$634,302	$514,716	$384,017
Total	$634,302	$514,716	$384,017
For the years ending December 31, 2025, 2024 and 2023, income tax expense (benefit) from continuing operations consisted of:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income tax expense (benefit) from continuing operations
Current tax expense
U.S. federal	$130,345	$103,701	$85,353
U.S. state and local	—	—	—
Total current tax expense	130,345	103,701	85,353

Deferred tax expense (benefit)
U.S. federal	343	(3,828)	(9,429)
U.S. state and local	—	—	—
Total deferred tax expense (benefit)	343	(3,828)	(9,429)
Total income tax expense	$130,688	$99,873	$75,924

Income taxes paid
The Company paid total income taxes (net of refunds received) of $129.6 million, $104.1 million, and $84.6 million for the years ending December 31, 2025, 2024 and 2023, respectively, all of which related to federal income taxes.

Current income taxes payable were $3.6 million and $2.8 million at December 31, 2025 and 2024, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Rate reconciliation
The prevailing federal income tax rate was 21% for the years ending December 31, 2025, 2024 and 2023. The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ending December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$133,203	21.0%	$108,090	21.0%	$80,644	21.0%

U.S. federal
Tax credits	(500)	(0.1)%	—	—%	—	—%
Nontaxable and nondeductible items	2,885	0.5%	1,902	0.4%	212	0.1%
Excess tax benefits on share-based payments	(4,900)	(0.8)%	(10,119)	(2.0)%	(4,932)	(1.3)%
Total	$130,688	20.6%	$99,873	19.4%	$75,924	19.8%
The Company's effective tax rate for the years ended December 31, 2025, 2024 and 2023, were 20.6%, 19.4% and 19.8% compared to the statutory federal rate of 21%. The difference primarily resulted from tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.
The significant components of the net deferred tax asset are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Unrealized losses on fixed-maturity securities	$8,662	$26,343
Unpaid losses and loss adjustment expenses	49,288	36,491
Unearned premiums	34,267	32,580
State operating loss carryforwards	10,216	8,859
Stock compensation	3,158	3,276
Allowance for credit losses	5,742	5,210
Other	2,145	1,939
Deferred tax assets before allowance	113,478	114,698
Less: valuation allowance	(10,119)	(9,066)
Total deferred tax assets	103,359	105,632

Deferred tax liabilities:
Unrealized gains on equity securities	30,129	17,774
Deferred policy acquisition costs, net of ceding commissions	24,935	22,945
Property and equipment	4,894	3,263
Other	1,210	1,435
Total deferred tax liabilities	61,168	45,417
Net deferred tax asset	$42,191	$60,215

At December 31, 2025 and 2024, the Company had state net operating losses ("NOLs") of $215.5 million and $186.9 million, respectively. The state NOLs are available to offset future taxable income or reduce taxes payable and begin expiring in 2029.

Management evaluates the need for a valuation allowance related to its deferred tax assets. At December 31, 2025 and 2024, the Company recorded a tax valuation allowance equal to the state NOLs and the deferred tax assets, net of existing deferred tax liabilities that were expected to reverse in future periods, related to certain state jurisdictions. No other valuation allowances were established against the Company’s deferred tax assets at December 31, 2025 and 2024, as the Company believes that it is more likely than not that the remaining deferred tax assets will be realized given the carry back availability, reversal of existing temporary differences and future taxable income. With respect to deferred tax assets associated with unrealized losses on fixed-maturity securities, management has the ability and intent to execute a tax planning strategy to hold those securities to recovery or maturity to the extent not matched with realized capital gains or available carry back to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.
The Company did not have any material uncertain tax positions in 2025 or 2024. Management is not aware of any events that would give rise to any material uncertain tax positions.

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
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	December 31,
	2025	2024	2023
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,285,668	$1,692,875	$1,238,402
Less: reinsurance recoverable on unpaid losses	323,060	241,357	177,039
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	1,962,608	1,451,518	1,061,363
Incurred losses and loss adjustment expenses:
Current year	953,510	810,554	635,993
Prior years	(62,817)	(37,655)	(35,774)
Total net losses and loss adjustment expenses incurred	890,693	772,899	600,219
Payments:
Current year	64,288	49,747	38,565
Prior years	279,499	212,062	171,499
Total payments	343,787	261,809	210,064
Net reserves for unpaid losses and loss adjustment expenses, end of year	2,509,514	1,962,608	1,451,518
Reinsurance recoverable on unpaid losses, net of allowance	381,356	323,060	241,357
Gross reserves for unpaid losses and loss adjustment expenses, end of year	$2,890,870	$2,285,668	$1,692,875

During the year ended December 31, 2025, prior accident years developed favorably by $62.8 million, of which $70.9 million was attributable to the 2020 through 2024 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the property lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2016 through 2019 accident years and adjustments to actuarial assumptions in the 2020 through 2024 accident years to reflect inflation uncertainty around construction defect exposures.

Current accident year incurred losses and loss adjustment expenses for the year ended December 31, 2025 included $30.4 million of net catastrophe losses primarily related to the Palisades Fire.
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
During the year ended December 31, 2023, prior accident years developed favorably by $35.8 million, of which $49.0 million was attributable to the 2021 and 2022 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development largely from the 2017 and 2019 accident years due to construction defect claims that are more exposed to inflation.
Incurred and Paid Claims Development
The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The development and claims duration tables below exclude commuted multi-line quota-share reinsurance treaty ("MLQS") contracts, which would distort development patterns related to those transactions. Cumulative number of reported claims is reported on a per claim basis.
The information about incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as unaudited supplementary information.
Property

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					December 31, 2025
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2021	$36,531	$33,518	$29,750	$31,392	$30,340	$—	1,148
2022		67,127	53,676	53,527	52,311	2,917	2,349
2023			75,517	54,503	43,569	12,150	999
2024				112,051	83,016	26,458	1,483
2025					129,580	75,567	917
				Total	$338,816

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
	($ in thousands)
2021	$14,268	$21,257	$27,324	$30,200	$30,332
2022		33,004	46,965	48,030	48,784
2023			20,267	26,434	28,734
2024				31,303	46,611
2025					42,491
				Total	196,952
		All outstanding liabilities before 2021, net of reinsurance			505
		Liabilities for claims and claim adjustment expenses, net of reinsurance			$142,369
Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5
Property	45.4%	20.6%	9.1%	5.5%	0.4%

Casualty - Claims Made

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										December 31, 2025
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2016	$19,170	$14,693	$14,675	$14,322	$13,583	$13,602	$13,228	$12,707	$12,703	$12,701	$10	314
2017		18,116	17,097	16,120	15,794	14,989	13,698	13,471	12,840	12,836	35	372
2018			22,429	20,234	18,612	17,057	14,411	14,272	14,186	14,789	562	467
2019				34,693	29,056	26,426	24,489	21,788	22,839	22,615	1,314	567
2020					55,630	44,641	38,287	33,667	28,877	26,257	2,689	789
2021						84,018	66,191	52,935	36,710	32,389	11,658	1,091
2022							101,064	81,394	60,873	56,758	21,721	1,251
2023								115,858	91,516	83,123	43,710	1,498
2024									123,511	113,003	76,532	1,610
2025										140,071	122,573	1,629
									Total	$514,542

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
	($ in thousands)
2016	$1,158	$3,015	$6,907	$9,839	$11,381	$12,105	$12,299	$12,691	$12,691	$12,691
2017		340	4,897	8,252	10,484	11,357	12,235	12,335	12,779	12,792
2018			507	5,030	8,931	10,330	11,205	12,623	13,247	13,329
2019				2,487	6,005	10,123	14,476	15,406	16,598	19,010
2020					1,002	7,446	12,551	18,589	22,445	23,356
2021						1,146	8,437	12,895	16,294	19,634
2022							3,052	12,381	24,033	28,758
2023								4,830	16,895	31,206
2024									6,755	23,330
2025										4,864
									Total	188,970
	All outstanding liabilities before 2016, net of reinsurance									21
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$325,593
Casualty - Occurrence

	Incurred Claims and Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										December 31, 2025
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	($ in thousands)
2016	$61,440	$55,680	$53,549	$55,534	$57,401	$60,861	$64,612	$65,323	$65,025	$65,469	$4,441	1,715
2017		71,126	67,151	68,985	70,641	71,117	69,911	76,715	79,203	81,696	7,158	2,344
2018			86,157	78,331	78,386	83,952	93,215	97,005	101,939	103,208	10,494	2,710
2019				112,266	109,994	108,138	107,480	115,681	120,003	124,190	19,181	2,708
2020					154,619	136,212	131,082	135,045	140,203	142,565	53,064	3,451
2021						200,598	190,879	193,722	204,787	206,475	105,695	3,542
2022							272,692	271,399	287,977	292,377	162,331	4,350
2023								372,245	372,413	379,978	279,930	4,792
2024									490,719	489,026	430,927	4,329
2025										581,722	559,623	2,959
									Total	$2,466,706

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
	($ in thousands)
2016	$1,099	$6,015	$17,225	$28,924	$34,437	$43,311	$51,533	$55,595	$57,421	$60,165
2017		1,581	9,352	22,407	37,736	46,025	52,069	61,108	66,435	70,258
2018			2,638	10,995	22,860	35,138	54,441	72,174	82,927	88,652
2019				3,944	16,687	30,518	46,478	69,384	84,496	98,239
2020					2,400	8,673	17,805	32,606	55,548	78,929
2021						3,205	12,944	31,494	57,465	84,691
2022							4,658	23,084	56,201	103,263
2023								4,329	21,930	65,628
2024									6,032	31,578
2025										5,078
									Total	686,481
			All outstanding liabilities before 2016, net of reinsurance							9,093
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,789,318

Historical Claims Duration
The following is supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty - claims made	5.4%	21.0%	21.5%	15.9%	9.0%	6.2%	4.3%	2.4%	0.1%	—%
Casualty - occurrence	1.7%	6.7%	11.7%	14.3%	14.2%	13.3%	11.3%	6.1%	3.7%	4.2%

Reconciliation of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2025
Net outstanding liabilities
Property	$142,369
Casualty - claims made	325,593
Casualty - occurrence	1,789,318
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	2,257,280

Reinsurance recoverable on unpaid claims
Property	112,836
Casualty - claims made	22,702
Casualty - occurrence	246,890
Allowance for credit losses	(1,072)
Total reinsurance recoverable on unpaid claims	381,356
Unallocated claims adjustment expenses	251,162
Allowance for credit losses	1,072
Gross liability for unpaid claims and claim adjustment expense	$2,890,870

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
The following table summarizes the effect of reinsurance on premiums written and earned:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Written:
Direct	$1,977,171	$1,870,341	$1,568,815
Ceded	(361,154)	(392,993)	(304,185)
Net written	$1,616,017	$1,477,348	$1,264,630

Earned:
Direct	$1,945,225	$1,743,243	$1,367,141
Ceded	(369,383)	(392,773)	(294,604)
Net earned	$1,575,842	$1,350,470	$1,072,537
Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $121.9 million, $125.4 million and $115.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Reinsurance balances
The following table presents reinsurance recoverables on paid and unpaid losses as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables on paid losses	$12,973	$14,831
Reinsurance recoverables on unpaid losses	381,356	323,060
Reinsurance recoverables	$394,329	$337,891
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. All reinsurance recoverables are from companies with A.M. Best ratings of "A-" (Excellent) or better. To further reduce credit exposure to reinsurance recoverable balances, the Company has received letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company recorded an allowance for credit losses of $1.1 million and $0.9 million related to its reinsurance balances at December 31, 2025 and 2024, respectively; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in future charges.
At December 31, 2025, reinsurance recoverables on paid and unpaid losses from the Company’s five largest reinsurers were $95.8 million, $46.3 million, $37.9 million, $30.8 million and $24.6 million, representing 59.7% of the total balance.
At December 31, 2025, unearned premiums ceded to five reinsurers were $9.8 million, $5.3 million, $4.7 million, $4.5 million and $4.0 million representing 63.7% of the total balance.

9.     Stockholders’ equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock issued or outstanding at December 31, 2025 or 2024.
Treasury Stock
In October 2024, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $100.0 million of the Company's common stock. This share repurchase program was exhausted in October 2025.
In December 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the repurchase of up to $250.0 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time.
The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. The Company recorded excise taxes payable of $0.6 million for the year ended December 31, 2025. There were no excise taxes imposed for the year ended December 31, 2024.
Equity-based Compensation
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
No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. There were no shares granted under the 2025 Incentive Plan during the year ended December 31, 2025.
The Company recognized total equity-based compensation expense of $17.9 million, $14.1 million and $9.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

A summary of option activity as of December 31, 2025 and changes during the year then ended is presented below:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	118,468	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(42,554)	16.00
Outstanding at December 31, 2025	75,914	$16.00	0.6	$28,477
Exercisable at December 31, 2025	75,914	$16.00	0.6	$28,477

The total intrinsic value of options exercised was $18.7 million during the year ended December 31, 2025 and $38.2 million during the year ended December 31, 2024.
Restricted Stock Awards
During 2025, the Board of Directors approved, and the Company granted, restricted stock awards under the 2016 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company’s common stock on the grant date or, if no common stock was traded on the grant date, the last preceding date for which there was a sale of common stock. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends. Unvested restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity under the equity compensation plans for the year ended is as follows:

	December 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested outstanding at the beginning of the period	110,123	$366.73
Granted	59,963	$433.62
Vested	(43,685)	$322.04
Forfeited	(2,351)	$390.17
Nonvested outstanding at the end of the period	124,050	$414.36
Employees surrender restricted stock awards to pay for withholding tax obligations resulting from any vesting of those awards. During the year ended December 31, 2025, restricted stock awards withheld for taxes in connection with the vesting of those awards totaled 14,536.
The per share weighted average grant-date fair value of the Company's restricted stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $433.62, $502.43 and $313.35, respectively. The fair value of restricted stock awards that vested during the year ended December 31, 2025, 2024 and 2023 was $19.0 million, $20.0 million and $12.8 million, respectively. As of December 31, 2025, the Company had $35.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
Subsequent Events
The Board of Directors granted 4,140 restricted stock awards on January 1, 2026 under the 2025 Incentive Plan to the Company’s directors. The restricted stock awards had a fair value on the date of grant of $391.12 per share and will vest on the first anniversary date of the grant.

On February 4, 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share of common stock. This dividend is payable on March 12, 2026 to all stockholders of record on February 26, 2026.

10.    Earnings per share
The following table represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net income	$503,614	$414,843	$308,093

Weighted average common shares outstanding - basic	23,140	23,153	23,045
Dilutive effect of shares issued under stock compensation arrangements:
Stock options	89	136	214
Restricted stock awards	30	43	48
Total dilutive effect of shares issued under stock compensation arrangements	119	179	262
Weighted average common shares outstanding - diluted	23,259	23,332	23,307

Earnings per common share:
Basic	$21.76	$17.92	$13.37
Diluted	$21.65	$17.78	$13.22

There were 56,000, 43,000 and 1,000 anti-dilutive stock awards for the years ended December 31, 2025, 2024 and 2023.
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

Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement provides the Company with a $100.0 million senior unsecured revolving credit facility (the "Credit Facility"), with the option to increase the aggregate commitment by $30.0 million. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). During the year ended December 31, 2025, the Company drew down $40.0 million from the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2025, the annual weighted-average interest rate of borrowings under the Credit Facility was 5.83%.
The following table presents the Company's outstanding debt as of December 31, 2025 and 2024:

	Issuance	Maturities	December 31, 2025	December 31, 2024
			(in thousands)
Credit Facility	Various	7/22/2027	$51,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,603)	(1,878)
Total debt			$224,397	$184,122
Interest paid under both agreements totaled $10.4 million, $10.3 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the future principal payments on outstanding debt as of December 31, 2025:

Years Ending December 31,	Senior Notes	Credit Facility	Total
	(in thousands)
2026	$—	$—	$—
2027	—	51,000	51,000
2028	—	—	—
2029	—	—	—
2030	35,000	—	35,000
2031 and thereafter	140,000	—	140,000
Total principal payments	$175,000	$51,000	$226,000
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. In December 2025, the covenants limiting restricted payments under the Note Purchase Agreement and Amended and Restated Credit Agreement were amended to allow the Company to make restricted payments so long as at the time of the declaration of such restricted payment, no event of default under the Note Purchase Agreement has occurred and is continuing or would arise after giving effect, on a pro forma basis, to such restricted payment if such restricted payment were to be made at such time of declaration.
As of December 31, 2025, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.

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
On October 31, 2025, the Georgia Court of Appeals vacated the $140 million judgment and ordered a full retrial after it found that the trial court incorrectly charged the jury on the applicable law. On December 29, 2025, the plaintiff filed a petition requesting that the Georgia Supreme Court review the Georgia Court of Appeal’s decision. The Georgia Supreme Court has the discretion to either accept or deny the Plaintiff’s request to hear the case.
Venetian Hills was a policyholder of a $1 million general liability policy issued by Kinsale Insurance. The Company believes exclusions in the policy apply to the claim and intends to defend any action related to this proceeding vigorously. The Company does not expect a resolution as to the Company’s liability, if any, with respect to this matter in the foreseeable future, and potentially for multiple years.
The Company does not believe this legal proceeding will have a material adverse effect on its results of operations or business. The Company believes adequate provision has been made in its consolidated financial statements and its existing reserves account for liabilities to the Company relating to claims such as this legal proceeding.

13.    Employee benefit plan
The Company has established a defined contribution employee retirement plan ("Plan") in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $5.8 million, $5.0 million and $3.8 million in 2025, 2024 and 2023, respectively.

14.     Other comprehensive income (loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ending December 31,
	2025	2024	2023
	(in thousands)
Unrealized gains (losses) on fixed-maturity securities arising during the period, before income taxes:	$86,490	$(2,921)	$49,384
Income tax (expense) benefit	(18,163)	613	(10,371)
Unrealized gains (losses) arising during the period, net of income taxes	68,327	(2,308)	39,013
Less reclassification adjustment:
Net realized investment gains (losses) on available-for-sale investments	2,297	(170)	(1,443)
Income tax (expense) benefit	(482)	36	303
Reclassification adjustment included in net income	1,815	(134)	(1,140)
Change in allowance for credit losses on investments, before income taxes	(2)	526	(187)
Income tax (expense) benefit	—	(111)	39
Reclassification adjustment included in net income	(2)	415	(148)
Other comprehensive income (loss)	$66,514	$(2,589)	$40,301

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Net earned premiums	$1,575,842	$1,350,470	$1,072,537
Fee income	40,714	34,118	27,026
Net investment income	192,192	150,287	102,335
Change in fair value of equity securities	58,836	43,367	15,277
Net realized investment gains	4,390	6,831	6,040
Change in allowance for credit losses on investments	(2)	526	(187)
Other income (1)	2,015	1,926	1,421
Total revenues	1,873,987	1,587,525	1,224,449
Expenses:
Losses and loss adjustment expenses - current year	923,160	785,036	631,407
Losses and loss adjustment expenses - catastrophes	30,350	25,518	4,586
Losses and loss adjustment expenses - prior year development	(62,817)	(37,655)	(35,774)
Net commissions incurred	166,802	134,184	113,717
Salaries, employee benefits and bonus expense	128,917	109,319	85,689
Credit loss expense - premiums receivable	10,503	17,397	9,790
Depreciation (2)	4,777	4,686	2,655
Interest expense	10,646	10,134	10,301
Other segment items (3)	27,347	24,190	18,061
Income tax expense	130,688	99,873	75,924
Segment net income	503,614	414,843	308,093
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$503,614	$414,843	$308,093
(1) Other income primarily includes income generated from the Company's real estate operations.
(2) Excludes depreciation expense allocated to loss adjustment expenses and investment expenses
(3) Other segment items primarily includes other general and administrative expenses such as technology costs, facility expenses and audit and inspection costs.

Gross written premiums by underwriting division are presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Commercial:
Commercial Property	$374,451	$456,170	$411,956
Excess Casualty	276,998	245,137	194,049
General Casualty	207,888	169,162	118,745
Small Business Casualty	202,412	195,593	174,080
Construction	147,601	148,558	137,902
Small Business Property	102,413	76,800	43,893
Allied Health	96,982	83,058	67,808
Entertainment	70,049	55,168	36,566
Products Liability	67,883	67,035	61,786
Commercial Auto	48,721	35,047	19,050
Energy	46,102	42,710	38,637
Excess Professional	41,453	32,633	24,033
Life Sciences	35,284	36,252	41,379
Inland Marine	33,525	27,184	18,669
Professional Liability	33,091	35,104	36,087
Environmental	31,559	30,372	25,938
Health Care	25,821	23,179	20,378
Management Liability	18,582	21,705	26,617
Public Entity	18,121	20,047	20,027
Agribusiness - Casualty	13,671	5,850	2,309
Aviation	9,659	8,591	6,453
Agribusiness - Property	8,669	—	—
Ocean Marine	3,761	3,655	2,339
Product Recall	2,686	2,397	1,637
Total commercial	1,917,382	1,821,407	1,530,338
Personal:
High Value Homeowners	36,062	26,844	14,295
Personal Insurance	23,727	22,090	24,182
Total personal	59,789	48,934	38,477
Total	$1,977,171	$1,870,341	$1,568,815

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
Small Business Property underwrites Commercial Property coverage for smaller properties, generally with total insured values not exceeding $5.0 million, including banks, daycare centers, strip malls, and greenhouses, among others.
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
Commercial Auto underwrites garage liability and excess auto coverages.
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
Agribusiness Casualty underwrites general liability coverage for operations, manufacturers and land related to the agriculture industry.
Aviation underwrites general liability coverage for small-to-medium sized aviation-related businesses.
Agribusiness Property underwrites property and excess liability coverage for a wide variety of agricultural-related occupancies and equipment.

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
The Company does business with three unaffiliated insurance brokers that generated $371.2 million, $339.0 million and $231.2 million of gross written premiums for the year ended December 31, 2025, representing 18.8%, 17.1% and 11.7% of gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the year ended December 31, 2025.

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
Statutory net income and statutory capital and surplus for Kinsale Insurance as of December 31, 2025, 2024, and 2023 and for the years then ended are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Statutory net income	$447,965	$357,896	$259,042
Statutory capital and surplus	$1,933,169	$1,525,851	$1,167,382

Kinsale Insurance is subject to risk-based capital ("RBC") requirements. RBC is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC is calculated using various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC are required to take specified actions. At December 31, 2025 and 2024, actual statutory capital and surplus for Kinsale Insurance substantially exceeded the regulatory requirements.
Dividend payments to Kinsale from Kinsale Insurance are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Arkansas. The maximum dividend distribution is limited by Arkansas law to the greater of 10% of policyholder surplus as of December 31 of the previous year or statutory net income, not including realized capital gains, for the previous calendar year. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on its business. The maximum dividend distribution that can be paid by Kinsale Insurance during 2026 without prior approval is $444.3 million.

Schedule I
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value (if applicable)	Amount at which shown on Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$874	$874
Obligations of states, municipalities and political subdivisions	146,222	127,860	127,860
Corporate and other securities	1,711,348	1,713,888	1,713,888
Asset-backed securities	582,780	588,519	588,519
Residential mortgage-backed securities	1,491,642	1,459,270	1,459,270
Commercial mortgage-backed securities	449,872	451,039	451,039
Total fixed maturities	4,382,725	4,341,450	4,341,450
Equity securities:
Common stocks:
ETFs (industrial, miscellaneous and all other)	104,371	185,523	185,523
Banks, trust and insurance companies	72,292	90,878	90,878
Industrial, miscellaneous and all other	281,325	325,898	325,898
Non-redeemable preferred stock	24,938	24,100	24,100
Total equity securities	482,926	626,399	626,399
Short-term investments	3,864	3,864	3,864
Real estate investments (none acquired in satisfaction of debt)	55,236		55,236
Total investments	$4,924,751		$5,026,949

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company Only)

	December 31,
	2025	2024
	(in thousands)
Assets
Cash and cash equivalents	$49,969	$12,336
Due from subsidiaries	33,941	52,296
Investment in subsidiaries	2,103,519	1,604,811
Deferred income tax asset, net	2,388	2,527
Other assets	648	664
Total assets	$2,190,465	$1,672,634

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$2,752	$2,001
Income taxes payable	3,603	2,842
Debt	224,397	184,122
Other liabilities	130	108
Total liabilities	230,882	189,073

Stockholders’ equity:
Common stock	234	233
Additional paid-in capital	373,681	361,398
Retained earnings	1,716,945	1,229,136
Accumulated other comprehensive loss	(30,692)	(97,206)
Treasury stock, at cost	(100,585)	(10,000)
Stockholders’ equity	1,959,583	1,483,561
Total liabilities and stockholders’ equity	$2,190,465	$1,672,634

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company Only)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Management fees from subsidiaries	$20,822	$16,769	$11,918
Net investment income	1,186	641	—
Total revenues	22,008	17,410	11,918

Expenses:
Operating expenses	21,938	17,193	13,007
Interest expense	10,646	10,134	10,301
Other expenses	—	615	—
Total expenses	32,584	27,942	23,308
Loss before income taxes	(10,576)	(10,532)	(11,390)
Income tax benefit	(6,996)	(12,346)	(7,324)
(Loss) income before equity in net income of subsidiaries	(3,580)	1,814	(4,066)
Equity in undistributed earnings of subsidiaries	507,194	413,029	312,159
Net income	503,614	414,843	308,093

Other comprehensive income (loss):
Equity in other comprehensive income (losses) of subsidiaries	66,514	(2,589)	40,301
Total comprehensive income	$570,128	$412,254	$348,394

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities
Net income	$503,614	$414,843	$308,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense (benefit)	139	(854)	(372)
Stock compensation expense	17,884	14,146	9,361
Equity in undistributed earnings of subsidiaries	(507,194)	(413,029)	(312,159)
Changes in operating assets and liabilities	18,645	(25,795)	55,893
Current taxes payable	761	(359)	—
Change in accounts payable and accrued expenses	164	(41)	—
Dividends received from subsidiary	105,000	47,000	—
Net cash provided by operating activities	139,013	35,911	60,816

Investing activities
Contributions to subsidiary	(30,000)	(11,000)	(50,000)
Net cash used in investing activities	(30,000)	(11,000)	(50,000)

Financing activities
Proceeds from credit facility	40,000	—	—
Proceeds from notes payable	—	—	50,000
Repayment of credit facility	—	—	(62,000)
Debt issuance costs	—	—	(164)
Payroll taxes withheld and remitted on share-based payments	(6,281)	(7,047)	(4,282)
Common stock issued, stock options exercised	681	1,330	877
Dividends paid	(15,782)	(13,940)	(12,954)
Treasury stock acquired — share repurchases	(89,998)	(10,000)	—
Net cash used in financing activities	(71,380)	(29,657)	(28,523)
Net change in cash and cash equivalents	37,633	(4,746)	(17,707)
Cash and cash equivalents at beginning of year	12,336	17,082	34,789
Cash and cash equivalents at end of year	$49,969	$12,336	$17,082
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
Credit Agreement
On July 22, 2022, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (collectively, the "Lenders"). The Amended and Restated Credit Agreement provides the Company with a $100.0 million senior unsecured revolving credit facility (the "Credit Facility"), with the option to increase the aggregate commitment by $30.0 million. The Company is required to pay a Commitment Fee Rate (as defined therein) of 0.25% on the average daily amount of the Available Revolving Commitment (as defined therein). Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes (which may include, without limitation, to fund future growth, to finance working capital needs, to fund capital expenditures, and to refinance, redeem or repay indebtedness). During the year ended December 31, 2025, the Company drew down $40.0 million from the Credit Facility.
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the year ended December 31, 2025, the annual weighted-average interest rate of borrowings under the Credit Facility was 5.83%.
The following table presents the Company's outstanding debt as of December 31, 2025 and 2024:

	Issuance	Maturities	December 31, 2025	December 31, 2024
			(in thousands)
Credit Facility	Various	7/22/2027	$51,000	$11,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,603)	(1,878)
Total debt			$224,397	$184,122
Interest paid under both agreements totaled $10.4 million, $10.3 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the future principal payments on outstanding debt as of December 31, 2025:

Years Ending December 31,	Senior Notes	Credit Facility	Total
	(in thousands)
2026	$—	$—	$—
2027	—	51,000	51,000
2028	—	—	—
2029	—	—	—
2030	35,000	—	35,000
2031 and thereafter	140,000	—	140,000
Total principal payments	$175,000	$51,000	$226,000
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. In December 2025, the covenants limiting restricted payments under the Note Purchase Agreement and Amended and Restated Credit Agreement were amended to allow the Company to make restricted payments so long as at the time of the declaration of such restricted payment, no event of default under the Note Purchase Agreement has occurred and is continuing or would arise after giving effect, on a pro forma basis, to such restricted payment if such restricted payment were to be made at such time of declaration.

As of December 31, 2025, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
Dividends from subsidiary
Cash dividends paid to Kinsale Capital Group, Inc. by its wholly-owned subsidiary, Kinsale Insurance Company, were $105.0 million and $47.0 million for the years ended December 31, 2025 and 2024. There were no cash dividends paid by the insurance subsidiary for the year ended December 31, 2023.
Contingencies
Liabilities for loss contingencies, arising from non-insurance policy claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Schedule V
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
(in thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Amounts Written Off or Disposals	Balance at End of Period

Year Ended December 31, 2025:
Allowance for premiums receivable	$26,926	$10,503	$10,101	$27,328
Valuation allowance for deferred tax assets	9,066	1,053	—	10,119
Allowance for reinsurance recoverables	932	140	—	1,072
Allowance for credit losses on fixed-maturity investments	27	16	14	29

Year Ended December 31, 2024:
Allowance for premiums receivable	13,383	17,397	3,854	26,926
Valuation allowance for deferred tax assets	6,182	2,884	—	9,066
Allowance for reinsurance recoverables	744	188	—	932
Allowance for credit losses on fixed-maturity investments	553	(47)	479	27

Year Ended December 31, 2023:
Allowance for premiums receivable	8,067	9,790	4,474	13,383
Valuation allowance for deferred tax assets	5,188	994	—	6,182
Allowance for reinsurance recoverables	459	285	—	744
Allowance for credit losses on fixed-maturity investments	366	199	12	553

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company's Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2025 are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Departure of Director or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 23, 2025, Brian D. Haney, the Company's President and Chief Operating Officer and a member of the Company's Board of Directors, will retire as President and Chief Operating Officer effective March 2, 2026. On February 13, 2026, the Company entered into a Senior Advisor Memorandum of Understanding (the "MOU") with Mr. Haney pursuant to which Mr. Haney will provide advisory and consulting services to the Company following his retirement as President and Chief Operating Officer. The MOU will become effective on March 3, 2026.
Pursuant to the MOU, Mr. Haney will serve as a Senior Advisor to the Company for a term of one year, unless earlier terminated in accordance with its terms. During the term, Mr. Haney will provide advisory and consulting services to the Company, primarily focused on investor relations matters. In consideration for these services, the Company will pay Mr. Haney an annual consulting fee of $500,000, payable in equal monthly installments. The Company will also reimburse Mr. Haney for reasonable out-of-pocket expenses incurred in connection with the performance of services under the MOU.
The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the full text of the MOU, a copy of which is filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.10.
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our directors and executive officers are required to be made in accordance with our Policy on the Prevention of Insider Trading and Selective Disclosure (the "Insider Trading Policy"), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.
During the fourth quarter of 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.3+	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2018)
10.4+	Kinsale Capital Group, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.5+	Form of Restricted Share Award Agreement(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2025)
10.6+
Employment and Arbitration Agreement, dated as of June 4, 2009 between Kinsale Management, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed with the SEC on July 1, 2016)

10.7
Form of Indemnification Agreement between Kinsale Capital Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 18, 2016)

10.8
Note Purchase and Private Shelf Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., PGIM, Inc. and the purchasers of the Notes named in the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.8a
First Amendment to the Note Purchase and Private Shelf Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)

10.8b
Second Amendment to the Note Purchase and Private Shelf Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q filed with the SEC on October 24, 2024)

10.8c
Third Amendment to the Note Purchase and Private Shelf Agreement, dated as of December 11, 2025, among Kinsale Capital Group, Inc., PGIM, Inc. and the other noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2025)

10.9
Amended and Restated Credit Agreement, dated as of July 22, 2022, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, Truist Bank, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022)

10.9a
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 18, 2023, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)

10.9b
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 22, 2024, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 10-Q filed with the SEC on October 24, 2024)

10.9c
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of December 11, 2025, among Kinsale Capital Group, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, Truist Bank, as lender, and CIBC Bank USA, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2025)

10.10+	Senior Advisor Memorandum of Understanding, dated as of March 3, 2026 between Kinsale Management, Inc. and Brian D. Haney
19	Policy on the Prevention of Insider Trading and Selective Disclosure (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2025)
21.1	List of subsidiaries of Kinsale Capital Group, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2024)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+    Compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2026.

KINSALE CAPITAL GROUP, INC.
By: /s/ Michael P. Kehoe Michael P. Kehoe Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kehoe	Chairman and Chief Executive Officer	February 20, 2026
Michael P. Kehoe	(Principal Executive Officer)

/s/ Bryan P. Petrucelli	Executive Vice President, Chief Financial Officer and Treasurer	February 20, 2026
Bryan P. Petrucelli	(Principal Financial Officer)

/s/ Christopher R. Tangard	Senior Vice President, Chief Accounting Officer	February 20, 2026
Christopher R. Tangard	(Principal Accounting Officer)

/s/ Steven J. Bensinger	Director	February 20, 2026
Steven J. Bensinger

/s/ Teresa P. Chia	Director	February 20, 2026
Teresa P. Chia

/s/ Mary Jane B. Fortin	Director	February 20, 2026
Mary Jane B. Fortin

/s/ Robert V. Hatcher, III	Director	February 20, 2026
Robert V. Hatcher, III

/s/ Brian D. Haney	Director	February 20, 2026
Brian D. Haney

/s/ Anne C. Kronenberg	Director	February 20, 2026
Anne C. Kronenberg

/s/ Robert Lippincott III	Director	February 20, 2026
Robert Lippincott III

/s/ Frederick L. Russell, Jr.	Director	February 20, 2026
Frederick L. Russell, Jr.

/s/ Gregory M. Share	Director	February 20, 2026
Gregory M. Share