Form 10-Q
period 2026-03-31
Kinsale Capital Group, Inc.
filed 2026-04-23
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at April 17, 2026: 23,062,819

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
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations; and
•the other risks and uncertainties discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2026	2025
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,488,146, allowance for credit losses: $56 – 2026; $4,382,725 and $29 – 2025)	$4,402,650	$4,341,450
Equity securities, at fair value (cost: $509,424 – 2026; $482,926 – 2025)	644,541	626,399
Real estate investments, net	54,952	55,236
Short-term investments	—	3,864
Total investments	5,102,143	5,026,949
Cash and cash equivalents	223,263	163,361
Investment income due and accrued	29,999	30,971
Premiums and fees receivable, net of allowance for credit losses of $28,339 – 2026; $27,328 – 2025	128,574	124,593
Reinsurance recoverables, net of allowance for credit losses of $1,032 – 2026; $1,072 – 2025	413,242	394,329
Ceded unearned premiums	43,866	44,506
Deferred policy acquisition costs, net of ceding commissions	119,165	118,737
Intangible assets	3,538	3,538
Deferred income tax asset, net	53,725	42,191
Other assets	97,955	94,386
Total assets	$6,215,470	$6,043,561

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$3,063,156	$2,890,870
Unearned premiums	856,157	860,394
Payable to reinsurers	33,454	34,385
Accounts payable and accrued expenses	22,354	66,301
Debt	224,466	224,397
Other liabilities	48,537	7,631
Total liabilities	4,248,124	4,083,978

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,461,779 and 23,061,075 shares issued and outstanding at March 31, 2026; 23,380,413 and 23,145,751 shares issued and outstanding at December 31, 2025	235	234
Additional paid-in capital	372,439	373,681
Retained earnings	1,823,733	1,716,945
Accumulated other comprehensive loss	(65,605)	(30,692)
Treasury stock, at cost (400,704 shares – 2026, 234,662 – 2025)	(163,456)	(100,585)
Total stockholders’ equity	1,967,346	1,959,583
Total liabilities and stockholders’ equity	$6,215,470	$6,043,561
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Revenues:
Gross written premiums	$482,018	$484,275
Ceded written premiums	(78,756)	(102,570)
Net written premiums	403,262	381,705
Change in unearned premiums	3,597	(15,915)
Net earned premiums	406,859	365,790
Fee income	10,995	9,559
Net investment income	55,423	43,819
Change in the fair value of equity securities	(8,356)	3,038
Net realized investment gains	1,719	537
Change in allowance for credit losses on investments	(27)	(20)
Other income	96	674
Total revenues	466,709	423,397

Expenses:
Losses and loss adjustment expenses	235,119	232,976
Underwriting, acquisition and insurance expenses	88,234	74,912
Interest expense	3,167	2,538
Other expenses	529	660
Total expenses	327,049	311,086
Income before income taxes	139,660	112,311
Total income tax expense	27,106	23,084
Net income	112,554	89,227
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(34,913)	26,382
Total comprehensive income	$77,641	$115,609

Earnings per share:
Basic	$4.90	$3.85
Diluted	$4.88	$3.83

Weighted-average shares outstanding:
Basic	22,975	23,170
Diluted	23,057	23,313

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2025	23,145,751	$234	$373,681	$1,716,945	$(30,692)	$(100,585)	$1,959,583
Issuance of common stock under stock-based compensation plan	98,649	1	510	—	—	—	511
Stock-based compensation expense	—	—	4,982	—	—	—	4,982
Restricted shares withheld for taxes	(17,283)	—	(6,734)	—	—	—	(6,734)
Dividends declared ($0.25 per share)	—	—	—	(5,766)	—	—	(5,766)
Other comprehensive loss, net of tax	—	—	—	—	(34,913)	—	(34,913)
Net income	—	—	—	112,554	—	—	112,554
Treasury stock acquired – share repurchases	(166,042)	—	—	—	—	(62,871)	(62,871)
Balance at March 31, 2026	23,061,075	$235	$372,439	$1,823,733	$(65,605)	$(163,456)	$1,967,346

Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	$234	$359,154	$1,314,410	$(70,824)	$(19,999)	$1,582,975

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating activities:
Net cash provided by operating activities	$248,869	$229,779

Investing activities:
Purchase of property and equipment	(7,550)	(12,139)
Change in short-term investments, net	3,874	(34,999)
Purchases – fixed-maturity securities	(361,756)	(369,457)
Purchases – equity securities	(33,137)	(42,710)
Sales – fixed-maturity securities	182,746	106,974
Sales – equity securities	8,583	11,585
Maturities and calls – fixed-maturity securities	92,808	144,678
Other	—	15,107
Net cash used in investing activities	(114,432)	(180,961)

Financing activities:
Payroll taxes withheld and remitted on share-based payments	(6,734)	(6,248)
Proceeds from stock options exercised	511	235
Dividends paid	(5,812)	(3,993)
Treasury stock acquired – share repurchases	(62,500)	(9,999)
Net cash used in financing activities	(74,535)	(20,005)
Net change in cash and cash equivalents	59,902	28,813
Cash and cash equivalents at beginning of year	163,361	113,213
Cash and cash equivalents at end of period	$223,263	$142,026
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies
Basis of presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Kinsale Capital Group, Inc. and its subsidiaries ("the Company") included in the Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Prospective accounting pronouncements
Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$864	$8	$(4)	$—	$868
Obligations of states, municipalities and political subdivisions	142,303	50	(18,329)	(2)	124,022
Corporate and other securities	1,748,210	12,947	(33,794)	(54)	1,727,309
Asset-backed securities	569,696	3,871	(1,135)	—	572,432
Residential mortgage-backed securities	1,557,832	1,968	(49,554)	—	1,510,246
Commercial mortgage-backed securities	469,241	1,985	(3,453)	—	467,773
Total fixed-maturity securities	$4,488,146	$20,829	$(106,269)	$(56)	$4,402,650

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$14	$(1)	$—	$874
Obligations of states, municipalities and political subdivisions	146,222	51	(18,410)	(3)	127,860
Corporate and other securities	1,711,348	28,798	(26,232)	(26)	1,713,888
Asset-backed securities	582,780	6,377	(638)	—	588,519
Residential mortgage-backed securities	1,491,642	6,378	(38,750)	—	1,459,270
Commercial mortgage-backed securities	449,872	3,632	(2,465)	—	451,039
Total fixed-maturity securities	$4,382,725	$45,250	$(86,496)	$(29)	$4,341,450
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
At March 31, 2026, the Company's credit loss review resulted in an allowance for credit losses on four securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$29	$27
Increase to allowance from securities for which credit losses were not previously recorded	43	—
Reduction from securities sold during the period	(16)	(12)
Net increase from securities that had an allowance at the beginning of the period	—	32
Ending balance	$56	$47

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$292	$(4)	$—	$—	$292	$(4)
Obligations of states, municipalities and political subdivisions	10,383	(41)	105,304	(18,288)	115,687	(18,329)
Corporate and other securities	470,032	(7,019)	199,059	(26,775)	669,091	(33,794)
Asset-backed securities	210,432	(821)	7,924	(314)	218,356	(1,135)
Residential mortgage-backed securities	995,024	(11,022)	216,395	(38,532)	1,211,419	(49,554)
Commercial mortgage-backed securities	176,241	(1,221)	63,722	(2,232)	239,963	(3,453)
Total fixed-maturity securities	$1,862,404	$(20,128)	$592,404	$(86,141)	$2,454,808	$(106,269)

At March 31, 2026, the Company held 764 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.5 billion and gross unrealized losses of $106.3 million. Of these securities, 446 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of March 31, 2026, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At March 31, 2026, 83.0% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$296	$(1)	$—	$—	$296	$(1)
Obligations of states, municipalities and political subdivisions	1,043	(2)	118,027	(18,408)	119,070	(18,410)
Corporate and other securities	101,385	(597)	239,152	(25,635)	340,537	(26,232)
Asset-backed securities	92,682	(384)	7,759	(254)	100,441	(638)
Residential mortgage-backed securities	387,397	(779)	228,531	(37,971)	615,928	(38,750)
Commercial mortgage-backed securities	103,868	(296)	44,139	(2,169)	148,007	(2,465)
Total fixed-maturity securities	$686,671	$(2,059)	$637,608	$(84,437)	$1,324,279	$(86,496)

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at March 31, 2026 are summarized, by contractual maturity, as follows:

	March 31, 2026
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$19,235	$18,937
Due after one year through five years	834,143	836,800
Due after five years through ten years	776,675	769,362
Due after ten years	261,324	227,100
Asset-backed securities	569,696	572,432
Residential mortgage-backed securities	1,557,832	1,510,246
Commercial mortgage-backed securities	469,241	467,773
Total fixed-maturity securities	$4,488,146	$4,402,650

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Real estate investments
Real estate investments represents directly owned property held for investment purposes. In December 2025, the Company reclassified its former headquarters and related assets to real estate investments. Real estate investments consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	18,112	18,112
Land improvements	474	474
Furniture and fixtures	97	97
Real estate investments	60,945	60,945
Accumulated depreciation	(5,993)	(5,709)
Real estate investments, net	$54,952	$55,236
Net investment income
The following table presents the components of net investment income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest:
Taxable bonds	$51,830	$41,482
Tax exempt municipal bonds	331	356
Cash equivalents and short-term investments	1,404	1,130
Dividends on equity securities	3,171	1,953
Real estate investment income	245	—
Gross investment income	56,981	44,921
Investment expenses	(1,558)	(1,102)
Net investment income	$55,423	$43,819

Investment expenses included depreciation expense related to real estate investments of $0.3 million for the three months ended March 31, 2026. There was no depreciation expense related to real estate investments for the three months ended March 31, 2025 as the depreciable assets were in use by the Company and included in property and equipment.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,550	$773
Realized losses	(1,777)	(791)
Net realized losses from fixed-maturity securities	(227)	(18)

Equity securities:
Realized gains	2,145	2,465
Realized losses	(202)	(1,910)
Net realized gains from equity securities	1,943	555
Realized gains from the sales of short-term investments and cash equivalents	3	—
Net realized investment gains	$1,719	$537
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended March 31, 2026 and 2025, the change in net unrealized gains (losses) for fixed-maturity securities was $(44.2) million and $33.4 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.9 million on deposit with state regulatory authorities at both March 31, 2026 and December 31, 2025.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $16.6 million at March 31, 2026. The Company did not have a payable for investments purchased at December 31, 2025. The payable balance was included in the "other liabilities" line item of the consolidated balance sheet.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$868	$—	$—	$868
Obligations of states, municipalities and political subdivisions	—	124,022	—	124,022
Corporate and other securities	—	1,727,309	—	1,727,309
Asset-backed securities	—	572,432	—	572,432
Residential mortgage-backed securities	—	1,510,246	—	1,510,246
Commercial mortgage-backed securities	—	467,773	—	467,773
Total fixed-maturity securities	868	4,401,782	—	4,402,650

Equity securities:
Exchange-traded funds	184,039	—	—	184,039
Non-redeemable preferred stock	—	20,673	—	20,673
Common stocks	439,829	—	—	439,829
Total equity securities	623,868	20,673	—	644,541
Short-term investments	—	—	—	—
Total	$624,736	$4,422,455	$—	$5,047,191

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$874	$—	$—	$874
Obligations of states, municipalities and political subdivisions	—	127,860	—	127,860
Corporate and other securities	—	1,713,888	—	1,713,888
Asset-backed securities	—	588,519	—	588,519
Residential mortgage-backed securities	—	1,459,270	—	1,459,270
Commercial mortgage-backed securities	—	451,039	—	451,039
Total fixed-maturity securities	874	4,340,576	—	4,341,450

Equity securities:
Exchange-traded funds	185,523	—	—	185,523
Non-redeemable preferred stock	—	24,100	—	24,100
Common stocks	416,776	—	—	416,776
Total equity securities	602,299	24,100	—	626,399
Short-term investments	3,864	—	—	3,864
Total	$607,037	$4,364,676	$—	$4,971,713
There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 or December 31, 2025.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $171.3 million and $173.8 million at March 31, 2026 and December 31, 2025, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at March 31, 2026 and December 31, 2025. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $127.9 million and $45.3 million at March 31, 2026 and December 31, 2025, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$27,328	$26,926
Current period change for estimated uncollectible premiums	1,926	3,124
Write-offs of uncollectible premiums receivable	(915)	(2,051)
Ending balance	$28,339	$27,999

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$118,737	$109,263
Policy acquisition costs deferred:
Direct commissions	71,637	71,474
Ceding commissions	(25,919)	(32,874)
Other underwriting and policy acquisition costs	4,097	3,680
Policy acquisition costs deferred	49,815	42,280
Amortization of net policy acquisition costs	(49,387)	(39,230)
Balance, end of period	$119,165	$112,313
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.
6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Building	$69,896	$66,763
Equipment	5,293	5,375
Software	29,114	27,136
Furniture and fixtures	6,037	6,157
Land improvements	245	129
Construction in progress	692	376
Property and equipment	111,277	105,936
Accumulated depreciation	(17,976)	(16,505)
Total property and equipment, net	$93,301	$89,431

7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$71,399	$68,077
Ceding commissions	(26,145)	(32,397)
Other underwriting expenses	42,980	39,232
Total	$88,234	$74,912
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonus and employee benefits expenses of $32.6 million and $29.2 million for the three months ended March 31, 2026 and 2025, respectively.

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
No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. All shares granted during the three months ended March 31, 2026 were granted under the 2025 Incentive Plan.
The total compensation cost that has been charged against income for share-based compensation arrangements was $5.0 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively.
Restricted Stock Awards
During the three months ended March 31, 2026, the Company granted restricted stock awards under the 2025 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company's shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.

A summary of restricted stock activity for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	124,050	$414.36
Granted	67,203	$390.04
Vested	(49,291)	$378.21
Forfeited	(516)	$426.15
Non-vested outstanding at the end of the period	141,446	$415.22
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the three months ended March 31, 2026, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 17,283.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the three months ended March 31, 2026 and 2025 was $390.04 and $433.62, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2026 and 2025 was $19.2 million and $18.7 million, respectively. As of March 31, 2026, the Company had $56.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.
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
A summary of option activity as of March 31, 2026, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	75,914	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(31,962)	16.00
Outstanding at March 31, 2026	43,952	$16.00	0.3	$14,313
Exercisable at March 31, 2026	43,952	$16.00	0.3	$14,313
The total intrinsic value of options exercised was $11.6 million and $6.3 million during the three months ended March 31, 2026 and 2025, respectively.

9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Net income	$112,554	$89,227

Weighted average common shares outstanding - basic	22,975	23,170
Effect of potential dilutive securities:
Conversion of stock options	61	109
Conversion of restricted stock	21	34
Weighted average common shares outstanding - diluted	23,057	23,313

Earnings per common share:
Basic	$4.90	$3.85
Diluted	$4.88	$3.83
There were 126,000 and 89,000 anti-dilutive stock awards for the three months ended March 31, 2026 and 2025, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 19.4% and 20.6% for the three months ended March 31, 2026 and 2025, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.

11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	March 31,
	2026	2025
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,890,870	$2,285,668
Less: reinsurance recoverable on unpaid losses	381,356	323,060
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	2,509,514	1,962,608
Incurred losses and loss adjustment expenses:
Current year	253,824	247,625
Prior years	(18,705)	(14,649)
Total net losses and loss adjustment expenses incurred	235,119	232,976

Payments:
Current year	3,413	11,869
Prior years	80,812	71,496
Total payments	84,225	83,365
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,660,408	2,112,219
Reinsurance recoverable on unpaid losses	402,748	358,424
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$3,063,156	$2,470,643
During the three months ended March 31, 2026, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2025 developed favorably by $18.7 million, of which $20.6 million was attributable to the 2020 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the property lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2018 and 2019 accident years.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Premiums written:
Direct	$482,018	$484,275
Ceded	(78,756)	(102,570)
Net written	$403,262	$381,705

Premiums earned:
Direct	$486,255	$467,022
Ceded	(79,396)	(101,232)
Net earned	$406,859	$365,790
The following table summarizes ceded losses and loss adjustment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$30,257	$48,927
The following table presents reinsurance recoverables on paid and unpaid losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Reinsurance recoverables on paid losses	$10,494	$12,973
Reinsurance recoverables on unpaid losses, net	402,748	381,356
Reinsurance recoverables, net	$413,242	$394,329

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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the three months ended March 31, 2026, the annual weighted-average interest rate of borrowings under the Credit Facility was 5.45%.
The following table presents the Company's outstanding debt as of March 31, 2026 and December 31, 2025:

	Issuance	Maturity	March 31, 2026	December 31, 2025
			(in thousands)
Credit Facility	Various	7/22/2027	$51,000	$51,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,534)	(1,603)
Total debt			$224,466	$224,397
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of March 31, 2026, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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

14.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(44,448)	$33,357
Income tax benefit (expense)	9,334	(7,005)
Unrealized (losses) gains arising during the period, net of income taxes	(35,114)	26,352
Less reclassification adjustment:
Net realized losses on fixed-maturity securities, before income taxes	(227)	(18)
Income tax benefit	47	4
Reclassification adjustment included in net income	(180)	(14)
Change in allowance for credit losses on investments, before income taxes	(27)	(20)
Income tax benefit	6	4
Reclassification adjustment included in net income	(21)	(16)
Other comprehensive (loss) income	$(34,913)	$26,382
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues:
Net earned premiums	$406,859	$365,790
Fee income	10,995	9,559
Net investment income	55,423	43,819
Change in fair value of equity securities	(8,356)	3,038
Net realized investment gains	1,719	537
Change in allowance for credit losses on investments	(27)	(20)
Other income (1)	96	674
Total revenues	466,709	423,397
Expenses:
Losses and loss adjustment expenses – current year	252,188	225,047
Losses and loss adjustment expenses – catastrophes	1,636	22,578
Losses and loss adjustment expenses – prior year development	(18,705)	(14,649)
Net commissions incurred	45,254	35,680
Salaries, employee benefits and bonus expense	32,615	29,209
Credit loss expense – premiums receivable	1,926	3,124
Depreciation (2)	1,415	1,107
Interest expense	3,167	2,538
Other segment items (3)	7,553	6,452
Income tax expense	27,106	23,084
Segment net income	112,554	89,227
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$112,554	$89,227
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

On October 31, 2025, the Georgia Court of Appeals vacated the $140.0 million judgment and ordered a full retrial after it found that the trial court incorrectly charged the jury on the applicable law. On December 29, 2025, the plaintiff filed a petition requesting that the Georgia Supreme Court review the Georgia Court of Appeal’s decision. The Georgia Supreme Court has the discretion to either accept or deny the plaintiff’s request to hear the case.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first three months of 2026, the percentage breakdown of our gross written premiums was 76.0% casualty and 24.0% property. Our commercial underwriting divisions include Excess Casualty, Commercial Property, General Casualty, Small Business Casualty, Construction, Allied Health, Small Business Property, Products Liability, Entertainment, Commercial Auto, Energy, Excess Professional, Inland Marine, Life Sciences, Environmental, Professional Liability, Health Care, Public Entity, Agribusiness Property, Management Liability, Agribusiness Casualty, Aviation, Ocean Marine, and Product Recall. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.5% of our gross written premiums in the first three months of 2026.
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

Results of Operations
Three months ended March 31, 2026 compared to three months ended March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change

Gross written premiums	$482,018	$484,275	$(2,257)	(0.5)%
Ceded written premiums	(78,756)	(102,570)	23,814	(23.2)%
Net written premiums	$403,262	$381,705	$21,557	5.6%

Net earned premiums	$406,859	$365,790	$41,069	11.2%
Fee income	10,995	9,559	1,436	15.0%
Losses and loss adjustment expenses	235,119	232,976	2,143	0.9%
Underwriting, acquisition and insurance expenses	88,234	74,912	13,322	17.8%
Underwriting income (1)	94,501	67,461	27,040	40.1%
Net investment income	55,423	43,819	11,604	26.5%
Change in fair value of equity securities	(8,356)	3,038	(11,394)	NM
Net realized investment gains	1,719	537	1,182	NM
Change in allowance for credit losses on investments	(27)	(20)	(7)	NM
Interest expense	(3,167)	(2,538)	(629)	24.8%
Other (expense) income, net	(433)	14	(447)	NM
Income before taxes	139,660	112,311	27,349	24.4%
Income tax expense	27,106	23,084	4,022	17.4%
Net income	$112,554	$89,227	$23,327	26.1%

Net operating earnings (2)	$117,818	$86,419	$31,399	36.3%

Loss ratio	56.3%	62.1%
Expense ratio	21.1%	20.0%
Combined ratio (3)	77.4%	82.1%

Annualized return on equity	22.9%	23.3%
Annualized operating return on equity (2)	24.0%	22.5%
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
Overview
Net income was $112.6 million for the three months ended March 31, 2026 compared to $89.2 million for the three months ended March 31, 2025, an increase of 26.1%. The increase in net income for the first three months of 2026 over the same period last year was primarily due to lower catastrophe losses and higher investment income offset in part by a decrease in the fair value of our equity portfolio.
Underwriting income was $94.5 million for the three months ended March 31, 2026 compared to $67.5 million for the three months ended March 31, 2025, an increase of 40.1%. The corresponding combined ratios were 77.4% for the three months ended March 31, 2026 compared to 82.1% for the three months ended March 31, 2025. The increase in underwriting income for the first three months of 2026 compared to the same period last year was primarily due to growth in net earned premiums, lower catastrophe losses and higher favorable development of loss reserves from prior accident years.
Premiums
Gross written premiums were $482.0 million for the three months ended March 31, 2026 compared to $484.3 million for the three months ended March 31, 2025, a decrease of $2.3 million, or 0.5%. The decrease in gross written premiums was primarily due to a 28.3% decline in the Commercial Property Division, one of the Company's largest divisions, driven by continued rate decreases from heightened competition, including from standard carriers. Excluding our Commercial Property Division, gross written premiums grew 6.0% due primarily to continued strong submission flow from brokers across most divisions.
The average premium per policy written was $12,200 in the first three months of 2026 compared to $14,200 in the first three months of 2025. Excluding our Personal Insurance Division, which has a relatively low premium per policy written, the average premium per policy written was $12,600 for the first three months of 2026 and $14,700 for the first three months of 2025. The decrease in average premium per policy for the first three months of 2026 over the same period last year was due to an increase in competition on larger accounts, primarily in our Commercial Property Division.

The following table provides a summary of gross premiums written by division for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change

Commercial:
Excess Casualty	$72,361	$67,473	$4,888	7.2%
Commercial Property	65,558	91,487	(25,929)	(28.3)%
General Casualty	56,390	50,429	5,961	11.8%
Small Business Casualty	49,500	52,407	(2,907)	(5.5)%
Construction	34,009	40,794	(6,785)	(16.6)%
Allied Health	26,529	23,011	3,518	15.3%
Small Business Property	23,817	20,581	3,236	15.7%
Products Liability	20,247	18,405	1,842	10.0%
Entertainment	18,825	14,584	4,241	29.1%
Commercial Auto	14,422	12,533	1,889	15.1%
Energy	13,079	11,448	1,631	14.2%
Excess Professional	10,270	9,916	354	3.6%
Inland Marine	9,682	7,678	2,004	26.1%
Life Sciences	8,826	9,785	(959)	(9.8)%
Environmental	8,255	7,769	486	6.3%
Professional Liability	8,240	9,379	(1,139)	(12.1)%
Health Care	7,801	6,976	825	11.8%
Public Entity	4,488	4,309	179	4.2%
Agribusiness Casualty	4,412	2,935	1,477	50.3%
Management Liability	4,284	4,941	(657)	(13.3)%
Agribusiness Property	4,143	—	4,143	NM
Aviation	2,923	2,463	460	18.7%
Ocean Marine	1,169	781	388	49.7%
Product Recall	799	793	6	0.8%
Total commercial	470,029	470,877	(848)	(0.2)%
Personal:
High Value Homeowners	6,576	8,411	(1,835)	(21.8)%
Personal Insurance	5,413	4,987	426	8.5%
Total personal	11,989	13,398	(1,409)	(10.5)%
Total	$482,018	$484,275	$(2,257)	(0.5)%
NM - Percentage change not meaningful.
Net written premiums increased by $21.6 million, or 5.6%, to $403.3 million for the three months ended March 31, 2026 from $381.7 million for the three months ended March 31, 2025. The net retention ratio was 83.7% for the three months ended March 31, 2026 compared to 78.8% for the same period last year. The increases in net written premiums and the net retention ratio were primarily due to an increase in the retention on our reinsurance treaties and change in the mix of business.

Net earned premiums increased by $41.1 million, or 11.2%, to $406.9 million for the three months ended March 31, 2026 from $365.8 million for the three months ended March 31, 2025 due primarily to continued earning of premium from prior-period growth in gross written premiums and higher net retention levels.
Loss ratio
The following table summarizes the loss ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$252,188	60.4%	$225,047	60.0%
Current year catastrophe losses	1,636	0.4%	22,578	6.0%
Effect of prior year development	(18,705)	(4.5)%	(14,649)	(3.9)%
Total	$235,119	56.3%	$232,976	62.1%
The loss ratio was 56.3% for the three months ended March 31, 2026 compared to 62.1% for the three months ended March 31, 2025. The decrease in the loss ratio for the first three months of 2026 compared to the first three months of 2025 was due primarily to lower catastrophe losses incurred in the period and higher relative net favorable development of prior-year loss reserves, particularly in our property lines of business.
During the three months ended March 31, 2026, prior accident years developed favorably by $18.7 million, of which $20.6 million was attributable to the 2020 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2018 and 2019 accident years.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	$45,254	10.8%	$35,680	9.5%
Other underwriting expenses	42,980	10.3%	39,232	10.5%
Total	$88,234	21.1%	$74,912	20.0%
The expense ratio was 21.1% for the three months ended March 31, 2026 compared to 20.0% for the three months ended March 31, 2025. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties. Direct commissions paid as a percentage of gross written premiums was 14.9% and 14.8% for the three months ended March 31, 2026 and 2025, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change

Interest from fixed-maturity securities	$52,161	$41,838	$10,323
Dividends from equity securities	3,171	1,953	1,218
Cash equivalents and short-term investments	1,404	1,130	274
Real estate investment income	245	—	245
Gross investment income	56,981	44,921	12,060
Investment expenses	(1,558)	(1,102)	(456)
Net investment income	55,423	43,819	11,604
Change in fair value of equity securities	(8,356)	3,038	(11,394)
Net realized investment gains	1,719	537	1,182
Change in allowance for credit losses on investments	(27)	(20)	(7)
Net realized and unrealized investment gains	(6,664)	3,555	(10,219)
Total	$48,759	$47,374	$1,385
Net investment income increased by 26.5% to $55.4 million for the three months ended March 31, 2026 from $43.8 million for the three months ended March 31, 2025. The increase in the first three months of 2026 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.5% and 4.3% for the three months ended March 31, 2026 and 2025, respectively.

The change in the fair value of equity securities consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2026	2025

Common stocks	$186	$9,414
Exchange-traded funds ("ETFs")	(8,637)	(6,508)
Preferred stocks	95	132
Change in fair value of equity securities	$(8,356)	$3,038
The change in the fair value of equity securities for both the three months ended March 31, 2026 and 2025 were generally consistent with the changes in the broader U.S. stock market.
Net realized investment gains were $1.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, primarily as a result of opportunistic sales of equity securities.
Income tax expense
Our effective tax rate was 19.4% for the three months ended March 31, 2026 compared to 20.6% for the three months ended March 31, 2025. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.
Return on equity
Our annualized return on equity was 22.9% for the three months ended March 31, 2026 compared to 23.3% for the three months ended March 31, 2025. Our annualized operating return on equity was 24.0% for the three months ended March 31, 2026 compared to 22.5% for the three months ended March 31, 2025. The increase in annualized operating return on equity for the three months ended March 31, 2026 compared to the prior period was due primarily to higher profitability compared to the prior-year period offset in part by higher average stockholders' equity.
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
The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At March 31, 2026, the Company had $187.5 million of capacity remaining under its share repurchase program.
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
Our cash flows for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$248,869	$229,779
Investing activities	(114,432)	(180,961)
Financing activities	(74,535)	(20,005)
Change in cash and cash equivalents	$59,902	$28,813
Net cash provided by operating activities was approximately $248.9 million for the three months ended March 31, 2026 compared to $229.8 million for the same period in 2025. This increase was largely driven by higher investment income received and the timing of reinsurance recoveries offset in part by timing of claim payments and a decline in premium volume.
Net cash used in investing activities was $114.4 million for the three months ended March 31, 2026 compared to $181.0 million for the three months ended March 31, 2025. Net cash used in investing activities during the first three months of 2026 included purchases of fixed-maturity securities of $361.8 million, which included primarily mortgage- and asset-backed securities and corporate bonds. During the first three months of 2026, we received proceeds of $182.7 million from sales of fixed-maturity securities, largely corporate bonds, and, to a lesser extent, asset- and mortgage-backed securities and municipal securities and $92.8 million primarily from redemptions and maturities of asset- and mortgage-backed securities. For the three months ended March 31, 2026, purchases of equity securities of $33.1 million consisted of common stocks and ETFs. During the first three months of 2026, we received proceeds of $8.6 million primarily from sales of common stocks and preferred stocks. In addition, net sales of short-term investments of $3.9 million consisted of U.S. Treasuries.
Net cash used in investing activities of $181.0 million during the first three months of 2025 included purchases of fixed-maturity securities of $369.5 million, which included primarily corporate bonds and asset- and mortgage-backed securities. During the first three months of 2025, we received proceeds of $107.0 million from sales of fixed-maturity securities, largely corporate bonds, mortgage- and asset-backed securities, and, to a lesser extent, municipal securities and $144.7 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the three months ended March 31, 2025, purchases of equity securities of $42.7 million consisted primarily of common stocks. During the first three months of 2025, we received proceeds of $11.6 million primarily from sales of common stocks. Cash used in investing activities was partially offset by unsettled purchases of cash equivalents totaling $15.0 million as of March 31, 2025.

During the first three months of 2026, cash used in financing activities reflected dividends paid of $0.25 per common share, or $5.8 million in aggregate, share repurchases of $62.5 million and payroll taxes withheld and remitted on restricted stock awards of $6.7 million, offset in part by proceeds received from our equity compensation plans of $0.5 million.
During the first three months of 2025, cash used in financing reflected dividends paid of $0.17 per common share, or $4.0 million in aggregate, share repurchases of $10.0 million and payroll taxes withheld and remitted on restricted stock awards of $6.2 million, offset in part by proceeds received from our equity compensation plans of $0.2 million.
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
The following is a summary of our significant reinsurance programs as of March 31, 2026:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At March 31, 2026, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of March 31, 2026, we recorded an allowance for credit losses of $1.0 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
Total stockholders' equity and tangible stockholders' equity were $2.0 billion at both March 31, 2026 and December 31, 2025. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.

Investment portfolio
At March 31, 2026, our cash and invested assets of $5.3 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and real estate investments. At March 31, 2026, the majority of the investment portfolio was composed of fixed-maturity securities of $4.4 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At March 31, 2026, we also held $644.5 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $223.3 million of cash and cash equivalents and $55.0 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.1 years and 4.0 years at March 31, 2026 and December 31, 2025, respectively, and an average rating of "AA-" at both March 31, 2026 and December 31, 2025.
At March 31, 2026 and December 31, 2025, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$864	$868	—%	$861	$874	—%
Obligations of states, municipalities and political subdivisions	142,303	124,022	2.8%	146,222	127,860	2.9%
Corporate and other securities	1,748,210	1,727,309	39.3%	1,711,348	1,713,888	39.5%
Asset-backed securities	569,696	572,432	13.0%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,557,832	1,510,246	34.3%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	469,241	467,773	10.6%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,488,146	$4,402,650	100.0%	$4,382,725	$4,341,450	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at March 31, 2026 and December 31, 2025, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	March 31, 2026		December 31, 2025
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,220,275	27.7%	$1,194,902	27.5%
AA	1,545,956	35.1%	1,503,373	34.6%
A	888,201	20.2%	861,657	19.8%
BBB	697,364	15.8%	722,141	16.7%
Below BBB and unrated	50,854	1.2%	59,377	1.4%
Total	$4,402,650	100.0%	$4,341,450	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$19,235	$18,937	0.4%	$14,324	$14,392	0.3%
Due after one year through five years	834,143	836,800	19.0%	868,804	879,532	20.3%
Due after five years through ten years	776,675	769,362	17.5%	695,323	700,466	16.1%
Due after ten years	261,324	227,100	5.2%	279,980	248,232	5.7%
Asset-backed securities	569,696	572,432	13.0%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,557,832	1,510,246	34.3%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	469,241	467,773	10.6%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,488,146	$4,402,650	100.0%	$4,382,725	$4,341,450	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.9 million at both March 31, 2026 and December 31, 2025.
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

Net income for the three months ended March 31, 2026 and 2025, reconciles to underwriting income as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025

Net income	$112,554	$89,227
Income tax expense	27,106	23,084
Income before income taxes	139,660	112,311
Net investment income	(55,423)	(43,819)
Change in the fair value of equity securities	8,356	(3,038)
Net realized investment gains	(1,719)	(537)
Change in allowance for credit losses on investments	27	20
Interest expense	3,167	2,538
Other expenses (1)	529	660
Other income	(96)	(674)
Underwriting income	$94,501	$67,461
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
Net income for the three months ended March 31, 2026 and 2025, reconciles to net operating earnings as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025

Net income	$112,554	$89,227
Adjustments:
Change in the fair value of equity securities, before taxes	8,356	(3,038)
Income tax (benefit) expense (1)	(1,755)	638
Change in the fair value of equity securities, after taxes	6,601	(2,400)

Net realized investment gains, before taxes	(1,719)	(537)
Income tax expense (1)	361	113
Net realized investment gains, after taxes	(1,358)	(424)

Change in allowance for credit losses on investments, before taxes	27	20
Income tax benefit (1)	(6)	(4)
Change in allowance for credit losses on investments, after taxes	21	16
Net operating earnings	$117,818	$86,419

Operating return on equity:
Average stockholders' equity (2)	$1,963,465	$1,533,268
Annualized return on equity (3)	22.9%	23.3%
Annualized operating return on equity (4)	24.0%	22.5%
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
Stockholders' equity at March 31, 2026 and December 31, 2025, reconciles to tangible stockholders' equity as follows:

($ in thousands)	March 31, 2026	December 31, 2025

Stockholders' equity	$1,967,346	$1,959,583
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,964,551	$1,956,788

Critical Accounting Estimates
We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities, if any. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2026, we implemented a new general ledger system. The implementation was completed in the ordinary course of business to modernize technology used in our financial processes. In connection with the implementation activities, we evaluated the impact of the new general ledger system on our internal controls over financial reporting and revised certain controls to align with the new system.
Except for the implementation discussed above, there were no other changes to our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026	January 31, 2026	—	$—	—	$250.0
February 1, 2026	February 28, 2026	166,042	$378.64	166,042	$187.5
March 1, 2026	March 31, 2026	—	$—	—	$187.5
	Total	166,042	$378.64	166,042	$187.5
(1) The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
(2) In December 2025, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $250 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
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
During the first quarter of 2026, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

KINSALE CAPITAL GROUP, INC.
Date: April 23, 2026	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman, President and Chief Executive Officer

Date: April 23, 2026	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer