Form 10-Q
period 2026-06-30
Kinsale Capital Group, Inc.
filed 2026-07-23
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at July 17, 2026: 22,778,425

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,566,942, allowance for credit losses: $56 – 2026; $4,382,725 and $29 – 2025)	$4,470,546	$4,341,450
Equity securities, at fair value (cost: $581,805 – 2026; $482,926 – 2025)	773,118	626,399
Real estate investments, net	54,668	55,236
Short-term investments	—	3,864
Total investments	5,298,332	5,026,949
Cash and cash equivalents	210,511	163,361
Investment income due and accrued	33,486	30,971
Premiums and fees receivable, net of allowance for credit losses of $29,922 – 2026; $27,328 – 2025	148,047	124,593
Reinsurance recoverables, net of allowance for credit losses of $1,097 – 2026; $1,072 – 2025	415,096	394,329
Ceded unearned premiums	44,398	44,506
Deferred policy acquisition costs, net of ceding commissions	124,743	118,737
Intangible assets	3,538	3,538
Deferred income tax asset, net	46,297	42,191
Other assets	104,382	94,386
Total assets	$6,428,830	$6,043,561

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$3,192,552	$2,890,870
Unearned premiums	891,575	860,394
Payable to reinsurers	32,437	34,385
Accounts payable and accrued expenses	36,526	66,301
Debt	224,535	224,397
Other liabilities	16,091	7,631
Total liabilities	4,393,716	4,083,978

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,500,184 and 22,778,425 shares issued and outstanding at June 30, 2026; 23,380,413 and 23,145,751 shares issued and outstanding at December 31, 2025	235	234
Additional paid-in capital	379,502	373,681
Retained earnings	1,993,917	1,716,945
Accumulated other comprehensive loss	(74,216)	(30,692)
Treasury stock, at cost (721,759 shares – 2026, 234,662 – 2025)	(264,324)	(100,585)
Total stockholders’ equity	2,035,114	1,959,583
Total liabilities and stockholders’ equity	$6,428,830	$6,043,561
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenues:
Gross written premiums	$527,608	$555,522	$1,009,626	$1,039,797
Ceded written premiums	(75,125)	(96,822)	(153,881)	(199,392)
Net written premiums	452,483	458,700	855,745	840,405
Change in unearned premiums	(34,886)	(75,087)	(31,289)	(91,002)
Net earned premiums	417,597	383,613	824,456	749,403
Fee income	11,941	10,796	22,936	20,355
Net investment income	55,740	46,473	111,163	90,292
Change in the fair value of equity securities	56,196	28,621	47,840	31,659
Net realized investment gains	6,729	136	8,448	673
Change in allowance for credit losses on investments	—	5	(27)	(15)
Other income	316	170	412	844
Total revenues	548,519	469,814	1,015,228	893,211

Expenses:
Losses and loss adjustment expenses	230,922	217,359	466,041	450,335
Underwriting, acquisition and insurance expenses	93,171	81,597	181,405	156,509
Interest expense	3,323	2,557	6,490	5,095
Other expenses	1,299	12	1,828	672
Total expenses	328,715	301,525	655,764	612,611
Income before income taxes	219,804	168,289	359,464	280,600
Total income tax expense	43,930	34,168	71,036	57,252
Net income	175,874	134,121	288,428	223,348
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(8,611)	14,453	(43,524)	40,835
Total comprehensive income	$167,263	$148,574	$244,904	$264,183

Earnings per share:
Basic	$7.73	$5.79	$12.61	$9.64
Diluted	$7.72	$5.76	$12.58	$9.59

Weighted-average shares outstanding:
Basic	22,758	23,175	22,867	23,172
Diluted	22,785	23,291	22,921	23,301

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2025	23,145,751	$234	$373,681	$1,716,945	$(30,692)	$(100,585)	$1,959,583
Issuance of common stock under stock-based compensation plan	98,649	1	510	—	—	—	511
Stock-based compensation expense	—	—	4,982	—	—	—	4,982
Restricted shares withheld for taxes	(17,283)	—	(6,734)	—	—	—	(6,734)
Dividends declared ($0.25 per share)	—	—	—	(5,766)	—	—	(5,766)
Other comprehensive loss, net of tax	—	—	—	—	(34,913)	—	(34,913)
Net income	—	—	—	112,554	—	—	112,554
Treasury stock acquired – share repurchases	(166,042)	—	—	—	—	(62,871)	(62,871)
Balance at March 31, 2026	23,061,075	235	372,439	1,823,733	(65,605)	(163,456)	1,967,346
Issuance of common stock under stock-based compensation plan	38,473	—	666	—	—	—	666
Stock-based compensation expense	—	—	6,420	—	—	—	6,420
Restricted shares withheld for taxes	(68)	—	(23)	—	—	—	(23)
Dividends declared ($0.25 per share)	—	—	—	(5,690)	—	—	(5,690)
Other comprehensive loss, net of tax	—	—	—	—	(8,611)	—	(8,611)
Net income	—	—	—	175,874	—	—	175,874
Treasury stock acquired – share repurchases	(321,055)	—	—	—	—	(100,868)	(100,868)
Balance at June 30, 2026	22,778,425	$235	$379,502	$1,993,917	$(74,216)	$(264,324)	$2,035,114

Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	234	359,154	1,314,410	(70,824)	(19,999)	1,582,975
Issuance of common stock under stock-based compensation plan	14,884	—	244	—	—	—	244
Stock-based compensation expense	—	—	4,774	—	—	—	4,774
Restricted shares withheld for taxes	(69)	—	(34)	—	—	—	(34)
Dividends declared ($0.17 per share)	—	—	—	(3,960)	—	—	(3,960)
Other comprehensive income, net of tax	—	—	—	—	14,453	—	14,453
Net income	—	—	—	134,121	—	—	134,121
Treasury stock acquired – share repurchases	(23,309)	—	—	—	—	(10,000)	(10,000)
Balance at June 30, 2025	23,299,124	$234	$364,138	$1,444,571	$(56,371)	$(29,999)	$1,722,573

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating activities:
Net cash provided by operating activities	$490,776	$498,870

Investing activities:
Purchase of property and equipment	(10,340)	(29,152)
Change in short-term investments, net	3,874	(30,000)
Purchases – fixed-maturity securities	(729,472)	(939,534)
Purchases – equity securities	(148,868)	(94,894)
Sales – fixed-maturity securities	367,088	282,740
Sales – equity securities	58,512	11,585
Maturities and calls – fixed-maturity securities	195,708	359,007
Net cash used in investing activities	(263,498)	(440,248)

Financing activities:
Proceeds from borrowing under credit facility	30,000	—
Repayment of credit facility	(30,000)	—
Payroll taxes withheld and remitted on share-based payments	(6,757)	(6,282)
Proceeds from stock options exercised	1,177	479
Dividends paid	(11,470)	(7,932)
Treasury stock acquired – share repurchases	(163,078)	(19,999)
Net cash used in financing activities	(180,128)	(33,734)
Net change in cash and cash equivalents	47,150	24,888
Cash and cash equivalents at beginning of year	163,361	113,213
Cash and cash equivalents at end of period	$210,511	$138,101
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$866	$3	$(6)	$—	$863
Obligations of states, municipalities and political subdivisions	114,114	85	(17,881)	(2)	96,316
Corporate and other securities	1,744,487	9,182	(33,226)	(54)	1,720,389
Asset-backed securities	571,235	2,173	(1,640)	—	571,768
Residential mortgage-backed securities	1,623,483	1,346	(53,959)	—	1,570,870
Commercial mortgage-backed securities	512,757	1,276	(3,693)	—	510,340
Total fixed-maturity securities	$4,566,942	$14,065	$(110,405)	$(56)	$4,470,546

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$14	$(1)	$—	$874
Obligations of states, municipalities and political subdivisions	146,222	51	(18,410)	(3)	127,860
Corporate and other securities	1,711,348	28,798	(26,232)	(26)	1,713,888
Asset-backed securities	582,780	6,377	(638)	—	588,519
Residential mortgage-backed securities	1,491,642	6,378	(38,750)	—	1,459,270
Commercial mortgage-backed securities	449,872	3,632	(2,465)	—	451,039
Total fixed-maturity securities	$4,382,725	$45,250	$(86,496)	$(29)	$4,341,450
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
At June 30, 2026, the Company's credit loss review resulted in an allowance for credit losses on four securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$56	$47	$29	$27
Increase to allowance from securities for which credit losses were not previously recorded	—	—	43	—
Reduction from securities sold during the period	—	(2)	(16)	(14)
Net increase (decrease) from securities that had an allowance at the beginning of the period	—	(3)	—	29
Ending balance	$56	$42	$56	$42

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$290	$(6)	$—	$—	$290	$(6)
Obligations of states, municipalities and political subdivisions	3,954	(18)	84,795	(17,863)	88,749	(17,881)
Corporate and other securities	643,069	(8,022)	187,883	(25,204)	830,952	(33,226)
Asset-backed securities	218,417	(1,307)	8,320	(333)	226,737	(1,640)
Residential mortgage-backed securities	1,142,495	(14,848)	209,143	(39,111)	1,351,638	(53,959)
Commercial mortgage-backed securities	169,262	(1,371)	63,588	(2,322)	232,850	(3,693)
Total fixed-maturity securities	$2,177,487	$(25,572)	$553,729	$(84,833)	$2,731,216	$(110,405)

At June 30, 2026, the Company held 737 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $2.7 billion and gross unrealized losses of $110.4 million. Of these securities, 399 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of June 30, 2026, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At June 30, 2026, 83.8% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at June 30, 2026 are summarized, by contractual maturity, as follows:

	June 30, 2026
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$24,976	$24,830
Due after one year through five years	761,032	761,382
Due after five years through ten years	827,429	817,863
Due after ten years	246,030	213,493
Asset-backed securities	571,235	571,768
Residential mortgage-backed securities	1,623,483	1,570,870
Commercial mortgage-backed securities	512,757	510,340
Total fixed-maturity securities	$4,566,942	$4,470,546

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

Real estate investments
Real estate investments represents directly owned property held for investment purposes. In December 2025, the Company reclassified its former headquarters and related assets to real estate investments. Real estate investments consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	18,112	18,112
Land improvements	474	474
Furniture and fixtures	97	97
Real estate investments	60,945	60,945
Accumulated depreciation	(6,277)	(5,709)
Real estate investments, net	$54,668	$55,236
Net investment income
The following table presents the components of net investment income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest:
Taxable bonds	$53,325	$43,497	$105,155	$84,979
Tax exempt municipal bonds	214	355	545	711
Cash equivalents and short-term investments	1,369	1,896	2,773	3,026
Dividends on equity securities	2,600	2,011	5,771	3,964
Real estate investment income	294	—	539	—
Gross investment income	57,802	47,759	114,783	92,680
Investment expenses	(2,062)	(1,286)	(3,620)	(2,388)
Net investment income	$55,740	$46,473	$111,163	$90,292

Investment expenses included depreciation expense related to real estate investments of $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively. There was no depreciation expense related to real estate investments for the three and six months ended June 30, 2025 as the depreciable assets were in use by the Company and included in property and equipment.

Realized investment gains and losses
The following table presents realized investment gains and losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Fixed-maturity securities:
Realized gains	$861	$532	$2,411	$1,305
Realized losses	(712)	(396)	(2,489)	(1,187)
Net realized (losses) gains from fixed-maturity securities	149	136	(78)	118

Equity securities:
Realized gains	9,068	—	11,213	2,465
Realized losses	(2,488)	—	(2,690)	(1,910)
Net realized gains from equity securities	6,580	—	8,523	555
Realized gains from the sales of short-term investments and cash equivalents	—	—	3	—
Net realized investment gains	$6,729	$136	$8,448	$673
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
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended June 30, 2026 and 2025, the change in net unrealized gains (losses) for fixed-maturity securities was $(10.9) million and $18.3 million, respectively. For the six months ended June 30, 2026 and 2025, the changes in net unrealized gains (losses) for fixed-maturity securities were $(55.1) million and $51.7 million, respectively.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.9 million on deposit with state regulatory authorities at both June 30, 2026 and December 31, 2025.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $12.4 million at June 30, 2026. The Company did not have a payable for investments purchased at December 31, 2025. The payable balance is included in the "other liabilities" line item of the consolidated balance sheet.
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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$863	$—	$—	$863
Obligations of states, municipalities and political subdivisions	—	96,316	—	96,316
Corporate and other securities	—	1,720,389	—	1,720,389
Asset-backed securities	—	571,768	—	571,768
Residential mortgage-backed securities	—	1,570,870	—	1,570,870
Commercial mortgage-backed securities	—	510,340	—	510,340
Total fixed-maturity securities	863	4,469,683	—	4,470,546

Equity securities:
Exchange-traded funds	233,243	—	—	233,243
Non-redeemable preferred stock	—	18,698	—	18,698
Common stocks	521,177	—	—	521,177
Total equity securities	754,420	18,698	—	773,118
Total	$755,283	$4,488,381	$—	$5,243,664

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$874	$—	$—	$874
Obligations of states, municipalities and political subdivisions	—	127,860	—	127,860
Corporate and other securities	—	1,713,888	—	1,713,888
Asset-backed securities	—	588,519	—	588,519
Residential mortgage-backed securities	—	1,459,270	—	1,459,270
Commercial mortgage-backed securities	—	451,039	—	451,039
Total fixed-maturity securities	874	4,340,576	—	4,341,450

Equity securities:
Exchange-traded funds	185,523	—	—	185,523
Non-redeemable preferred stock	—	24,100	—	24,100
Common stocks	416,776	—	—	416,776
Total equity securities	602,299	24,100	—	626,399
Short-term investments	3,864	—	—	3,864
Total	$607,037	$4,364,676	$—	$4,971,713
There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 or December 31, 2025.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $171.2 million and $173.8 million at June 30, 2026 and December 31, 2025, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at June 30, 2026 and December 31, 2025. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $118.7 million and $45.3 million at June 30, 2026 and December 31, 2025, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$28,339	$27,999	$27,328	$26,926
Current period change for estimated uncollectible premiums	2,115	1,777	4,041	4,901
Write-offs of uncollectible premiums receivable	(532)	(2,870)	(1,447)	(4,921)
Ending balance	$29,922	$26,906	$29,922	$26,906

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$119,165	$112,313	$118,737	$109,263
Policy acquisition costs deferred:
Direct commissions	78,841	81,974	150,478	153,448
Ceding commissions	(24,555)	(31,249)	(50,474)	(64,123)
Other underwriting and policy acquisition costs	4,314	4,430	8,411	8,110
Policy acquisition costs deferred	58,600	55,155	108,415	97,435
Amortization of net policy acquisition costs	(53,022)	(43,398)	(102,409)	(82,628)
Balance, end of period	$124,743	$124,070	$124,743	$124,070
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Building	$69,936	$66,763
Equipment	5,352	5,375
Software	31,241	27,136
Furniture and fixtures	6,250	6,157
Land improvements	245	129
Construction in progress	1,183	376
Property and equipment	114,207	105,936
Accumulated depreciation	(19,942)	(16,505)
Total property and equipment, net	$94,265	$89,431
7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2026 and 2025 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$73,199	$70,855	$144,598	$138,932
Ceding commissions	(24,341)	(31,128)	(50,486)	(63,525)
Other underwriting expenses	44,313	41,870	87,293	81,102
Total	$93,171	$81,597	$181,405	$156,509
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonuses and employee benefits expenses of $33.4 million and $32.5 million for the three months ended June 30, 2026 and 2025, respectively. Other underwriting expenses within underwriting, acquisition and insurance expenses included salaries, bonuses and employee benefits expenses of $66.0 million and $61.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. All shares granted during the six months ended June 30, 2026 were granted under the 2025 Incentive Plan.
The total compensation cost that has been charged against income for share-based compensation arrangements was $11.4 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively.
Restricted Stock Awards
During the six months ended June 30, 2026, the Company granted restricted stock awards under the 2025 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company's shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	124,050	$414.36
Granted	67,203	$390.04
Vested	(49,956)	$378.15
Forfeited	(3,715)	$414.31
Non-vested outstanding at the end of the period	137,582	$415.50
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the six months ended June 30, 2026, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 17,351.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the six months ended June 30, 2026 and 2025 was $390.04 and $433.62, respectively. The fair value of restricted stock awards that vested during the six months ended June 30, 2026 and 2025 was $19.4 million and $19.0 million, respectively. As of June 30, 2026, the Company had $48.7 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.7 years.
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

A summary of option activity as of June 30, 2026, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	75,914	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(73,634)	16.00
Outstanding at June 30, 2026	2,280	$16.00	0.1	$715
Exercisable at June 30, 2026	2,280	$16.00	0.1	$715
The total intrinsic value of options exercised was $23.9 million and $13.3 million during the six months ended June 30, 2026 and 2025, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income	$175,874	$134,121	$288,428	$223,348

Weighted average common shares outstanding - basic	22,758	23,175	22,867	23,172
Effect of potential dilutive securities:
Conversion of stock options	22	92	41	100
Conversion of restricted stock	5	24	13	29
Weighted average common shares outstanding - diluted	22,785	23,291	22,921	23,301

Earnings per common share:
Basic	$7.73	$5.79	$12.61	$9.64
Diluted	$7.72	$5.76	$12.58	$9.59
There were 120,000 and 32,000 anti-dilutive stock awards for the three months ended June 30, 2026 and 2025, respectively. There were 121,000 and 57,000 anti-dilutive stock awards for the six months ended June 30, 2026 and 2025, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 19.8% and 20.4% for the six months ended June 30, 2026 and 2025, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.

11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	June 30,
	2026	2025
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,890,870	$2,285,668
Less: reinsurance recoverable on unpaid losses	381,356	323,060
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	2,509,514	1,962,608
Incurred losses and loss adjustment expenses:
Current year	504,140	480,430
Prior years	(38,099)	(30,095)
Total net losses and loss adjustment expenses incurred	466,041	450,335

Payments:
Current year	20,674	28,574
Prior years	170,045	142,674
Total payments	190,719	171,248
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,784,836	2,241,695
Reinsurance recoverable on unpaid losses	407,716	381,958
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$3,192,552	$2,623,653
During the six months ended June 30, 2026, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2025 developed favorably by $38.1 million, of which $43.1 million was attributable to the 2020 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2017 through 2019 accident years.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Premiums written:
Direct	$527,608	$555,522	$1,009,626	$1,039,797
Ceded	(75,125)	(96,822)	(153,881)	(199,392)
Net written	$452,483	$458,700	$855,745	$840,405

Premiums earned:
Direct	$492,192	$480,088	$978,447	$947,110
Ceded	(74,595)	(96,475)	(153,991)	(197,707)
Net earned	$417,597	$383,613	$824,456	$749,403
The following table summarizes ceded losses and loss adjustment expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$19,170	$39,232	$49,427	$88,159
The following table presents reinsurance recoverables on paid and unpaid losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Reinsurance recoverables on paid losses	$7,380	$12,973
Reinsurance recoverables on unpaid losses, net	407,716	381,356
Reinsurance recoverables, net	$415,096	$394,329

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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the six months ended June 30, 2026, the annual weighted-average interest rate of borrowings under the Credit Facility was 5.42%.
The following table presents the Company's outstanding debt as of June 30, 2026 and December 31, 2025:

	Issuance	Maturity	June 30, 2026	December 31, 2025
			(in thousands)
Credit Facility	Various	7/22/2027	$51,000	$51,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,465)	(1,603)
Total debt			$224,535	$224,397
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of June 30, 2026, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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
14.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(10,737)	$18,357	$(55,185)	$51,714
Income tax benefit (expense)	2,255	(3,855)	11,589	(10,860)
Unrealized (losses) gains arising during the period, net of income taxes	(8,482)	14,502	(43,596)	40,854
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	163	57	(64)	39
Income tax benefit (expense)	(34)	(12)	13	(8)
Reclassification adjustment included in net income	129	45	(51)	31
Change in allowance for credit losses on investments, before income taxes	—	5	(27)	(15)
Income tax benefit (expense)	—	(1)	6	3
Reclassification adjustment included in net income	—	4	(21)	(12)
Other comprehensive (loss) income	$(8,611)	$14,453	$(43,524)	$40,835
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
The Company's CODM is the Chief Executive Officer. The CODM uses consolidated net income to allocate resources primarily during the annual budgeting process and to assess performance by considering budget-to-actual variances and evaluating financial results. The measure of segment assets is reported on the consolidated balance sheets as total assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
Net earned premiums	$417,597	$383,613	$824,456	$749,403
Fee income	11,941	10,796	22,936	20,355
Net investment income	55,740	46,473	111,163	90,292
Change in fair value of equity securities	56,196	28,621	47,840	31,659
Net realized investment gains	6,729	136	8,448	673
Change in allowance for credit losses on investments	—	5	(27)	(15)
Other income (1)	316	170	412	844
Total revenues	548,519	469,814	1,015,228	893,211
Expenses:
Losses and loss adjustment expenses – current year	244,963	229,100	497,151	454,147
Losses and loss adjustment expenses – catastrophes	5,353	3,705	6,989	26,283
Losses and loss adjustment expenses – prior year development	(19,394)	(15,446)	(38,099)	(30,095)
Net commissions incurred	48,858	39,727	94,112	75,407
Salaries, employee benefits and bonus expense	33,350	32,487	65,965	61,696
Credit loss expense – premiums receivable	2,115	1,777	4,041	4,901
Depreciation (2)	1,432	1,122	2,847	2,229
Interest expense	3,323	2,557	6,490	5,095
Other segment items (3)	8,715	6,496	16,268	12,948
Income tax expense	43,930	34,168	71,036	57,252
Segment net income	175,874	134,121	288,428	223,348
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$175,874	$134,121	$288,428	$223,348
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
On October 31, 2025, the Georgia Court of Appeals vacated the $140.0 million judgment and ordered a full retrial after it found that the trial court incorrectly charged the jury on the applicable law. On December 29, 2025, the plaintiff filed a petition requesting that the Georgia Supreme Court review the Georgia Court of Appeal’s decision. The Georgia Supreme Court has accepted the plaintiff’s request to review certain aspects of the case.
Venetian Hills was a policyholder of a $1.0 million general liability policy issued by Kinsale Insurance. The Company believes exclusions in the policy apply to the claim and intends to defend any action related to this proceeding vigorously. The Company continues the appeal process and is unable to predict the timing of the ultimate resolution as to the Company’s liability, if any, with respect to this matter.
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first six months of 2026, the percentage breakdown of our gross written premiums was 74.1% casualty and 25.9% property. Our commercial underwriting divisions include Commercial Property, Excess Casualty, General Casualty, Small Business Casualty, Construction, Allied Health, Small Business Property, Entertainment, Products Liability, Commercial Auto, Energy, Excess Professional, Inland Marine, Life Sciences, Environmental, Professional Liability, Health Care, Agribusiness Property, Public Entity, Agribusiness Casualty, Management Liability, Aviation, Ocean Marine, and Product Recall. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.5% of our gross written premiums in the first six months of 2026.
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

Results of Operations
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change

Gross written premiums	$527,608	$555,522	$(27,914)	(5.0)%
Ceded written premiums	(75,125)	(96,822)	21,697	(22.4)%
Net written premiums	$452,483	$458,700	$(6,217)	(1.4)%

Net earned premiums	$417,597	$383,613	$33,984	8.9%
Fee income	11,941	10,796	1,145	10.6%
Losses and loss adjustment expenses	230,922	217,359	13,563	6.2%
Underwriting, acquisition and insurance expenses	93,171	81,597	11,574	14.2%
Underwriting income (1)	105,445	95,453	9,992	10.5%
Net investment income	55,740	46,473	9,267	19.9%
Change in the fair value of equity securities	56,196	28,621	27,575	NM
Net realized investment gains	6,729	136	6,593	NM
Change in allowance for credit losses on investments	—	5	(5)	NM
Interest expense	(3,323)	(2,557)	(766)	30.0%
Other (expense) income, net	(983)	158	(1,141)	NM
Income before taxes	219,804	168,289	51,515	30.6%
Income tax expense	43,930	34,168	9,762	28.6%
Net income	$175,874	$134,121	$41,753	31.1%

Net operating earnings (2)	$126,163	$111,399	$14,764	13.3%

Loss ratio	53.8%	55.1%
Expense ratio	21.7%	20.7%
Combined ratio (3)	75.5%	75.8%

Annualized return on equity	35.2%	32.5%
Annualized operating return on equity (2)	25.2%	27.0%
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
Net income was $175.9 million for the three months ended June 30, 2026 compared to $134.1 million for the three months ended June 30, 2025, an increase of 31.1%. The increase in net income for the second quarter of 2026 from the same period last year was primarily due to continued underwriting profitability and strong investing results, including higher investment income and higher returns on equity investments.
Underwriting income was $105.4 million for the three months ended June 30, 2026 compared to $95.5 million for the three months ended June 30, 2025, an increase of 10.5%. The corresponding combined ratios were 75.5% for the three months ended June 30, 2026 compared to 75.8% for the three months ended June 30, 2025. The increase in underwriting income in the second quarter of 2026 compared to the second quarter of 2025 was primarily due to growth in net earned premiums and higher favorable development of loss reserves from prior accident years offset in part by lower ceding commissions as a result of increased retention on our reinsurance treaties.
Premiums
Gross written premiums were $527.6 million for the three months ended June 30, 2026 compared to $555.5 million for the three months ended June 30, 2025, a decrease of $27.9 million, or 5.0%. The decrease in gross written premiums was primarily due to a 32.7% decline in the Commercial Property Division, one of the Company's larger divisions, driven by heightened competition. Excluding our Commercial Property Division, gross written premiums grew 3.7% due to continued strong submission flow across most divisions and an increase in bound accounts offset in part by lower average premium per policy as a result of heightened competition.
The average premium per policy written was approximately $12,300 in the second quarter of 2026 compared to approximately $14,300 in the second quarter of 2025. Excluding our personal lines insurance, which has a relatively low premium per policy written, the average premium per policy written was approximately $12,700 in the second quarter of 2026 compared to $14,900 in the second quarter of 2025. The decrease in average premium per policy for the second quarter of 2026 over the same period last year was due to an increase in competition, primarily on larger accounts and in our Commercial Property Division.

The following table provides a summary of gross premiums written by division for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change

Commercial:
Commercial Property	$89,793	$133,437	$(43,644)	(32.7)%
Excess Casualty	75,486	70,249	5,237	7.5%
General Casualty	60,109	57,590	2,519	4.4%
Small Business Casualty	53,537	55,804	(2,267)	(4.1)%
Construction	34,447	36,975	(2,528)	(6.8)%
Small Business Property	27,402	27,341	61	0.2%
Entertainment	26,253	22,392	3,861	17.2%
Allied Health	25,806	28,458	(2,652)	(9.3)%
Products Liability	17,427	17,325	102	0.6%
Commercial Auto	14,312	11,854	2,458	20.7%
Energy	12,530	11,286	1,244	11.0%
Excess Professional	9,757	11,135	(1,378)	(12.4)%
Life Sciences	9,237	8,515	722	8.5%
Environmental	9,163	8,033	1,130	14.1%
Inland Marine	8,390	8,757	(367)	(4.2)%
Professional Liability	8,035	8,260	(225)	(2.7)%
Health Care	6,554	5,903	651	11.0%
Agribusiness Property	5,702	659	5,043	765.3%
Agribusiness Casualty	5,173	3,490	1,683	48.2%
Public Entity	5,033	4,271	762	17.8%
Aviation	4,362	2,620	1,742	66.5%
Management Liability	3,940	4,316	(376)	(8.7)%
Ocean Marine	1,215	977	238	24.4%
Product Recall	566	660	(94)	(14.2)%
Total commercial	514,229	540,307	(26,078)	(4.8)%
Personal:
High Value Homeowners	8,278	8,881	(603)	(6.8)%
Personal Insurance	5,101	6,334	(1,233)	(19.5)%
Total personal	13,379	15,215	(1,836)	(12.1)%
Total	$527,608	$555,522	$(27,914)	(5.0)%
NM - Percentage change not meaningful.
Net written premiums decreased by $6.2 million, or 1.4%, to $452.5 million for the three months ended June 30, 2026 from $458.7 million for the three months ended June 30, 2025. The decrease in net written premiums for the second quarter of 2026 compared to the same period last year was primarily due to the decline in gross written premiums offset in part by lower ceded premiums as a result of an increase in retention on our reinsurance treaties.

The net retention ratio was 85.8% for the three months ended June 30, 2026 compared to 82.6% for the three months ended June 30, 2025 due to increased retention in our reinsurance treaties and change in the mix of business.
Net earned premiums increased by $34.0 million, or 8.9%, to $417.6 million for the three months ended June 30, 2026 from $383.6 million for the three months ended June 30, 2025 due primarily to continued earning of premium from prior-period growth in gross written premiums and higher net retention levels.
Loss ratio
The following table summarizes the loss ratios for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$244,963	57.0%	$229,100	58.1%
Current year catastrophe losses	5,353	1.3%	3,705	0.9%
Effect of prior year development	(19,394)	(4.5)%	(15,446)	(3.9)%
Total	$230,922	53.8%	$217,359	55.1%

The loss ratio was 53.8% for the three months ended June 30, 2026 compared to 55.1% for the three months ended June 30, 2025. The decrease in the loss ratio in the second quarter of 2026 compared to the second quarter of 2025 was due primarily to a lower current accident year loss ratio and higher relative net favorable development of prior-year loss reserves.
During the three months ended June 30, 2026, prior accident years developed favorably by $19.4 million, of which $22.6 million was attributable to the 2021 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in our shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2017 through 2019 accident years.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	48,858	11.4%	39,727	10.1%
Other underwriting expenses	44,313	10.3%	41,870	10.6%
Underwriting, acquisition and insurance expenses	$93,171	21.7%	$81,597	20.7%
The expense ratio was 21.7% for the three months ended June 30, 2026 compared to 20.7% for the three months ended June 30, 2025. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties. Direct commissions paid as a percentage of gross written premiums was 14.9% and 14.8% for the three months ended June 30, 2026 and 2025, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change

Interest from fixed-maturity securities	$53,539	$43,852	$9,687
Dividends from equity securities	2,600	2,011	589
Cash equivalents and short-term investments	1,369	1,896	(527)
Real estate investment income	294	—	294
Gross investment income	57,802	47,759	10,043
Investment expenses	(2,062)	(1,286)	(776)
Net investment income	55,740	46,473	9,267
Change in the fair value of equity securities	56,196	28,621	27,575
Net realized investment gains	6,729	136	6,593
Change in allowance for credit losses on investments	—	5	(5)
Net realized and unrealized investment gains	62,925	28,762	34,163
Total	$118,665	$75,235	$43,430
Net investment income increased by 19.9% to $55.7 million for the three months ended June 30, 2026 from $46.5 million for the three months ended June 30, 2025. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.6% and 4.4% for the three months ended June 30, 2026 and 2025, respectively.

The change in the fair value of equity securities consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2026	2025

Common stocks	$26,940	$13,118
ETFs	28,931	15,140
Preferred stocks	325	363
Change in fair value of equity securities	$56,196	$28,621
The change in the fair value of equity securities for both the three months ended June 30, 2026 and 2025 were generally consistent with the changes in the broader U.S. stock market.
Net realized investment gains were $6.7 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, primarily as a result of opportunistic sales of equity securities.
Income tax expense
Our effective tax rate was 20.0% for the three months ended June 30, 2026 compared to 20.3% for the three months ended June 30, 2025. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change

Gross written premiums	$1,009,626	$1,039,797	$(30,171)	(2.9)%
Ceded written premiums	(153,881)	(199,392)	45,511	(22.8)%
Net written premiums	$855,745	$840,405	$15,340	1.8%

Net earned premiums	$824,456	$749,403	$75,053	10.0%
Fee income	22,936	20,355	2,581	12.7%
Losses and loss adjustment expenses	466,041	450,335	15,706	3.5%
Underwriting, acquisition and insurance expenses	181,405	156,509	24,896	15.9%
Underwriting income (1)	199,946	162,914	37,032	22.7%
Net investment income	111,163	90,292	20,871	23.1%
Change in fair value of equity securities	47,840	31,659	16,181	NM
Net realized investment gains	8,448	673	7,775	NM
Change in allowance for credit losses on investments	(27)	(15)	(12)	NM
Interest expense	(6,490)	(5,095)	(1,395)	27.4%
Other (expense) income, net	(1,416)	172	(1,588)	NM
Income before taxes	359,464	280,600	78,864	28.1%
Income tax expense	71,036	57,252	13,784	24.1%
Net income	$288,428	$223,348	$65,080	29.1%

Net operating earnings (2)	$243,981	$197,817	$46,164	23.3%

Loss ratio	55.0%	58.5%
Expense ratio	21.4%	20.3%
Combined ratio (3)	76.4%	78.8%

Annualized return on equity	28.9%	27.9%
Annualized operating return on equity (2)	24.4%	24.7%
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

Overview
Net income was $288.4 million for the six months ended June 30, 2026 compared to $223.3 million for the six months ended June 30, 2025, an increase of 29.1%. The increase in net income for the first six months of 2026 over the same period last year was primarily due to lower catastrophe losses and strong investing results, including higher investment income and higher returns on equity investments.
Underwriting income was $199.9 million for the six months ended June 30, 2026 compared to $162.9 million for the six months ended June 30, 2025, an increase of 22.7%. The corresponding combined ratios were 76.4% for the six months ended June 30, 2026 compared to 78.8% for the six months ended June 30, 2025. The increase in underwriting income for the first six months of 2026 compared to the same period last year was primarily due to growth in net earned premiums, lower catastrophe losses and higher favorable development of loss reserves from prior accident years.
Premiums
Gross written premiums were $1,009.6 million for the six months ended June 30, 2026 compared to $1,039.8 million for the six months ended June 30, 2025, a decrease of $30.2 million, or 2.9%. The decrease in gross written premiums was primarily due to a 30.9% decline in the Commercial Property Division, one of the Company's larger divisions, driven by heightened competition. Excluding our Commercial Property Division, gross written premiums grew 4.8% due to continued strong submission flow across most divisions and an increase in bound accounts offset in part by lower average premium per policy as a result of heightened competition.
The average premium per policy written was $12,200 in the first six months of 2026 compared to $14,200 in the first six months of 2025. Excluding our Personal Insurance Division, which has a relatively low premium per policy written, the average premium per policy written was $12,600 for the first six months of 2026 and $14,800 for the first six months of 2025. The decrease in average premium per policy for the first six months of 2026 over the same period last year was due to an increase in competition, primarily on larger accounts and in our Commercial Property Division.

The following table provides a summary of gross premiums written by division for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change

Commercial:
Commercial Property	$155,351	$224,924	$(69,573)	(30.9)%
Excess Casualty	147,847	137,722	10,125	7.4%
General Casualty	116,499	108,019	8,480	7.9%
Small Business Casualty	103,037	108,211	(5,174)	(4.8)%
Construction	68,456	77,769	(9,313)	(12.0)%
Allied Health	52,335	51,469	866	1.7%
Small Business Property	51,219	47,922	3,297	6.9%
Entertainment	45,078	36,976	8,102	21.9%
Products Liability	37,674	35,730	1,944	5.4%
Commercial Auto	28,734	24,387	4,347	17.8%
Energy	25,609	22,734	2,875	12.6%
Excess Professional	20,027	21,051	(1,024)	(4.9)%
Inland Marine	18,072	16,435	1,637	10.0%
Life Sciences	18,063	18,300	(237)	(1.3)%
Environmental	17,418	15,802	1,616	10.2%
Professional Liability	16,275	17,639	(1,364)	(7.7)%
Health Care	14,355	12,879	1,476	11.5%
Agribusiness Property	9,845	659	9,186	1393.9%
Agribusiness Casualty	9,585	6,425	3,160	49.2%
Public Entity	9,521	8,580	941	11.0%
Management Liability	8,224	9,257	(1,033)	(11.2)%
Aviation	7,285	5,083	2,202	43.3%
Ocean Marine	2,384	1,758	626	35.6%
Product Recall	1,365	1,453	(88)	(6.1)%
Total commercial	984,258	1,011,184	(26,926)	(2.7)%
Personal:
High Value Homeowners	14,854	17,292	(2,438)	(14.1)%
Personal Insurance	10,514	11,321	(807)	(7.1)%
Total personal	25,368	28,613	(3,245)	(11.3)%
Total	$1,009,626	$1,039,797	$(30,171)	(2.9)%
NM - Percentage change not meaningful.
Net written premiums increased by $15.3 million, or 1.8%, to $855.7 million for the six months ended June 30, 2026 from $840.4 million for the six months ended June 30, 2025. The net retention ratio was 84.8% for the six months ended June 30, 2026 compared to 80.8% for the same period last year. The increases in net written premiums and the net retention ratio were primarily due to an increase in the retention on our reinsurance treaties and change in the mix of business.

Net earned premiums increased by $75.1 million, or 10.0%, to $824.5 million for the six months ended June 30, 2026 from $749.4 million for the six months ended June 30, 2025 due primarily to continued earning of premium from prior-period growth in gross written premiums and higher net retention levels.
Loss ratio
The following table summarizes the loss ratios for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$497,151	58.7%	$454,147	59.0%
Current year catastrophe losses	6,989	0.8%	26,283	3.4%
Effect of prior year development	(38,099)	(4.5)%	(30,095)	(3.9)%
Total	$466,041	55.0%	$450,335	58.5%
The loss ratio was 55.0% for the six months ended June 30, 2026 compared to 58.5% for the six months ended June 30, 2025. The decrease in the loss ratio for the first six months of 2026 compared to the first six months of 2025 was due primarily to lower catastrophe losses incurred in the period and higher relative net favorable development of prior-year loss reserves.
During the six months ended June 30, 2026, prior accident years developed favorably by $38.1 million, of which $43.1 million was attributable to the 2020 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in our shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2017 through 2019 accident years.
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

Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	$94,112	11.1%	$75,407	9.8%
Other underwriting expenses	87,293	10.3%	81,102	10.5%
Total	$181,405	21.4%	$156,509	20.3%
The expense ratio was 21.4% for the six months ended June 30, 2026 compared to 20.3% for the six months ended June 30, 2025. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties. Direct commissions paid as a percentage of gross written premiums was 14.9% and 14.8% for the six months ended June 30, 2026 and 2025, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change

Interest from fixed-maturity securities	$105,700	$85,690	$20,010
Dividends from equity securities	5,771	3,964	1,807
Cash equivalents and short-term investments	2,773	3,026	(253)
Real estate investment income	539	—	539
Gross investment income	114,783	92,680	22,103
Investment expenses	(3,620)	(2,388)	(1,232)
Net investment income	111,163	90,292	20,871
Change in fair value of equity securities	47,840	31,659	16,181
Net realized investment gains	8,448	673	7,775
Change in allowance for credit losses on investments	(27)	(15)	(12)
Net realized and unrealized investment gains	56,261	32,317	23,944
Total	$167,424	$122,609	$44,815
Net investment income increased by 23.1% to $111.2 million for the six months ended June 30, 2026 from $90.3 million for the six months ended June 30, 2025. The increase in the first six months of 2026 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.5% and 4.3% for the six months ended June 30, 2026 and 2025, respectively.

The change in the fair value of equity securities consisted of the following:

	Six Months Ended June 30,
($ in thousands)	2026	2025

Common stocks	$27,126	$22,532
Exchange-traded funds ("ETFs")	20,294	8,632
Preferred stocks	420	495
Change in fair value of equity securities	$47,840	$31,659
The change in the fair value of equity securities for both the six months ended June 30, 2026 and 2025 were generally consistent with the changes in the broader U.S. stock market.
Net realized investment gains were $8.4 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, primarily as a result of opportunistic sales of equity securities.
Income tax expense
Our effective tax rate was 19.8% for the six months ended June 30, 2026 compared to 20.4% for the six months ended June 30, 2025. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.
Return on equity
Our annualized return on equity was 28.9% for the six months ended June 30, 2026 compared to 27.9% for the six months ended June 30, 2025. Our annualized operating return on equity was 24.4% for the six months ended June 30, 2026 compared to 24.7% for the six months ended June 30, 2025. The decrease in annualized operating return on equity for the six months ended June 30, 2026 compared to the prior period was due primarily to higher average stockholders' equity offset in part by higher profitability compared to the prior-year period.
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
The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At June 30, 2026, the Company had $87.5 million of capacity remaining under its share repurchase program.
In July 2026, our Board of Directors approved an additional share repurchase authorization of up to $250.0 million of our common stock, bringing the remaining capacity to $337.5 million under the share repurchase program.
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
Our cash flows for the six months ended June 30, 2026 and 2025 were:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$490,776	$498,870
Investing activities	(263,498)	(440,248)
Financing activities	(180,128)	(33,734)
Change in cash and cash equivalents	$47,150	$24,888
Net cash provided by operating activities was approximately $490.8 million for the six months ended June 30, 2026 compared to $498.9 million for the same period in 2025. This decrease was largely driven by higher paid losses offset in part by the net effect of increased retention on our reinsurance treaties and higher investment income received.
Net cash used in investing activities was $263.5 million for the six months ended June 30, 2026 compared to $440.2 million for the six months ended June 30, 2025. Net cash used in investing activities during the first six months of 2026 included purchases of fixed-maturity securities of $729.5 million, which included primarily mortgage- and asset-backed securities and corporate bonds. During the first six months of 2026, we received proceeds of $367.1 million from sales of fixed-maturity securities, largely corporate bonds, and, to a lesser extent, asset- and mortgage-backed securities and municipal securities and $195.7 million primarily from redemptions and maturities of mortgage- and asset-backed securities. For the six months ended June 30, 2026, purchases of equity securities of $148.9 million consisted of common stocks and ETFs. During the first six months of 2026, we received proceeds of $58.5 million primarily from sales of common stocks and preferred stocks. In addition, net sales of short-term investments of $3.9 million consisted of U.S. Treasuries.
Net cash used in investing activities of $440.2 million during the first six months of 2025 included purchases of fixed-maturity securities of $939.5 million, which included primarily corporate bonds and asset- and mortgage-backed securities. During the first six months of 2025, we received proceeds of $282.7 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and, to a lesser extent, municipal securities and $359.0 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the six months ended June 30, 2025, purchases of equity securities of $94.9 million consisted of common stocks and ETFs. During the first six months of 2025, we received proceeds of $11.6 million from sales of common stocks.
During the first six months of 2026, cash used in financing activities reflected dividends paid of $0.50 per common share, or $11.5 million in aggregate, share repurchases and related excise tax of $163.1 million and payroll taxes withheld and remitted on restricted stock awards of $6.8 million, offset in part by proceeds received from our equity compensation plans of $1.2 million. Additionally, in connection with timing of our share repurchases, we drew down $30.0 million under our revolving credit facility during the first six months of 2026, which we subsequently repaid in full during the period.
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
The following is a summary of our significant reinsurance programs as of June 30, 2026:

Line of Business Covered	Company Policy Limit	Reinsurance Coverage	Company Retention
Property (1)	Up to $12.5 million per occurrence	50% up to $295.3 million per catastrophe	50% of property losses
Property – catastrophe (2)	N/A	$400.0 million excess of $100.0 million	$100.0 million per catastrophe
Casualty (3)	Up to $10.0 million per occurrence	Variable quota share	$3.0 million per occurrence as described in note (3) below

(1)    Our property quota share reinsurance reduces the financial impact of property losses up to a loss recovery of $147.7 million for an event. This reinsurance is not applicable to any individual policy with a limit of less than $5.0 million.
(2)    Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement of coverage, the maximum aggregate loss recovery limit is $800.0 million. This coverage applies after the coverage provided by the property quota share treaty.
(3)    For casualty policies with a per-occurrence limit higher than $3.0 million, the ceding percentage varies such that the retention is always $3.0 million or less. For example, for a $5.0 million limit excess policy, our retention would be 60%, whereas for a $10.0 million limit excess policy, our retention would be 30%. This reinsurance is not applicable to any individual policy with a per-occurrence limit of $3.0 million or less.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At June 30, 2026, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of June 30, 2026, we recorded an allowance for credit losses of $1.1 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
Total stockholders' equity and tangible stockholders' equity were $2.0 billion at both June 30, 2026 and December 31, 2025. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.

Investment portfolio
At June 30, 2026, our cash and invested assets of $5.5 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and real estate investments. At June 30, 2026, the majority of the investment portfolio was composed of fixed-maturity securities of $4.5 billion that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At June 30, 2026, we also held $773.1 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $210.5 million of cash and cash equivalents and $54.7 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.3 years and 4.0 years at June 30, 2026 and December 31, 2025, respectively, and an average rating of "AA-" at both June 30, 2026 and December 31, 2025.
At June 30, 2026 and December 31, 2025, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$866	$863	—%	$861	$874	—%
Obligations of states, municipalities and political subdivisions	114,114	96,316	2.2%	146,222	127,860	2.9%
Corporate and other securities	1,744,487	1,720,389	38.5%	1,711,348	1,713,888	39.5%
Asset-backed securities	571,235	571,768	12.8%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,623,483	1,570,870	35.1%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	512,757	510,340	11.4%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,566,942	$4,470,546	100.0%	$4,382,725	$4,341,450	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at June 30, 2026 and December 31, 2025, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	June 30, 2026		December 31, 2025
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,296,281	29.0%	$1,194,902	27.5%
AA	1,561,013	34.9%	1,503,373	34.6%
A	891,080	19.9%	861,657	19.8%
BBB	671,032	15.0%	722,141	16.7%
Below BBB and unrated	51,140	1.2%	59,377	1.4%
Total	$4,470,546	100.0%	$4,341,450	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$24,976	$24,830	0.6%	$14,324	$14,392	0.3%
Due after one year through five years	761,032	761,382	17.0%	868,804	879,532	20.3%
Due after five years through ten years	827,429	817,863	18.3%	695,323	700,466	16.1%
Due after ten years	246,030	213,493	4.8%	279,980	248,232	5.7%
Asset-backed securities	571,235	571,768	12.8%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,623,483	1,570,870	35.1%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	512,757	510,340	11.4%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,566,942	$4,470,546	100.0%	$4,382,725	$4,341,450	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.9 million at both June 30, 2026 and December 31, 2025.
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

Net income for the three and six months ended June 30, 2026 and 2025, reconciles to underwriting income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Net income	$175,874	$134,121	$288,428	$223,348
Income tax expense	43,930	34,168	71,036	57,252
Income before income taxes	219,804	168,289	359,464	280,600
Net investment income	(55,740)	(46,473)	(111,163)	(90,292)
Change in the fair value of equity securities	(56,196)	(28,621)	(47,840)	(31,659)
Net realized investment gains	(6,729)	(136)	(8,448)	(673)
Change in allowance for credit losses on investments	—	(5)	27	15
Interest expense	3,323	2,557	6,490	5,095
Other expenses (1)	1,299	12	1,828	672
Other income	(316)	(170)	(412)	(844)
Underwriting income	$105,445	$95,453	$199,946	$162,914
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
Net income for the three and six months ended June 30, 2026 and 2025, reconciles to net operating earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Net income	$175,874	$134,121	$288,428	$223,348
Adjustments:
Change in the fair value of equity securities, before taxes	(56,196)	(28,621)	(47,840)	(31,659)
Income tax expense (1)	11,801	6,010	10,046	6,648
Change in the fair value of equity securities, after taxes	(44,395)	(22,611)	(37,794)	(25,011)

Net realized investment gains, before taxes	(6,729)	(136)	(8,448)	(673)
Income tax expense (1)	1,413	29	1,774	141
Net realized investment gains, after taxes	(5,316)	(107)	(6,674)	(532)

Change in allowance for credit losses on investments, before taxes	—	(5)	27	15
Income tax (benefit) expense (1)	—	1	(6)	(3)
Change in allowance for credit losses on investments, after taxes	—	(4)	21	12
Net operating earnings	$126,163	$111,399	$243,981	$197,817

Operating return on equity:
Average stockholders' equity (2)	$2,001,230	$1,652,774	$1,997,349	$1,603,067
Annualized return on equity (3)	35.2%	32.5%	28.9%	27.9%
Annualized operating return on equity (4)	25.2%	27.0%	24.4%	24.7%
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
Stockholders' equity at June 30, 2026 and December 31, 2025, reconciles to tangible stockholders' equity as follows:

($ in thousands)	June 30, 2026	December 31, 2025

Stockholders' equity	$2,035,114	$1,959,583
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$2,032,319	$1,956,788

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2026	April 30, 2026	28,500	$330.11	28,500	$178.1
May 1, 2026	May 31, 2026	292,555	$309.66	292,555	$87.5
June 1, 2026	June 30, 2026	—	$—	—	$87.5
	Total	321,055	$314.18	321,055	$87.5
(1) The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
(2) In December 2025, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $250 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time. In July 2026, our Board of Directors approved an additional share repurchase authorization of up to $250.0 million of our common stock, bringing the remaining capacity to $337.5 million under the share repurchase program.

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
During the second quarter of 2026, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)

3.2	Amended and Restated By-Laws of Kinsale Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2023)
10.1+	Severance Agreement and General Release, dated as of April 29, 2026 between Kinsale Capital Group, Inc. and Diane D. Schnupp
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KINSALE CAPITAL GROUP, INC.
Date: July 23, 2026	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman, President and Chief Executive Officer

Date: July 23, 2026	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer