Form 10-Q
period 2026-09-30
Kinsale Capital Group, Inc.
filed 2026-10-22
CIK 1669162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Number of shares of the registrant's common stock outstanding at October 16, 2026: 22,509,945

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2026	2025
	(in thousands, except share and per share data)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,736,687, allowance for credit losses: $55 – 2026; $4,382,725 and $29 – 2025)	$4,497,325	$4,341,450
Equity securities, at fair value (cost: $625,689 – 2026; $482,926 – 2025)	779,233	626,399
Real estate investments, net	54,614	55,236
Short-term investments	—	3,864
Total investments	5,331,172	5,026,949
Cash and cash equivalents	160,508	163,361
Investment income due and accrued	33,012	30,971
Premiums and fees receivable, net of allowance for credit losses of $31,779 – 2026; $27,328 – 2025	119,608	124,593
Reinsurance recoverables, net of allowance for credit losses of $1,080 – 2026; $1,072 – 2025	427,106	394,329
Ceded unearned premiums	39,803	44,506
Deferred policy acquisition costs, net of ceding commissions	122,169	118,737
Intangible assets	3,538	3,538
Deferred income tax asset, net	86,021	42,191
Other assets	108,166	94,386
Total assets	$6,431,103	$6,043,561

Liabilities and Stockholders' Equity
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$3,324,276	$2,890,870
Unearned premiums	862,652	860,394
Payable to reinsurers	25,260	34,385
Accounts payable and accrued expenses	53,685	66,301
Debt	224,604	224,397
Other liabilities	21,615	7,631
Total liabilities	4,512,092	4,083,978

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 23,500,708 and 22,509,945 shares issued and outstanding at September 30, 2026; 23,380,413 and 23,145,751 shares issued and outstanding at December 31, 2025	235	234
Additional paid-in capital	384,817	373,681
Retained earnings	2,086,435	1,716,945
Accumulated other comprehensive loss	(187,160)	(30,692)
Treasury stock, at cost (990,763 shares – 2026, 234,662 – 2025)	(365,316)	(100,585)
Total stockholders’ equity	1,919,011	1,959,583
Total liabilities and stockholders’ equity	$6,431,103	$6,043,561
See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenues:
Gross written premiums	$462,868	$486,251	$1,472,494	$1,526,048
Ceded written premiums	(63,724)	(81,191)	(217,605)	(280,583)
Net written premiums	399,144	405,060	1,254,889	1,245,465
Change in unearned premiums	24,328	5,897	(6,961)	(85,105)
Net earned premiums	423,472	410,957	1,247,928	1,160,360
Fee income	11,099	10,300	34,035	30,655
Net investment income	58,265	49,604	169,428	139,896
Change in the fair value of equity securities	(37,769)	23,717	10,071	55,376
Net realized investment gains (losses)	(419)	2,159	8,029	2,832
Change in allowance for credit losses on investments	1	4	(26)	(11)
Other income	149	764	561	1,608
Total revenues	454,798	497,505	1,470,026	1,390,716

Expenses:
Losses and loss adjustment expenses	232,079	227,162	698,120	677,497
Underwriting, acquisition and insurance expenses	95,429	88,423	276,834	244,932
Interest expense	3,220	2,569	9,710	7,664
Other expenses	451	473	2,279	1,145
Total expenses	331,179	318,627	986,943	931,238
Income before income taxes	123,619	178,878	483,083	459,478
Total income tax expense	25,490	37,232	96,526	94,484
Net income	98,129	141,646	386,557	364,994
Other comprehensive (loss) income:
Change in net unrealized losses on available-for-sale investments, net of taxes	(112,944)	20,131	(156,468)	60,966
Total comprehensive income (loss)	$(14,815)	$161,777	$230,089	$425,960

Earnings per share:
Basic	$4.36	$6.12	$17.00	$15.75
Diluted	$4.36	$6.09	$16.97	$15.67

Weighted-average shares outstanding:
Basic	22,490	23,159	22,740	23,168
Diluted	22,504	23,271	22,781	23,292

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity
	(in thousands, except share and per share data)
Balance at December 31, 2025	23,145,751	$234	$373,681	$1,716,945	$(30,692)	$(100,585)	$1,959,583
Issuance of common stock under stock-based compensation plan	98,649	1	510	—	—	—	511
Stock-based compensation expense	—	—	4,982	—	—	—	4,982
Restricted shares withheld for taxes	(17,283)	—	(6,734)	—	—	—	(6,734)
Dividends declared ($0.25 per share)	—	—	—	(5,766)	—	—	(5,766)
Other comprehensive loss, net of tax	—	—	—	—	(34,913)	—	(34,913)
Net income	—	—	—	112,554	—	—	112,554
Treasury stock acquired – share repurchases	(166,042)	—	—	—	—	(62,871)	(62,871)
Balance at March 31, 2026	23,061,075	235	372,439	1,823,733	(65,605)	(163,456)	1,967,346
Issuance of common stock under stock-based compensation plan	38,473	—	666	—	—	—	666
Stock-based compensation expense	—	—	6,420	—	—	—	6,420
Restricted shares withheld for taxes	(68)	—	(23)	—	—	—	(23)
Dividends declared ($0.25 per share)	—	—	—	(5,690)	—	—	(5,690)
Other comprehensive loss, net of tax	—	—	—	—	(8,611)	—	(8,611)
Net income	—	—	—	175,874	—	—	175,874
Treasury stock acquired – share repurchases	(321,055)	—	—	—	—	(100,868)	(100,868)
Balance at June 30, 2026	22,778,425	235	379,502	1,993,917	(74,216)	(264,324)	2,035,114
Issuance of common stock under stock-based compensation plan	524	—	36	—	—	—	36
Stock-based compensation expense	—	—	5,279	—	—	—	5,279
Dividends declared ($0.25 per share)	—	—	—	(5,611)	—	—	(5,611)
Other comprehensive loss, net of tax	—	—	—	—	(112,944)	—	(112,944)
Net income	—	—	—	98,129	—	—	98,129
Treasury stock acquired – share repurchases	(269,004)	—	—	—	—	(100,992)	(100,992)
Balance at September 30, 2026	22,509,945	$235	$384,817	$2,086,435	$(187,160)	$(365,316)	$1,919,011

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Continued

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock, at Cost	Total Stock- holders' Equity

Balance at December 31, 2024	23,272,157	$233	$361,398	$1,229,136	$(97,206)	$(10,000)	$1,483,561
Issuance of common stock under stock-based compensation plan	73,276	1	234	—	—	—	235
Stock-based compensation expense	—	—	3,770	—	—	—	3,770
Restricted shares withheld for taxes	(14,467)	—	(6,248)	—	—	—	(6,248)
Dividends declared ($0.17 per share)	—	—	—	(3,953)	—	—	(3,953)
Other comprehensive income, net of tax	—	—	—	—	26,382	—	26,382
Net income	—	—	—	89,227	—	—	89,227
Treasury stock acquired – share repurchases	(23,348)	—	—	—	—	(9,999)	(9,999)
Balance at March 31, 2025	23,307,618	234	359,154	1,314,410	(70,824)	(19,999)	1,582,975
Issuance of common stock under stock-based compensation plan	14,884	—	244	—	—	—	244
Stock-based compensation expense	—	—	4,774	—	—	—	4,774
Restricted shares withheld for taxes	(69)	—	(34)	—	—	—	(34)
Dividends declared ($0.17 per share)	—	—	—	(3,960)	—	—	(3,960)
Other comprehensive income, net of tax	—	—	—	—	14,453	—	14,453
Net income	—	—	—	134,121	—	—	134,121
Treasury stock acquired – share repurchases	(23,309)	—	—	—	—	(10,000)	(10,000)
Balance at June 30, 2025	23,299,124	234	364,138	1,444,571	(56,371)	(29,999)	1,722,573
Issuance of common stock under stock-based compensation plan	7,863	—	127	—	—	—	127
Stock-based compensation expense	—	—	4,698	—	—	—	4,698
Dividends declared ($0.17 per share)	—	—	—	(3,958)	—	—	(3,958)
Other comprehensive income, net of tax	—	—	—	—	20,131	—	20,131
Net income	—	—	—	141,646	—	—	141,646
Treasury stock acquired – share repurchases	(45,627)	—	—	—	—	(20,000)	(20,000)
Balance at September 30, 2025	23,261,360	$234	$368,963	$1,582,259	$(36,240)	$(49,999)	$1,865,217

See accompanying notes to condensed consolidated financial statements.

KINSALE CAPITAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating activities:
Net cash provided by operating activities	$754,886	$802,344

Investing activities:
Purchase of property and equipment	(12,638)	(43,083)
Purchase of real estate investment	(230)	—
Change in short-term investments, net	3,874	(6,515)
Purchases – fixed-maturity securities	(1,450,422)	(1,768,360)
Purchases – equity securities	(266,401)	(131,419)
Sales – fixed-maturity securities	795,437	677,634
Sales – equity securities	169,310	14,585
Maturities and calls – fixed-maturity securities	289,001	554,307
Net cash used in investing activities	(472,069)	(702,851)

Financing activities:
Proceeds from borrowing under credit facility	30,000	15,000
Repayment of credit facility	(30,000)	—
Payroll taxes withheld and remitted on share-based payments	(6,757)	(6,282)
Proceeds from stock options exercised	1,213	606
Dividends paid	(17,048)	(11,869)
Treasury stock acquired – share repurchases	(263,078)	(39,999)
Net cash used in financing activities	(285,670)	(42,544)
Net change in cash and cash equivalents	(2,853)	56,949
Cash and cash equivalents at beginning of year	163,361	113,213
Cash and cash equivalents at end of period	$160,508	$170,162
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

2.     Investments
Available-for-sale investments
The following tables summarize the available-for-sale investments at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$869	$—	$(31)	$—	$838
Obligations of states, municipalities and political subdivisions	101,347	1	(22,594)	(2)	78,752
Corporate and other securities	1,831,099	59	(99,093)	(53)	1,732,012
Asset-backed securities	538,114	464	(7,309)	—	531,269
Residential mortgage-backed securities	1,755,050	103	(99,365)	—	1,655,788
Commercial mortgage-backed securities	510,208	88	(11,630)	—	498,666
Total fixed-maturity securities	$4,736,687	$715	$(240,022)	$(55)	$4,497,325

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$861	$14	$(1)	$—	$874
Obligations of states, municipalities and political subdivisions	146,222	51	(18,410)	(3)	127,860
Corporate and other securities	1,711,348	28,798	(26,232)	(26)	1,713,888
Asset-backed securities	582,780	6,377	(638)	—	588,519
Residential mortgage-backed securities	1,491,642	6,378	(38,750)	—	1,459,270
Commercial mortgage-backed securities	449,872	3,632	(2,465)	—	451,039
Total fixed-maturity securities	$4,382,725	$45,250	$(86,496)	$(29)	$4,341,450
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
At September 30, 2026, the Company's credit loss review resulted in an allowance for credit losses on five securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$56	$42	$29	$27
Increase to allowance from securities for which credit losses were not previously recorded	—	—	43	—
Reduction from securities sold during the period	—	—	(16)	(14)
Net (decrease) increase from securities that had an allowance at the beginning of the period	(1)	(4)	(1)	25
Ending balance	$55	$38	$55	$38

The following tables summarize gross unrealized losses and estimated fair value for available-for-sale investments by length of time that the securities have continuously been in an unrealized loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$838	$(31)	$—	$—	$838	$(31)
Obligations of states, municipalities and political subdivisions	5,845	(373)	71,145	(22,221)	76,990	(22,594)
Corporate and other securities	1,583,369	(71,291)	126,838	(27,802)	1,710,207	(99,093)
Asset-backed securities	346,029	(6,888)	7,918	(421)	353,947	(7,309)
Residential mortgage-backed securities	1,539,055	(82,866)	85,930	(16,499)	1,624,985	(99,365)
Commercial mortgage-backed securities	362,969	(9,047)	56,693	(2,583)	419,662	(11,630)
Total fixed-maturity securities	$3,838,105	$(170,496)	$348,524	$(69,526)	$4,186,629	$(240,022)

At September 30, 2026, the Company held 1,090 fixed-maturity securities in an unrealized loss position with a total estimated fair value of $4.2 billion and gross unrealized losses of $240.0 million. Of these securities, 316 were in a continuous unrealized loss position for greater than one year. As discussed above, the Company regularly reviews all fixed-maturity securities within its investment portfolio to determine whether a credit loss has occurred. Based on the Company's review as of September 30, 2026, except for securities previously discussed, unrealized losses were caused by interest rate changes or other market factors and were not credit-specific issues. At September 30, 2026, 83.9% of the Company’s fixed-maturity securities were rated "A-" or better and all of the Company’s fixed-maturity securities made expected coupon payments under the contractual terms of the securities.

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

Contractual maturities of available-for-sale fixed-maturity securities
The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at September 30, 2026 are summarized, by contractual maturity, as follows:

	September 30, 2026
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$1,850	$1,854
Due after one year through five years	737,941	720,551
Due after five years through ten years	915,485	860,658
Due after ten years	278,039	228,539
Asset-backed securities	538,114	531,269
Residential mortgage-backed securities	1,755,050	1,655,788
Commercial mortgage-backed securities	510,208	498,666
Total fixed-maturity securities	$4,736,687	$4,497,325

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

Real estate investments
Real estate investments represents directly owned property held for investment purposes. In December 2025, the Company reclassified its former headquarters and related assets to real estate investments. Real estate investments consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Building	$37,190	$37,190
Parking deck	5,072	5,072
Land	18,112	18,112
Land improvements	474	474
Furniture and fixtures	97	97
Construction in progress	230	—
Real estate investments	61,175	60,945
Accumulated depreciation	(6,561)	(5,709)
Real estate investments, net	$54,614	$55,236
Net investment income
The following table presents the components of net investment income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest:
Taxable bonds	$55,537	$46,697	$160,692	$131,676
Tax exempt municipal bonds	113	346	658	1,057
Cash equivalents and short-term investments	1,486	1,774	4,259	4,800
Dividends on equity securities	2,294	2,019	8,065	5,983
Real estate investment income	239	—	778	—
Gross investment income	59,669	50,836	174,452	143,516
Investment expenses	(1,404)	(1,232)	(5,024)	(3,620)
Net investment income	$58,265	$49,604	$169,428	$139,896

Investment expenses included depreciation expense related to real estate investments of $0.3 million and $0.9 million for the three and nine months ended September 30, 2026, respectively. There was no depreciation expense related to real estate investments for the three and nine months ended September 30, 2025 as the depreciable assets were in use by the Company and included in property and equipment.

Change in the fair value of equity securities
The following table presents the components of the change in the fair value of equity securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Reversal of prior-period (gains) losses on equity securities sold	$(30,243)	$25	$(30,272)	$134
Change in fair value of equity securities held at the end of the period	(7,526)	23,692	40,343	55,242
Total change in fair value of equity securities	$(37,769)	$23,717	$10,071	$55,376
The change in fair value of equity securities in the consolidated statement of income consists of two components: (1) the reversal of the gain or loss recognized in previous periods on equity securities sold and (2) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.
Realized investment gains and losses
The following table presents realized investment gains and losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Fixed-maturity securities:
Realized gains	$1,127	$2,372	$3,538	$3,677
Realized losses	(38,694)	(216)	(41,183)	(1,403)
Net realized (losses) gains from fixed-maturity securities	(37,567)	2,156	(37,645)	2,274

Equity securities:
Realized gains	37,406	—	48,619	2,465
Realized losses	(258)	—	(2,948)	(1,910)
Net realized gains from equity securities	37,148	—	45,671	555
Realized gains from the sales of short-term investments and cash equivalents	—	3	3	3
Net realized investment gains (losses)	$(419)	$2,159	$8,029	$2,832
The net realized gains or losses on sales of equity securities represent the total gains or losses from the purchase dates of the equity securities.
Change in net unrealized gains (losses) on fixed-maturity securities
For the three months ended September 30, 2026 and 2025, the change in net unrealized gains (losses) for fixed-maturity securities was $(143.0) million and $25.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the changes in net unrealized gains (losses) for fixed-maturity securities were $(198.1) million and $77.2 million, respectively. The increase in unrealized losses for both the three and nine months ended September

30, 2026 was driven by increases in U.S. Treasury yields during the periods, which reduced the fair value of our fixed-maturity portfolio. These unrealized losses were market-related and not credit-related. The increase in net unrealized losses also resulted in an increase in the related deferred tax asset.
Insurance – statutory deposits
The Company had invested assets with a fair value of $3.7 million and $3.9 million on deposit with state regulatory authorities at September 30, 2026 and December 31, 2025, respectively.
Payable for investments purchased
The Company recorded a payable for investments purchased, not yet settled, of $17.8 million at September 30, 2026. The Company did not have a payable for investments purchased at December 31, 2025. The payable balance is included in the "other liabilities" line item of the consolidated balance sheet.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$838	$—	$—	$838
Obligations of states, municipalities and political subdivisions	—	78,752	—	78,752
Corporate and other securities	—	1,732,012	—	1,732,012
Asset-backed securities	—	531,269	—	531,269
Residential mortgage-backed securities	—	1,655,788	—	1,655,788
Commercial mortgage-backed securities	—	498,666	—	498,666
Total fixed-maturity securities	838	4,496,487	—	4,497,325

Equity securities:
Exchange-traded funds	240,265	—	—	240,265
Non-redeemable preferred stock	—	12,788	—	12,788
Common stocks	526,180	—	—	526,180
Total equity securities	766,445	12,788	—	779,233
Total	$767,283	$4,509,275	$—	$5,276,558

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$874	$—	$—	$874
Obligations of states, municipalities and political subdivisions	—	127,860	—	127,860
Corporate and other securities	—	1,713,888	—	1,713,888
Asset-backed securities	—	588,519	—	588,519
Residential mortgage-backed securities	—	1,459,270	—	1,459,270
Commercial mortgage-backed securities	—	451,039	—	451,039
Total fixed-maturity securities	874	4,340,576	—	4,341,450

Equity securities:
Exchange-traded funds	185,523	—	—	185,523
Non-redeemable preferred stock	—	24,100	—	24,100
Common stocks	416,776	—	—	416,776
Total equity securities	602,299	24,100	—	626,399
Short-term investments	3,864	—	—	3,864
Total	$607,037	$4,364,676	$—	$4,971,713
There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 or December 31, 2025.
The carrying amount of the Company's fixed-rate senior notes was $175.0 million, less debt issuance costs, and the corresponding estimated fair value was $163.4 million and $173.8 million at September 30, 2026 and December 31, 2025, respectively. The fair value measurement was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2. The estimated fair value of outstanding borrowings under the Company's revolving Credit Facility approximated its carrying value at September 30, 2026 and December 31, 2025. See Note 13 for further information regarding the Company's debt arrangements.
The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $58.1 million and $45.3 million at September 30, 2026 and December 31, 2025, respectively.

4.     Allowance for Credit Losses
Premiums receivable
Premiums receivable balances are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. The estimate considers historical loss data, current and future economic conditions and specific identification of collectability concerns, where applicable. The following table presents the change in the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$29,922	$26,906	$27,328	$26,926
Current period change for estimated uncollectible premiums	3,006	2,341	7,047	7,242
Write-offs of uncollectible premiums receivable	(1,149)	(3,859)	(2,596)	(8,780)
Ending balance	$31,779	$25,388	$31,779	$25,388

5.     Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$124,743	$124,070	$118,737	$109,263
Policy acquisition costs deferred:
Direct commissions	68,755	71,844	219,233	225,292
Ceding commissions	(20,507)	(26,244)	(70,981)	(90,367)
Other underwriting and policy acquisition costs	4,779	3,979	13,190	12,089
Policy acquisition costs deferred	53,027	49,579	161,442	147,014
Amortization of net policy acquisition costs	(55,601)	(49,233)	(158,010)	(131,861)
Balance, end of period	$122,169	$124,416	$122,169	$124,416
Amortization of net policy acquisition costs is included in the line item "underwriting, acquisition and insurance expenses" in the accompanying consolidated statements of income and comprehensive income.

6.     Property and Equipment, Net
Property and equipment are included in "other assets" in the accompanying consolidated balance sheets and consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Building	$69,936	$66,763
Equipment	5,383	5,375
Software	33,312	27,136
Furniture and fixtures	6,250	6,157
Land improvements	245	129
Construction in progress	1,281	376
Property and equipment	116,407	105,936
Accumulated depreciation	(22,006)	(16,505)
Total property and equipment, net	$94,401	$89,431
7.     Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting, acquisition and insurance expenses incurred:
Direct commissions	$73,202	$73,496	$217,800	$212,428
Ceding commissions	(22,080)	(28,221)	(72,566)	(91,746)
Other underwriting expenses	44,307	43,148	131,600	124,250
Total	$95,429	$88,423	$276,834	$244,932
Other underwriting expenses within underwriting, acquisition and insurance expenses include salaries, bonuses and employee benefits expenses of $33.1 million and $33.3 million for the three months ended September 30, 2026 and 2025, respectively and $99.1 million and $95.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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
No additional awards will be issued under the 2016 Incentive Plan, and shares remaining available under that plan will not roll forward to the 2025 Incentive Plan. The maximum number of shares of the Company's common stock reserved and available for issuance under the 2025 Incentive Plan is 860,500 plus any shares subject to awards outstanding under the 2016 Incentive Plan as of May 22, 2025 that are subsequently forfeited or settled in cash. All shares granted during the nine months ended September 30, 2026 were granted under the 2025 Incentive Plan.
The total compensation cost that has been charged against income for share-based compensation arrangements was $16.7 million and $13.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Restricted Stock Awards
During the nine months ended September 30, 2026, the Company granted restricted stock awards under the 2025 Incentive Plan. The restricted stock awards were valued on the date of grant and will vest over a period of 1 to 4 years corresponding to the anniversary date of the grants. The fair value of restricted stock awards was determined based on the closing trading price of the Company's shares on the grant date or, if no shares were traded on the grant date, the last preceding date for which there was a sale of shares. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive dividends. Unvested shares of restricted stock awards and accrued dividends, if any, are forfeited upon the termination of service to or employment with the Company.
A summary of restricted stock activity for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested outstanding at the beginning of the period	124,050	$414.36
Granted	67,203	$390.04
Vested	(49,956)	$378.15
Forfeited	(5,471)	$415.30
Non-vested outstanding at the end of the period	135,826	$414.08
Employees surrender shares to pay for withholding tax obligations resulting from any vesting of restricted stock awards. During the nine months ended September 30, 2026, shares withheld for taxes in connection with the vesting of restricted stock awards totaled 17,351.
The weighted average grant-date fair value per share of the Company's restricted stock awards granted during the nine months ended September 30, 2026 and 2025 was $390.04 and $433.62, respectively. The fair value of restricted stock awards that vested during the nine months ended September 30, 2026 and 2025 was $19.4 million and $19.0 million, respectively. As of September 30, 2026, the Company had $42.5 million of total unrecognized stock-based compensation expense expected to be charged to earnings over a weighted-average period of 2.4 years.
Stock Options
On July 27, 2016, the Board of Directors approved, and the Company granted, 1,036,916 stock options under the 2016 Incentive Plan with an exercise price equal to the initial public offering price of $16.00 per share and a weighted-average grant-date fair value of $2.71 per share. The options had a maximum contractual term of 10 years and vested in 4 equal annual installments following the date of the grant. The value of the options granted was estimated at the date of grant using the Black-Scholes pricing model.

A summary of option activity as of September 30, 2026, and changes during the period then ended are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years of Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	75,914	$16.00
Granted	—	—
Forfeited	—	—
Exercised	(75,914)	16.00
Outstanding at September 30, 2026	—	$—	0.0	$—
Exercisable at September 30, 2026	—	$—	0.0	$—
The total intrinsic value of options exercised was $24.6 million and $16.8 million during the nine months ended September 30, 2026 and 2025, respectively.
9.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income	$98,129	$141,646	$386,557	$364,994

Weighted average common shares outstanding - basic	22,490	23,159	22,740	23,168
Effect of potential dilutive securities:
Conversion of stock options	1	82	28	94
Conversion of restricted stock	13	30	13	30
Weighted average common shares outstanding - diluted	22,504	23,271	22,781	23,292

Earnings per common share:
Basic	$4.36	$6.12	$17.00	$15.75
Diluted	$4.36	$6.09	$16.97	$15.67
There were 59,000 and zero anti-dilutive stock awards for the three months ended September 30, 2026 and 2025, respectively. There were 80,000 and 56,000 anti-dilutive stock awards for the nine months ended September 30, 2026 and 2025, respectively.

10. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of tax-exempt investment income and any discrete items recognized during the period. The Company's effective tax rates were 20.0% and 20.6% for the nine months ended September 30, 2026 and 2025, respectively, and were lower than the federal statutory rate of 21% due primarily to the tax benefits from stock-based compensation, including stock options exercised, and from income generated by certain tax-exempt investments.
11.     Reserves For Unpaid Losses and Loss Adjustment Expenses
The following table presents a reconciliation of consolidated beginning and ending reserves for unpaid losses and loss adjustment expenses:

	September 30,
	2026	2025
	(in thousands)
Gross reserves for unpaid losses and loss adjustment expenses, beginning of year	$2,890,870	$2,285,668
Less: reinsurance recoverable on unpaid losses	381,356	323,060
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	2,509,514	1,962,608
Incurred losses and loss adjustment expenses:
Current year	755,883	723,350
Prior years	(57,763)	(45,853)
Total net losses and loss adjustment expenses incurred	698,120	677,497

Payments:
Current year	48,193	43,393
Prior years	248,989	211,855
Total payments	297,182	255,248
Net reserves for unpaid losses and loss adjustment expenses, end of period	2,910,452	2,384,857
Reinsurance recoverable on unpaid losses	413,824	380,330
Gross reserves for unpaid losses and loss adjustment expenses, end of period	$3,324,276	$2,765,187
During the nine months ended September 30, 2026, the reserves for unpaid losses and loss adjustment expenses held at December 31, 2025 developed favorably by $57.8 million, of which $66.3 million was attributable to the 2021 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in the shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2017 through 2019 accident years.
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

12.     Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Premiums written:
Direct	$462,868	$486,251	$1,472,494	$1,526,048
Ceded	(63,724)	(81,191)	(217,605)	(280,583)
Net written	$399,144	$405,060	$1,254,889	$1,245,465

Premiums earned:
Direct	$491,789	$497,795	$1,470,236	$1,444,905
Ceded	(68,317)	(86,838)	(222,308)	(284,545)
Net earned	$423,472	$410,957	$1,247,928	$1,160,360
The following table summarizes ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Ceded incurred losses and loss adjustment expenses	$19,033	$18,568	$68,460	$106,727
The following table presents reinsurance recoverables on paid and unpaid losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Reinsurance recoverables on paid losses	$13,282	$12,973
Reinsurance recoverables on unpaid losses, net	413,824	381,356
Reinsurance recoverables, net	$427,106	$394,329

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
The loans under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate equal to the Adjusted Term SOFR Rate (as defined therein) plus 1.625% or the Alternate Base Rate (as defined therein) plus 0.625%. For the nine months ended September 30, 2026, the annual weighted-average interest rate of borrowings under the Credit Facility was 5.43%.
The following table presents the Company's outstanding debt as of September 30, 2026 and December 31, 2025:

	Issuance	Maturity	September 30, 2026	December 31, 2025
			(in thousands)
Credit Facility	Various	7/22/2027	$51,000	$51,000
5.15% Series A Notes	7/22/2022	7/22/2034	125,000	125,000
6.21% Series B Note	9/18/2023	7/22/2034	50,000	50,000
Less: Unamortized debt issuance costs			(1,396)	(1,603)
Total debt			$224,604	$224,397
Both the Note Purchase Agreement and the Amended and Restated Credit Agreement contain representations and affirmative and negative covenants, including financial covenants customary for agreements of this type, as well as customary events of default provisions. As of September 30, 2026, the Company was in compliance with all of its financial covenants under both the Note Purchase Agreement and the Credit Facility.
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

14.     Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized (losses) gains on fixed-maturity securities arising during the period, before income taxes	$(180,541)	$27,170	$(235,726)	$78,884
Income tax benefit (expense)	37,913	(5,706)	49,502	(16,566)
Unrealized (losses) gains arising during the period, net of income taxes	(142,628)	21,464	(186,224)	62,318
Less reclassification adjustment:
Net realized (losses) gains on fixed-maturity securities, before income taxes	(37,575)	1,684	(37,639)	1,723
Income tax benefit (expense)	7,891	(354)	7,904	(362)
Reclassification adjustment included in net income	(29,684)	1,330	(29,735)	1,361
Change in allowance for credit losses on investments, before income taxes	1	4	(26)	(11)
Income tax benefit (expense)	(1)	(1)	5	2
Reclassification adjustment included in net income	—	3	(21)	(9)
Other comprehensive (loss) income	$(112,944)	$20,131	$(156,468)	$60,966
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
Net earned premiums	$423,472	$410,957	$1,247,928	$1,160,360
Fee income	11,099	10,300	34,035	30,655
Net investment income	58,265	49,604	169,428	139,896
Change in fair value of equity securities	(37,769)	23,717	10,071	55,376
Net realized investment gains (losses)	(419)	2,159	8,029	2,832
Change in allowance for credit losses on investments	1	4	(26)	(11)
Other income (1)	149	764	561	1,608
Total revenues	454,798	497,505	1,470,026	1,390,716
Expenses:
Losses and loss adjustment expenses – current year	249,570	241,704	746,721	695,851
Losses and loss adjustment expenses – catastrophes	2,173	1,216	9,162	27,499
Losses and loss adjustment expenses – prior year development	(19,664)	(15,758)	(57,763)	(45,853)
Net commissions incurred	51,122	45,275	145,234	120,682
Salaries, employee benefits and bonus expense	33,097	33,350	99,062	95,046
Credit loss expense – premiums receivable	3,006	2,341	7,047	7,242
Depreciation (2)	1,634	1,080	4,481	3,309
Interest expense	3,220	2,569	9,710	7,664
Other segment items (3)	7,021	6,850	23,289	19,798
Income tax expense	25,490	37,232	96,526	94,484
Segment net income	98,129	141,646	386,557	364,994
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$98,129	$141,646	$386,557	$364,994
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
We have one reportable segment, our Excess and Surplus Lines Insurance segment, which offers property and casualty ("P&C") insurance products through the E&S market. For the first nine months of 2026, the percentage breakdown of our gross written premiums was 74.7% casualty and 25.3% property. Our commercial underwriting divisions include Excess Casualty, Commercial Property, General Casualty, Small Business Casualty, Construction, Allied Health, Small Business Property, Entertainment, Products Liability, Commercial Auto, Energy, Excess Professional, Inland Marine, Environmental, Life Sciences, Professional Liability, Health Care, Public Entity, Agribusiness Property, Agribusiness Casualty, Management Liability, Aviation, and Ocean Marine. We also write homeowners' coverage in the personal lines market, which in aggregate represented 2.6% of our gross written premiums in the first nine months of 2026.
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
Change in fair value of equity securities
Change in fair value of equity securities represents the increase or decrease in the fair value of equity securities held at the end of the period and the reversal of fair value changes recognized in prior periods on equity securities sold during the period.
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

Results of Operations
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change

Gross written premiums	$462,868	$486,251	$(23,383)	(4.8)%
Ceded written premiums	(63,724)	(81,191)	17,467	(21.5)%
Net written premiums	$399,144	$405,060	$(5,916)	(1.5)%

Net earned premiums	$423,472	$410,957	$12,515	3.0%
Fee income	11,099	10,300	799	7.8%
Losses and loss adjustment expenses	232,079	227,162	4,917	2.2%
Underwriting, acquisition and insurance expenses	95,429	88,423	7,006	7.9%
Underwriting income (1)	107,063	105,672	1,391	1.3%
Net investment income	58,265	49,604	8,661	17.5%
Change in the fair value of equity securities	(37,769)	23,717	(61,486)	NM
Net realized investment (losses) gains	(419)	2,159	(2,578)	NM
Change in allowance for credit losses on investments	1	4	(3)	NM
Interest expense	(3,220)	(2,569)	(651)	25.3%
Other (expense) income, net	(302)	291	(593)	NM
Income before taxes	123,619	178,878	(55,259)	(30.9)%
Income tax expense	25,490	37,232	(11,742)	(31.5)%
Net income	$98,129	$141,646	$(43,517)	(30.7)%

Net operating earnings (2)	$128,297	$121,201	$7,096	5.9%

Loss ratio	53.4%	53.9%
Expense ratio	22.0%	21.0%
Combined ratio (3)	75.4%	74.9%

Annualized return on equity	19.9%	31.6%
Annualized operating return on equity (2)	26.0%	27.0%
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
Net income was $98.1 million for the three months ended September 30, 2026 compared to $141.6 million for the three months ended September 30, 2025, a decrease of 30.7%. The decrease was primarily due to net realized and unrealized investment losses, compared to gains in the prior-year period, offset in part by higher net investment income and underwriting income.
During the third quarter of 2026, the Company repositioned a portion of its investment portfolio to improve expected long-term returns. The Company sold certain common stock holdings and reinvested the proceeds in higher conviction common stock investments. The sales reversed unrealized gains previously recognized in the change in fair value of equity securities and recognized largely corresponding realized gains. The Company simultaneously sold lower-yielding fixed-maturity securities in a loss position and reinvested the proceeds in higher-yielding fixed-maturity securities. The losses on the fixed-maturity sales, which had previously been recorded in accumulated other comprehensive loss within stockholders’ equity, were reclassified into net income upon sale and offset the realized gains on the equity sales. The repositioning reduced third quarter pre-tax earnings by $37.6 million.
Underwriting income was $107.1 million for the three months ended September 30, 2026 compared to $105.7 million for the three months ended September 30, 2025, an increase of 1.3%. The corresponding combined ratios were 75.4% for the three months ended September 30, 2026 compared to 74.9% for the three months ended September 30, 2025. The increase in underwriting income in the third quarter of 2026 compared to the third quarter of 2025 was primarily due to growth in net earned premiums and higher favorable development of loss reserves from prior accident years offset in part by lower ceding commissions as a result of increased retention on our reinsurance treaties.
Premiums
Gross written premiums were $462.9 million for the three months ended September 30, 2026 compared to $486.3 million for the three months ended September 30, 2025, a decrease of $23.4 million, or 4.8%. The decrease in gross written premiums was primarily due to a 19.3% decline in our property divisions, driven by heightened competition, including a 26.8% decline in our Commercial Property Division, one of the Company's larger divisions. Gross written premiums in our casualty business grew 0.9% due primarily to an increase in bound accounts offset in part by a change in business mix towards smaller accounts.
The average premium per policy written was approximately $11,400 in the third quarter of 2026 compared to approximately $12,900 in the third quarter of 2025. Excluding our Personal Insurance Division, which has a relatively low premium per policy written, the average premium per policy written was approximately $11,700 in the third quarter of 2026 compared to $13,500 in the third quarter of 2025. The decrease in average premium per policy for the third quarter of 2026 over the same period last year was due to an increase in competition, primarily on larger accounts and in our Commercial Property Division.

The following table provides a summary of gross premiums written by division for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change

Commercial:
Excess Casualty	$72,024	$70,574	$1,450	2.1%
Commercial Property	58,774	80,255	(21,481)	(26.8)%
Small Business Casualty	49,379	50,249	(870)	(1.7)%
General Casualty	43,913	47,126	(3,213)	(6.8)%
Construction	35,588	38,202	(2,614)	(6.8)%
Allied Health	25,871	23,623	2,248	9.5%
Small Business Property	25,695	28,011	(2,316)	(8.3)%
Entertainment	20,207	17,139	3,068	17.9%
Products Liability	17,921	16,757	1,164	6.9%
Commercial Auto	14,490	12,096	2,394	19.8%
Energy	12,219	11,941	278	2.3%
Excess Professional	9,929	10,236	(307)	(3.0)%
Environmental	9,149	8,164	985	12.1%
Inland Marine	8,810	8,786	24	0.3%
Life Sciences	8,367	9,109	(742)	(8.1)%
Professional Liability	7,869	8,702	(833)	(9.6)%
Health Care	7,147	6,554	593	9.0%
Public Entity	5,140	6,712	(1,572)	(23.4)%
Agribusiness Property	4,703	3,357	1,346	40.1%
Management Liability	4,661	4,924	(263)	(5.3)%
Agribusiness Casualty	3,992	3,261	731	22.4%
Aviation	3,053	2,534	519	20.5%
Ocean Marine	1,132	1,010	122	12.1%
Total commercial	450,033	469,322	(19,289)	(4.1)%
Personal:
High Value Homeowners	8,369	10,354	(1,985)	(19.2)%
Personal Insurance	4,466	6,575	(2,109)	(32.1)%
Total personal	12,835	16,929	(4,094)	(24.2)%
Total	$462,868	$486,251	$(23,383)	(4.8)%
Certain prior year amounts are reclassified to conform to current year's divisions and the business underwritten within them.
Net written premiums decreased by $5.9 million, or 1.5%, to $399.1 million for the three months ended September 30, 2026 from $405.1 million for the three months ended September 30, 2025. The decrease in net written premiums for the third quarter of 2026 compared to the same period last year was primarily due to the decline in gross written premiums offset in part by lower ceded premiums as a result of an increase in retention on our reinsurance treaties.

The net retention ratio was 86.2% for the three months ended September 30, 2026 compared to 83.3% for the three months ended September 30, 2025 due to increased retention in our reinsurance treaties and change in the mix of business.
Net earned premiums increased by $12.5 million, or 3.0%, to $423.5 million for the three months ended September 30, 2026 from $411.0 million for the three months ended September 30, 2025 due primarily to higher net retention levels and continued earning of premium from prior-period growth in gross written premiums.
Loss ratio
The following table summarizes the loss ratios for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$249,570	57.4%	$241,704	57.3%
Current year catastrophe losses	2,173	0.5%	1,216	0.3%
Effect of prior year development	(19,664)	(4.5)%	(15,758)	(3.7)%
Total	$232,079	53.4%	$227,162	53.9%

The loss ratio was 53.4% for the three months ended September 30, 2026 compared to 53.9% for the three months ended September 30, 2025. The decrease in the loss ratio in the third quarter of 2026 compared to the third quarter of 2025 was due primarily to higher relative net favorable development of prior-year loss reserves offset in part by higher catastrophe losses.
During the three months ended September 30, 2026, prior accident years developed favorably by $19.7 million, of which $23.3 million was attributable to the 2022 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in our shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in the construction liability business in the 2017 and 2018 accident years.
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

Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	51,122	11.8%	45,275	10.8%
Other underwriting expenses	44,307	10.2%	43,148	10.2%
Underwriting, acquisition and insurance expenses	$95,429	22.0%	$88,423	21.0%
The expense ratio was 22.0% for the three months ended September 30, 2026 compared to 21.0% for the three months ended September 30, 2025. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties. Direct commissions paid as a percentage of gross written premiums was 14.9% and 14.8% for the three months ended September 30, 2026 and 2025, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change

Interest from fixed-maturity securities	$55,650	$47,043	$8,607
Dividends from equity securities	2,294	2,019	275
Cash equivalents and short-term investments	1,486	1,774	(288)
Real estate investment income	239	—	239
Gross investment income	59,669	50,836	8,833
Investment expenses	(1,404)	(1,232)	(172)
Net investment income	58,265	49,604	8,661
Change in the fair value of equity securities	(37,769)	23,717	(61,486)
Net realized investment (losses) gains	(419)	2,159	(2,578)
Change in allowance for credit losses on investments	1	4	(3)
Net realized and unrealized investment (losses) gains	(38,187)	25,880	(64,067)
Total	$20,078	$75,484	$(55,406)
Net investment income increased by 17.5% to $58.3 million for the three months ended September 30, 2026 from $49.6 million for the three months ended September 30, 2025. This increase was primarily due to growth in our investment portfolio generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% for both the three months ended September 30, 2026 and 2025.

The change in the fair value of equity securities for the three months ended September 30, 2026 primarily reflected the reversal of gains recognized in prior periods on equity securities sold during the quarter in connection with the repositioning of portions of the Company's investment portfolio.
Net realized investment losses were $0.4 million for the three months ended September 30, 2026 compared to net realized investment gains of $2.2 million for the three months ended September 30, 2025. Net realized investment losses for the three months ended September 30, 2026 consisted of net realized losses of $37.6 million on the sale of fixed-maturity securities, largely offset by net realized gains of $37.1 million on the sale of certain equity securities in connection with the repositioning of the investment portfolio.
Income tax expense
Our effective tax rate was 20.6% for the three months ended September 30, 2026 compared to 20.8% for the three months ended September 30, 2025. The effective tax rates were lower than the federal statutory rate of 21% due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change

Gross written premiums	$1,472,494	$1,526,048	$(53,554)	(3.5)%
Ceded written premiums	(217,605)	(280,583)	62,978	(22.4)%
Net written premiums	$1,254,889	$1,245,465	$9,424	0.8%

Net earned premiums	$1,247,928	$1,160,360	$87,568	7.5%
Fee income	34,035	30,655	3,380	11.0%
Losses and loss adjustment expenses	698,120	677,497	20,623	3.0%
Underwriting, acquisition and insurance expenses	276,834	244,932	31,902	13.0%
Underwriting income (1)	307,009	268,586	38,423	14.3%
Net investment income	169,428	139,896	29,532	21.1%
Change in fair value of equity securities	10,071	55,376	(45,305)	NM
Net realized investment gains	8,029	2,832	5,197	NM
Change in allowance for credit losses on investments	(26)	(11)	(15)	NM
Interest expense	(9,710)	(7,664)	(2,046)	26.7%
Other (expense) income, net	(1,718)	463	(2,181)	NM
Income before taxes	483,083	459,478	23,605	5.1%
Income tax expense	96,526	94,484	2,042	2.2%
Net income	$386,557	$364,994	$21,563	5.9%

Net operating earnings (2)	$372,279	$319,019	$53,260	16.7%

Loss ratio	54.5%	56.9%
Expense ratio	21.6%	20.6%
Combined ratio (3)	76.1%	77.5%

Annualized return on equity	26.6%	29.1%
Annualized operating return on equity (2)	25.6%	25.4%
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

Overview
Net income was $386.6 million for the nine months ended September 30, 2026 compared to $365.0 million for the nine months ended September 30, 2025, an increase of 5.9%. The increase in net income for the first nine months of 2026 over the same period last year was primarily due to higher underwriting income and higher net investment income offset in part by a lower change in the fair value of equity securities.
The lower change in the fair value of equity securities primarily reflected the repositioning of a portion of the Company’s investment portfolio during the third quarter of 2026 to improve expected long-term returns. The Company sold certain common stock holdings and reinvested the proceeds in higher conviction common stock investments. The sales reversed unrealized gains previously recognized in the change in fair value of equity securities and recognized largely corresponding realized gains. The Company simultaneously sold lower-yielding fixed-maturity securities in a loss position and reinvested the proceeds in higher-yielding fixed-maturity securities. The losses on the fixed-maturity sales, which had previously been recorded in accumulated other comprehensive loss within stockholders’ equity, were reclassified into net income upon sale and offset the realized gains on the equity sales.
Underwriting income was $307.0 million for the nine months ended September 30, 2026 compared to $268.6 million for the nine months ended September 30, 2025, an increase of 14.3%. The corresponding combined ratios were 76.1% for the nine months ended September 30, 2026 compared to 77.5% for the nine months ended September 30, 2025. The increase in underwriting income for the first nine months of 2026 compared to the same period last year was primarily due to growth in net earned premiums, lower catastrophe losses and higher favorable development of loss reserves from prior accident years.
Premiums
Gross written premiums were $1,472.5 million for the nine months ended September 30, 2026 compared to $1,526.0 million for the nine months ended September 30, 2025, a decrease of $53.6 million, or 3.5%. The decrease in gross written premiums was primarily due to an 18.7% decline in our property divisions, driven by heightened competition, including a 29.8% decline in the Commercial Property Division, one of the Company's larger divisions. Gross written premiums in our casualty business grew 3.0% due primarily to an increase in bound accounts offset in part by a change in business mix towards smaller accounts.
The average premium per policy written was $12,000 in the first nine months of 2026 compared to $13,800 in the first nine months of 2025. Excluding our Personal Insurance Division, which has a relatively low premium per policy written, the average premium per policy written was $12,300 for the first nine months of 2026 and $14,400 for the first nine months of 2025. The decrease in average premium per policy for the first nine months of 2026 over the same period last year was due to an increase in competition, primarily on larger accounts and in our Commercial Property Division.

The following table provides a summary of gross premiums written by division for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change

Commercial:
Excess Casualty	$219,871	$208,296	$11,575	5.6%
Commercial Property	214,125	305,179	(91,054)	(29.8)%
General Casualty	160,412	155,145	5,267	3.4%
Small Business Casualty	152,416	158,460	(6,044)	(3.8)%
Construction	104,044	115,971	(11,927)	(10.3)%
Allied Health	78,206	75,092	3,114	4.1%
Small Business Property	76,914	75,933	981	1.3%
Entertainment	65,285	54,115	11,170	20.6%
Products Liability	56,960	53,940	3,020	5.6%
Commercial Auto	43,224	36,483	6,741	18.5%
Energy	37,828	34,675	3,153	9.1%
Excess Professional	29,956	31,287	(1,331)	(4.3)%
Inland Marine	26,882	25,221	1,661	6.6%
Environmental	26,567	23,966	2,601	10.9%
Life Sciences	26,430	27,409	(979)	(3.6)%
Professional Liability	24,144	26,341	(2,197)	(8.3)%
Health Care	21,502	19,433	2,069	10.6%
Public Entity	14,661	15,292	(631)	(4.1)%
Agribusiness Property	14,548	4,016	10,532	262.3%
Agribusiness Casualty	13,577	9,686	3,891	40.2%
Management Liability	12,885	14,181	(1,296)	(9.1)%
Aviation	10,338	7,617	2,721	35.7%
Ocean Marine	3,516	2,768	748	27.0%
Total commercial	1,434,291	1,480,506	(46,215)	(3.1)%
Personal:
High Value Homeowners	23,223	27,646	(4,423)	(16.0)%
Personal Insurance	14,980	17,896	(2,916)	(16.3)%
Total personal	38,203	45,542	(7,339)	(16.1)%
Total	$1,472,494	$1,526,048	$(53,554)	(3.5)%
Certain prior year amounts are reclassified to conform to current year's divisions and the business underwritten within them.
Net written premiums increased by $9.4 million, or 0.8%, to $1,254.9 million for the nine months ended September 30, 2026 from $1,245.5 million for the nine months ended September 30, 2025. The net retention ratio was 85.2% for the nine months ended September 30, 2026 compared to 81.6% for the same period last year. The increases in net written premiums and the net retention ratio were primarily due to an increase in the retention on our reinsurance treaties and change in the mix of business.

Net earned premiums increased by $87.6 million, or 7.5%, to $1,247.9 million for the nine months ended September 30, 2026 from $1,160.4 million for the nine months ended September 30, 2025 due primarily to continued earning of premium from prior-period growth in gross written premiums and higher net retention levels.
Loss ratio
The following table summarizes the loss ratios for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
($ in thousands)	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income	Losses and Loss Adjustment Expenses	% of Sum of Earned Premiums and Fee Income
Loss ratio:
Current accident year before catastrophe losses	$746,721	58.3%	$695,851	58.4%
Current year catastrophe losses	9,162	0.7%	27,499	2.3%
Effect of prior year development	(57,763)	(4.5)%	(45,853)	(3.8)%
Total	$698,120	54.5%	$677,497	56.9%
The loss ratio was 54.5% for the nine months ended September 30, 2026 compared to 56.9% for the nine months ended September 30, 2025. The decrease in the loss ratio for the first nine months of 2026 compared to the first nine months of 2025 was due primarily to lower catastrophe losses incurred in the period and higher relative net favorable development of prior-year loss reserves.
During the nine months ended September 30, 2026, prior accident years developed favorably by $57.8 million, of which $66.3 million was attributable to the 2021 through 2025 accident years due to lower emergence of reported losses than expected across most lines of business, particularly in our shorter-tail lines of business. This favorable development was offset in part by adverse development primarily in our construction liability business in the 2017 through 2019 accident years.
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

Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
($ in thousands)	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income	Underwriting Expenses	% of Sum of Earned Premiums and Fee Income

Net commissions incurred	$145,234	11.3%	$120,682	10.1%
Other underwriting expenses	131,600	10.3%	124,250	10.5%
Total	$276,834	21.6%	$244,932	20.6%
The expense ratio was 21.6% for the nine months ended September 30, 2026 compared to 20.6% for the nine months ended September 30, 2025. The increase in the expense ratio was primarily due to lower ceding commissions as a result of increased retention on our reinsurance treaties. Direct commissions paid as a percentage of gross written premiums was 14.9% and 14.8% for the nine months ended September 30, 2026 and 2025, respectively.
Investing results
The following table summarizes net investment income, change in the fair value of equity securities and net realized investment gains (losses) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change

Interest from fixed-maturity securities	$161,350	$132,733	$28,617
Dividends from equity securities	8,065	5,983	2,082
Cash equivalents and short-term investments	4,259	4,800	(541)
Real estate investment income	778	—	778
Gross investment income	174,452	143,516	30,936
Investment expenses	(5,024)	(3,620)	(1,404)
Net investment income	169,428	139,896	29,532
Change in fair value of equity securities	10,071	55,376	(45,305)
Net realized investment gains	8,029	2,832	5,197
Change in allowance for credit losses on investments	(26)	(11)	(15)
Net realized and unrealized investment gains	18,074	58,197	(40,123)
Total	$187,502	$198,093	$(10,591)
Net investment income increased by 21.1% to $169.4 million for the nine months ended September 30, 2026 from $139.9 million for the nine months ended September 30, 2025. The increase in the first nine months of 2026 compared to the same period last year was primarily due to growth in our investment portfolio largely generated from the investment of strong operating cash flows. Our investment portfolio, excluding cash equivalents and unrealized gains and losses, had an annualized gross investment return of 4.4% and 4.3% for the nine months ended September 30, 2026 and 2025, respectively.

The change in the fair value of equity securities for the nine months ended September 30, 2026 primarily reflected the reversal of gains recognized in prior periods on equity securities sold during 2026, in connection with the repositioning of the equity portfolio during the period.
Net realized investment gains were $8.0 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net realized investment gains for the first nine months of 2026 consisted primarily of realized gains on opportunistic sales of equity securities and on the repositioning of the equity portfolio, partially offset by realized losses on the sale of fixed-maturity securities.
Income tax expense
Our effective tax rate was 20.0% for the nine months ended September 30, 2026 compared to 20.6% for the nine months ended September 30, 2025. The effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefits from stock-based compensation, including stock options exercised, and from tax-exempt investment income.
Return on equity
Our annualized return on equity was 26.6% for the nine months ended September 30, 2026 compared to 29.1% for the nine months ended September 30, 2025. Our annualized operating return on equity was 25.6% for the nine months ended September 30, 2026 compared to 25.4% for the nine months ended September 30, 2025. The increase in annualized operating return on equity for the nine months ended September 30, 2026 compared to the prior period was due primarily to higher profitability compared to the prior-year period offset in part by higher average stockholders' equity.
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

Share repurchase program
In December 2025, our Board of Directors authorized a new share repurchase program authorizing the repurchase of up to $250.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. In July 2026, our Board of Directors approved an additional share repurchase authorization of up to $250.0 million of our common stock.
The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At September 30, 2026, the Company had $237.5 million of capacity remaining under its share repurchase program.
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
Our cash flows for the nine months ended September 30, 2026 and 2025 were:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$754,886	$802,344
Investing activities	(472,069)	(702,851)
Financing activities	(285,670)	(42,544)
Change in cash and cash equivalents	$(2,853)	$56,949
Net cash provided by operating activities was approximately $754.9 million for the nine months ended September 30, 2026 compared to $802.3 million for the same period in 2025. This decrease was largely driven by higher paid losses, operating expenses, and income taxes offset in part by higher investment income received.
Net cash used in investing activities was $472.1 million for the nine months ended September 30, 2026 compared to $702.9 million for the nine months ended September 30, 2025. The decrease in net cash used in investing activities was primarily due to a greater allocation of cash to share repurchases, which reduced the amount available for investment purchases. Net cash used in investing activities during the first nine months of 2026 included purchases of fixed-maturity securities of $1.5 billion, which included primarily corporate bonds and mortgage- and asset-backed securities. During the first nine months of 2026, we received proceeds of $795.4 million from sales of fixed-maturity securities, largely corporate bonds, and, to a lesser extent, mortgage- and asset-backed securities and municipal securities and $289.0 million primarily from redemptions and maturities of mortgage- and asset-backed securities. For the nine months ended September 30, 2026, purchases of equity securities of $266.4 million consisted of common stocks and exchange-traded funds ("ETFs"). During the first nine months of 2026, we received proceeds of $169.3 million primarily from sales of common stocks, ETFs and preferred stocks. In addition, net sales of short-term investments of $3.9 million consisted of U.S. Treasuries.
Net cash used in investing activities of $702.9 million during the first nine months of 2025 included purchases of fixed-maturity securities of $1.8 billion, which included primarily corporate bonds and asset- and mortgage-backed securities. During the first nine months of 2025, we received proceeds of $677.6 million from sales of fixed-maturity securities, largely corporate bonds, asset-backed securities and, to a lesser extent, municipal securities and $554.3 million from redemptions and maturities of asset- and mortgage-backed securities and corporate bonds. For the nine months ended September 30, 2025, purchases of equity securities of $131.4 million consisted of common stocks and ETFs. During the first nine months of 2025, we received proceeds of $14.6 million from sales of common stocks. In addition, net purchases of short-term investments of $6.5 million consisted of U.S. Treasuries.
During the first nine months of 2026, cash used in financing activities reflected dividends paid of $0.75 per common share, or $17.0 million in aggregate, share repurchases and related excise tax of $263.1 million and payroll taxes withheld and remitted on restricted stock awards of $6.8 million, offset in part by proceeds received from our equity compensation plans of $1.2 million. Additionally, in connection with timing of our share repurchases, we drew down $30.0 million under our revolving credit facility during the first nine months of 2026, which we subsequently repaid in full during the period.
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
The following is a summary of our significant reinsurance programs as of September 30, 2026:

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
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, we review the financial condition of each reinsurer regularly. In addition, we continually monitor for rating downgrades involving any of our reinsurers. At September 30, 2026, all reinsurance contracts that our insurance subsidiary was a party to were with companies with A.M. Best ratings of "A-" (Excellent) or better. As of September 30, 2026, we recorded an allowance for credit losses of $1.1 million related to our reinsurance balances.
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
Financial Condition
Stockholders' equity
Total stockholders' equity and tangible stockholders' equity were $1.9 billion at September 30, 2026 and $2.0 billion at December 31, 2025. The decreases in both total and tangible stockholders' equity over the prior year-end balances were primarily due to higher share repurchases and dividends and a decrease in the fair value of our fixed-maturity investments offset in part by profits generated during the period and net activity related to our share-based compensation plan. Tangible stockholders’ equity is a non-GAAP financial measure. See "—Reconciliation of non-GAAP financial measures" for a reconciliation of stockholders' equity in accordance with GAAP to tangible stockholders' equity.
Investment portfolio
At September 30, 2026, our cash and invested assets of $5.5 billion consisted of fixed-maturity securities, equity securities, cash and cash equivalents and real estate investments. At September 30, 2026, the majority of the investment portfolio was composed of fixed-maturity securities of $4.5 billion that were classified as available-for-

sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. At September 30, 2026, we also held $779.2 million of equity securities, which included common stocks, ETFs and non-redeemable preferred stock, $160.5 million of cash and cash equivalents and $54.6 million of real estate investments.
Our fixed-maturity securities, including cash equivalents, had a weighted average duration of 4.4 years and 4.0 years at September 30, 2026 and December 31, 2025, respectively, and an average rating of "AA-" at both September 30, 2026 and December 31, 2025.
At September 30, 2026 and December 31, 2025, the amortized cost and estimated fair value on fixed-maturity securities were as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Fixed-maturity securities:
U.S. Treasury securities and obligations of U.S. government agencies	$869	$838	—%	$861	$874	—%
Obligations of states, municipalities and political subdivisions	101,347	78,752	1.8%	146,222	127,860	2.9%
Corporate and other securities	1,831,099	1,732,012	38.5%	1,711,348	1,713,888	39.5%
Asset-backed securities	538,114	531,269	11.8%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,755,050	1,655,788	36.8%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	510,208	498,666	11.1%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,736,687	$4,497,325	100.0%	$4,382,725	$4,341,450	100.0%
The table below summarizes the credit quality of our fixed-maturity securities at September 30, 2026 and December 31, 2025, as rated by Standard & Poor’s Financial Services, LLC ("Standard & Poor's"):

	September 30, 2026		December 31, 2025
Standard & Poor’s or Equivalent Designation	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
AAA	$1,363,617	30.3%	$1,194,902	27.5%
AA	1,507,400	33.5%	1,503,373	34.6%
A	905,425	20.1%	861,657	19.8%
BBB	678,010	15.1%	722,141	16.7%
Below BBB and unrated	42,873	1.0%	59,377	1.4%
Total	$4,497,325	100.0%	$4,341,450	100.0%

The amortized cost and estimated fair value of our fixed-maturity securities summarized by contractual maturity as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total Fair Value	Amortized Cost	Estimated Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$1,850	$1,854	0.1%	$14,324	$14,392	0.3%
Due after one year through five years	737,941	720,551	16.0%	868,804	879,532	20.3%
Due after five years through ten years	915,485	860,658	19.1%	695,323	700,466	16.1%
Due after ten years	278,039	228,539	5.1%	279,980	248,232	5.7%
Asset-backed securities	538,114	531,269	11.8%	582,780	588,519	13.6%
Residential mortgage-backed securities	1,755,050	1,655,788	36.8%	1,491,642	1,459,270	33.6%
Commercial mortgage-backed securities	510,208	498,666	11.1%	449,872	451,039	10.4%
Total fixed-maturity securities	$4,736,687	$4,497,325	100.0%	$4,382,725	$4,341,450	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Restricted investments
In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and to comply with certain third-party agreements. Assets held on deposit or in trust accounts are primarily in the form of high-grade securities. The fair value of our restricted assets was $3.7 million and $3.9 million at September 30, 2026 and December 31, 2025, respectively.
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

Net income for the three and nine months ended September 30, 2026 and 2025, reconciles to underwriting income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Net income	$98,129	$141,646	$386,557	$364,994
Income tax expense	25,490	37,232	96,526	94,484
Income before income taxes	123,619	178,878	483,083	459,478
Net investment income	(58,265)	(49,604)	(169,428)	(139,896)
Change in the fair value of equity securities	37,769	(23,717)	(10,071)	(55,376)
Net realized investment (gains) losses	419	(2,159)	(8,029)	(2,832)
Change in allowance for credit losses on investments	(1)	(4)	26	11
Interest expense	3,220	2,569	9,710	7,664
Other expenses (1)	451	473	2,279	1,145
Other income	(149)	(764)	(561)	(1,608)
Underwriting income	$107,063	$105,672	$307,009	$268,586
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
Net income for the three and nine months ended September 30, 2026 and 2025, reconciles to net operating earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Net income	$98,129	$141,646	$386,557	$364,994
Adjustments:
Change in the fair value of equity securities, before taxes	37,769	(23,717)	(10,071)	(55,376)
Income tax expense (benefit) (1)	(7,931)	4,981	2,115	11,629
Change in the fair value of equity securities, after taxes	29,838	(18,736)	(7,956)	(43,747)

Net realized investment (gains) losses, before taxes	419	(2,159)	(8,029)	(2,832)
Income tax expense (benefit) (1)	(88)	453	1,686	595
Net realized investment (gains) losses, after taxes	331	(1,706)	(6,343)	(2,237)

Change in allowance for credit losses on investments, before taxes	(1)	(4)	26	11
Income tax (benefit) expense (1)	—	1	(5)	(2)
Change in allowance for credit losses on investments, after taxes	(1)	(3)	21	9
Net operating earnings	$128,297	$121,201	$372,279	$319,019

Operating return on equity:
Average stockholders' equity (2)	$1,977,063	$1,793,895	$1,939,297	$1,674,389
Annualized return on equity (3)	19.9%	31.6%	26.6%	29.1%
Annualized operating return on equity (4)	26.0%	27.0%	25.6%	25.4%
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
Stockholders' equity at September 30, 2026 and December 31, 2025, reconciles to tangible stockholders' equity as follows:

($ in thousands)	September 30, 2026	December 31, 2025

Stockholders' equity	$1,919,011	$1,959,583
Less: intangible assets, net of deferred taxes	2,795	2,795
Tangible stockholders' equity	$1,916,216	$1,956,788

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2026	July 31, 2026	68,655	$363.32	68,655	$312.6
August 1, 2026	August 31, 2026	200,349	$374.63	200,349	$237.5
September 1, 2026	September 30, 2026	—	$—	—	$237.5
	Total	269,004	$375.43	269,004	$237.5
(1) The total cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022.
(2) In December 2025, the Company's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $250 million of the Company's common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods and pursuant to safe harbors provided by Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company in its discretion. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time. In July 2026, the Company's Board of Directors approved an additional share repurchase authorization of up to $250.0 million of our common stock under the share repurchase program.

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
During the third quarter of 2026, none of our non-employee directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

KINSALE CAPITAL GROUP, INC.
Date: October 22, 2026	By:	/s/ Michael P. Kehoe
Michael P. Kehoe Chairman, President and Chief Executive Officer

Date: October 22, 2026	By:	/s/ Bryan P. Petrucelli
Bryan P. Petrucelli Executive Vice President, Chief Financial Officer and Treasurer